Form 10-K
period 2015-12-31
SBA COMMUNICATIONS CORP
filed 2016-02-26
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14.5 billion as of June 30, 2015.

The number of shares outstanding of the Registrant’s common stock (as of February 19, 2016): Class A common stock — 125,257,417

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 96.8% of our total segment operating profit for the year ended December 31, 2015. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2015, we owned 25,465 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2015. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America.  We receive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and Digicel. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. Our site leasing business generates substantially all of our total segment operating profit, representing 96.2% or more of our total segment operating profit for the past three years.  Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2015, we had 15,778 sites in the United States.  For the year ended December 31, 2015, we generated 83.5% of our total site leasing revenue from these sites. We receive domestic site leasing revenues primarily from AT&T, Sprint, Verizon Wireless, and T-Mobile. In the United States, wireless service providers typically enter into tenant leases with us, each of which relates to the lease or use of space at an individual tower. Our tenant leases in the United States are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which typically average 3-4% per year, for both the initial and renewal option periods.  Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal terms of 5-year periods, at our option, and provide for rent escalators which typically average 2-3% annually.

International Site Leasing

In 2015, we continued to focus on growing our international site leasing business through the acquisition and development of towers. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. As of December 31, 2015, we owned 9,687 towers in our international markets, including Brazil, Canada, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, and Panama. We receive international site leasing revenues primarily from Oi S.A., Telefonica, Claro, Digicel, and TIM. Our operations in these countries are solely in the site leasing business, and we expect to continue to expand operations through new builds and acquisitions.

Our tenant leases in Canada typically have similar terms and conditions as those in the United States with an initial term of five to ten years with five 5-year renewal periods at the option of the tenant.  These tenant leases typically contain specific rent escalators, which average 3-4% per year.  Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods.  In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America typically escalate in accordance with a standard cost of living index.  In Brazil, site leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.  Site leases in South America typically provide for a fixed rental amount and a pass-through charge for the underlying ground lease rent.  Our ground leases in Canada, Central America and South America generally have similar terms and conditions as those in the United States, except that the annual escalators in our South American ground leases are based on a cost of living index.

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

The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks, (ii) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (iii) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments. Since we first entered the Central and South American markets, we have built or acquired 9,430 towers and continue to expand in these markets to respond to growing demand.

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

In our new build program, we construct tower structures (1) in locations that are strategically chosen by us or (2) under build-to-suit arrangements. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants. During 2016, we intend to build between 590 and 610 new tower structures, domestically and internationally.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our towers. We earn site development services revenues primarily from the full range of end to end services we provide to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services on a local basis, through regional, territory, and project offices. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

For financial information about our operating segments, please see Note 18 of our Consolidated Financial Statements included in this Form 10-K.

Industry Developments

We believe that growing wireless traffic (particularly data and video), the deployment of additional spectrum, and technology advancements will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of towers that they utilize and additions and changes to the equipment they deploy at existing towers. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•

As wireless traffic continues to grow, carriers are investing to increase the capacity of their networks; and we believe that the continued capacity increases will require our customers to add large numbers of additional cell sites and additional new equipment at current cell sites.

•

Spectrum licensed by the Federal Communications Commission (the “FCC”) has enabled continued network development. We expect the deployment of currently fallow spectrum and the potential availability of additional spectrum through a  planned government auction to drive continued network development in the U.S.

•

Consumers are increasing their use of wireless data services due to expansion of wireless data applications, such as video, mobile apps and games, web browsing, email and social networking, and continued wireline to wireless migration. Wireless devices such as smartphones, tablets, laptops, and other emerging and embedded devices continue to trend toward being more bandwidth-intensive. As a result, according to industry estimates, global mobile data traffic will grow at an approximately 53% compound annual growth rate from 2015 to 2020 and will grow at a rate three times faster than non-mobile data traffic over the same period.

•

Consumers list network quality as one of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. For example, U.S. wireless carriers’ capital expenditures have increased from an estimated $22.9 billion in 2010 to an estimated $31.7 billion in 2015, and we expect capital expenditures in the foreseeable future to remain elevated as wireless carriers continue to improve their networks.

We believe that the world-wide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional demand for tower space from our customers, which we believe will translate into strong leasing growth for us.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins, and low customer churn. The long-term and repetitive nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending. Key elements of our strategy include:

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers can be achieved at a low incremental cost. We actively market space on our towers through our internal sales force. As of December 31, 2015, we had an average of 1.8 tenants per tower structure.

Disciplined Growth of our Tower Portfolio. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general, and administrative expenses. During 2016, we intend to continue to grow our tower portfolio, domestically and internationally, through tower acquisitions and the construction of new tower structures. In connection with our international expansion, we have targeted select international markets that we believe have relatively stable political environments and a growing wireless communications industry. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

Capitalizing on our Scale and Management Experience. We are a large owner, operator and developer of towers, with substantial capital, human, and operating resources. We have been developing towers for wireless service providers in the U.S. since 1989 and owned and operated towers for ourselves since 1997. We believe our size, experience, capabilities, and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. We believe that our industry expertise and strong relationships with wireless service providers will allow us to expand our position as a leading provider of site leasing and site development services.

Controlling our Underlying Land Positions. We have purchased and/or entered into perpetual easements or long-term leases for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2015, approximately 73% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 33 years. As of December 31, 2015, approximately 5.8% of our tower structures have ground leases maturing in the next 10 years.

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

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2015	2014	2013

AT&T Wireless (1)	24.2%	23.0%	20.5%
Sprint	19.6%	23.4%	25.0%
T-Mobile	16.0%	15.5%	17.3%
Verizon Wireless	13.8%	12.0%	11.3%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

During the past two years, we provided services or leased space to a number of customers, including:

AT&T Wireless	NII Holdings	Sprint
Cellular South	Ntelos	T-Mobile
Claro	Mastec	TIM
Digicel	Oi S.A.	Telefonica
Ericsson, Inc.	Overland Contracting	U.S. Cellular
Goodman Networks	SouthernLinc	Verizon Wireless

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

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in our corporate office. We also rely on our vice presidents, general managers, and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts by geographic region or to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that wireless service providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with wireless service provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff’s compensation is heavily weighted to incentive-based goals and measurements.

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

International Site Leasing –  Our competition consists of wireless service providers that own and operate their own tower networks, as well as large national and regional independent tower companies.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local market areas exclusively, while some firms offer their services nationally. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including company experience, price, track record, local reputation, geographic reach, and time for completion of a project.

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

As of December 31, 2015, we had 1,310 employees of which 230 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 83.5% of our total site leasing revenue for the year ended December 31, 2015, both the FCC and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations, which were amended in 2014, govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site: compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2015, we had 697 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $6.6 million of annual revenue. By comparison, as of December 31, 2014, we had 264 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $3.8 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed under executed contracts. As of December 31, 2015, we had approximately $30.7 million of contractually committed revenue as compared to approximately $66.2 million as of December 31, 2014.

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

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar, or acquired technologies may be discontinued. In connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint), the combined companies have rationalized and may continue to rationalize duplicative parts of their networks, and, in the case of Sprint, the Nextel iDen network was discontinued, which has led and may continue to lead to the non-renewal of certain leases on our towers. During 2013, Sprint acquired Clearwire Communications and T-Mobile acquired MetroPCS, and in 2014, AT&T acquired Leap Wireless (Cricket Wireless). This consolidation may also lead to additional non-renewal of certain of our tower leases. If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., this consolidation could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our deficit. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2015 and 2014.

	As of December 31,
	2015	2014

	(in thousands)
Total principal amount of indebtedness	$8,555,000	$7,870,000
Shareholders' deficit	$(1,706,144)	$(660,800)

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. For example, on June 10, 2015, SBA Senior Finance II secured a new $500.0 million senior secured Term Loan, and on October 14, 2015, we, through a New York common law trust, issued $500.0 million aggregate principal amount of Secured Tower Revenue Securities.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2015	2014	2013

AT&T Wireless (1)	24.2%	23.0%	20.5%
Sprint	19.6%	23.4%	25.0%
T-Mobile	16.0%	15.5%	17.3%
Verizon Wireless	13.8%	12.0%	11.3%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2015	2014	2013

AT&T Wireless (1)	31.9%	30.1%	25.5%
Sprint	22.3%	25.6%	30.9%
T-Mobile	19.0%	19.2%	20.2%
Verizon Wireless	16.3%	14.4%	13.3%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2015	2014	2013

Oi S.A.	48.8%	44.3%	6.3%
Telefonica	24.7%	28.8%	44.2%
Digicel	4.6%	4.9%	11.2%

	For the year ended December 31,
Percentage of Site Development Revenue	2015	2014	2013

Sprint	28.5%	36.7%	1.5%
T-Mobile	17.6%	8.5%	8.4%
Ericsson, Inc.	15.3%	16.8%	34.5%
Verizon Wireless	14.8%	10.1%	4.8%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

We derive revenue through numerous site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five to ten years in the U.S. and Canada, and renewable for five 5-year periods at the option of the tenant. Site leasing contracts in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected.

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

Currency fluctuations may negatively affect our results of operations.

We have business operations in Canada, Central America, and South America.  Our operations in Central America and Ecuador are primarily denominated in United States Dollars, while our operations in Canada and Brazil are denominated in local currencies.  Our foreign currency denominated revenues and expenses are translated into United States dollars at applicable exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2015, approximately 15% of our total cash site leasing revenue was generated by our International operations, of which 11.2% was generated in non-US dollar currencies, including 10.5% which was generated in Brazilian Reais. The exchange rates between our foreign currencies and the United States Dollar have fluctuated significantly recently and may continue to do so in the future.  For example, the Brazilian Real has historically been subject to substantial volatility and devalued 49.2% when comparing the spot rate on January 1, 2015 and December 31, 2015. This trend has adversely affected, and may in the future continue to adversely affect, our reported results of operations.

Changes in exchange rates between these local currencies and the United States Dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have an intercompany loan agreement which permits one of our Brazilian entities to borrow amounts up to $750.0 million. As of December 31, 2015, the outstanding balance under this agreement was $455.8 million. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations. Consequently, if the U.S. Dollar continues to strengthen against the Brazilian Real, our results of operations would be adversely affected. For the years ended December 31, 2015 and 2014, we recorded $178.9 million and $23.0 million, respectively, of foreign exchange losses on the remeasurement of intercompany loans.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. In addition, the land underlying the 2,113 towers we acquired in 2013 from Oi S.A., one of Brazil’s largest telecommunications providers, is subject to a concession from the Federal Republic of Brazil that expires in 2025.  At the end of the term, the Brazilian government will have the right to (i) renew the concession upon newly negotiated terms or (ii) terminate the concession and take possession of the land and the tower on such land.  Although Oi S.A. has entered into a non-terminable lease with us for 35 years, if the concession is not renewed, our site leasing revenue from co-located tenants would terminate prior to the end of such lease. For the year ended December 31, 2015, we generated 13.0% of our total international site leasing revenue from these 2,113 towers of which 10.2% related to Oi S.A. and 2.8% represented revenue from co-located tenants.

As of December 31, 2015, the average remaining life under our ground leases, including renewal options under our control, was approximately 33 years, and approximately 5.8% of our tower structures have ground leases maturing in the next 10 years.  Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

New technologies or network architecture may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks may reduce the demand for our wireless infrastructure. For example, new technologies that may promote network sharing, joint development, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site cellular architecture that is the basis of substantially all of our site leasing business. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures may negatively impact our revenues or otherwise have a material adverse effect on us.

Increasing competition may negatively impact our ability to grow our communication site portfolio long term.

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. For example, in 2015, we passed on more U.S. acquisitions than we did in 2014 due to asset quality, price, or lease terms. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than we do.  Finally, competition regulations, domestically and internationally, may limit our ability to acquire certain portfolios or apply to us differently than they apply to our competitors.  As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

We currently intend to build 590 to 610 new towers, domestically and internationally, during 2016. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification.  With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds, domestically and internationally, than anticipated, the costs of constructing these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2016. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Central America, and South America, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were 14.9% during the year ended December 31, 2015, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

•laws effecting telecommunications infrastructure including the sharing of such infrastructure;

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

There can be no assurances that 3G, 4G, including long-term evolution (“LTE”), advanced wireless service in the 1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz bands (the “AWS-3” bands), or other new wireless technologies such as 5G will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G experienced delays from the original projected timelines of the wireless and broadcast industries, and continued deployment of 4G could experience delays. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated, particularly in certain of our international markets. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our customers sometimes have alternatives for leasing antenna space. Some of our competitors, such as (1) U.S. and international wireless carriers that allow co-location on their towers and (2) large independent tower companies, have been, and based on recent consolidations continue to be, substantially larger and have greater financial resources than we do. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the 5.75% Notes, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 5.625% Notes and 4.875% Notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

•seasonal factors, such as weather, holidays and vacation days and total business days in a quarter;

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

We have not been profitable and may incur losses in the future.

Historically, we have not been profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Net loss	$(175,656)	$(24,295)	$(55,909)

Our losses are principally due to depreciation, amortization and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), losses from the extinguishment of debt in the periods presented above, and in 2015, remeasurement losses related to a foreign currency denominated intercompany loan.

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

Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

A part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), errors, catastrophic events such as natural disasters and other events beyond our control. If our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results.

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

To the extent we believe that a position with respect to an NOL is not more likely than not to be sustained, we do not record the related deferred tax asset. In addition, for NOLs that meet the recognition threshold, we assess the recoverability of the NOL and establish a valuation allowance against the deferred tax asset related to the NOL if recoverability is questionable. Given the uncertainty surrounding the recoverability of certain of our NOLs, we have established a valuation allowance to offset the related deferred tax asset.

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

Our issuance of equity securities and other associated transactions may trigger a future ownership change which may negatively impact our ability to utilize NOLs in the future.

The issuance of equity securities and other associated transactions may increase the chance that we will have a future ownership change under Section 382 of the Internal Revenue Code of 1986. We may also have a future ownership change, outside of our control, caused by future equity transactions by our current shareholders. Depending on our market value at the time of such future ownership change, an ownership change under Section 382 could negatively impact our ability to utilize our NOLs in the event we generate future taxable income. Currently, we have recorded a full valuation allowance against our NOLs because we have concluded that our loss history indicates that it is not “more likely than not” that such deferred tax assets will be realized.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2015, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, has been extended to 33 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases are generally for an initial term of five years or more with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2015	$121.45	$100.12
Quarter ended September 30, 2015	$128.47	$102.65
Quarter ended June 30, 2015	$124.98	$111.58
Quarter ended March 31, 2015	$126.65	$107.53

Quarter ended December 31, 2014	$122.79	$103.83
Quarter ended September 30, 2014	$114.37	$99.70
Quarter ended June 30, 2014	$102.57	$87.03
Quarter ended March 31, 2014	$99.64	$87.29

As of February 19, 2016, there were 92 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. In addition, our ability to pay dividends is limited by the terms of our debt instruments.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2015:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2015 - 10/31/2015	—	$—	—	$750,002,750
11/1/2015 - 11/30/2015	184,215	$103.86	184,215	$730,869,600
12/1/2015 - 12/31/2015	297,781	$103.66	297,781	$700,002,810
Total	481,996	$103.74	481,996	$700,002,810
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

Equity Compensation Plan

Equity Compensation Plan Information
(in thousands except exercise price)
Number of Securities
	Number of Securities		Weighted Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2001 Plan (1)	346		$29.97	—
2010 Plan	3,724	(2)	$83.45	10,188
Equity compensation plans not approved by
security holders	—			—
Total	4,070		$78.90	10,188

(1)This plan has been terminated, and we are no longer eligible to issue shares pursuant to the plan.

(2)Included in the number of securities in column (a) is 277,153 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $90.15.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2015. The financial data for the fiscal years ended 2015,  2014,  2013,  2012, and 2011 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,480,634	$1,360,202	$1,133,013	$846,094	$616,294
Site development	157,840	166,794	171,853	107,990	81,876
Total revenues	1,638,474	1,526,996	1,304,866	954,084	698,170
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	324,655	301,313	270,772	188,951	131,916
Cost of site development	119,744	127,172	137,481	90,556	71,005
Selling, general, and administrative	114,951	103,317	85,476	72,148	62,828
Acquisition related adjustments and expenses	11,864	7,798	19,198	40,433	7,144
Asset impairment and decommission costs	94,783	23,801	28,960	6,383	5,472
Depreciation, accretion, and amortization	660,021	627,072	533,334	408,467	309,146
Total operating expenses	1,326,018	1,190,473	1,075,221	806,938	587,511
Operating income	312,456	336,523	229,645	147,146	110,659
Other income (expense):
Interest income	3,894	677	1,794	1,128	136
Interest expense	(322,366)	(292,600)	(249,051)	(196,241)	(160,896)
Non-cash interest expense	(1,505)	(27,112)	(49,085)	(70,110)	(63,629)
Amortization of deferred financing fees	(19,154)	(17,572)	(15,560)	(12,870)	(9,188)
Loss from extinguishment of debt, net	(783)	(26,204)	(6,099)	(51,799)	(1,696)
Other income (expense)	(139,137)	10,628	31,138	5,654	(165)
Total other expense	(479,051)	(352,183)	(286,863)	(324,238)	(235,438)
Loss before provision for income taxes	(166,595)	(15,660)	(57,218)	(177,092)	(124,779)
(Provision) benefit for income taxes	(9,061)	(8,635)	1,309	(6,594)	(2,113)
Net loss from continuing operations	(175,656)	(24,295)	(55,909)	(183,686)	(126,892)
Income from discontinued operations, net of income taxes	—	—	—	2,296	—
Net loss	(175,656)	(24,295)	(55,909)	(181,390)	(126,892)
Net income attributable to the
noncontrolling interest	—	—	—	353	436
Net loss attributable to SBA Communications Corporation	$(175,656)	$(24,295)	$(55,909)	$(181,037)	$(126,456)
Basic and diluted per common share amounts:
Loss from continuing operations	$(1.37)	$(0.19)	$(0.44)	$(1.53)	$(1.14)
Income from discontinued operations	—	—	—	0.02	—
Net loss per common share	$(1.37)	$(0.19)	$(0.44)	$(1.51)	$(1.14)
Basic and diluted weighted avg. number of common shares	127,794	128,919	127,769	120,280	111,595

	As of December 31,
	2015	2014	2013	2012	2011
	(audited) (in thousands)
Balance Sheet Data
Cash and cash equivalents	$118,039	$39,443	$122,112	$233,099	$47,316
Restricted cash - current	25,353	52,519	47,305	27,708	22,266
Short-term investments	706	5,549	5,446	5,471	5,773
Property and equipment, net	2,782,353	2,762,417	2,578,444	2,671,317	1,583,393
Intangibles, net	3,735,413	4,189,540	3,387,198	3,134,133	1,639,784
Total assets	7,403,215	7,841,125	6,783,188	6,615,911	3,606,399
Total debt	8,542,305	7,860,799	5,876,607	5,356,103	3,354,485
Total shareholders' (deficit) equity	(1,706,144)	(660,800)	356,966	652,991	(11,313)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Other Data	(audited) (in thousands)
Cash provided by (used in):
Operating activities	$737,173	$671,643	$497,587	$340,914	$249,058
Investing activities	(734,521)	(1,760,127)	(817,198)	(2,269,120)	(503,273)
Financing activities	88,937	991,838	210,837	2,110,481	237,432

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

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 96.8% of our total segment operating profit for the year ended December 31, 2015. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2015, we owned 25,465 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2015. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and Digicel. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index.

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

 Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of December 31, 2015, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 18 of our Consolidated Financial Statements included in this annual report.

	For the year ended

Segment operating profit as a percentage of total	2015	2014	2013

Domestic site leasing	82.4%	82.8%	89.9%
International site leasing	14.4%	13.5%	6.3%
Total site leasing	96.8%	96.3%	96.2%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2016, we expect organic site leasing revenue in both our domestic and international segments to be consistent with our growth in 2015. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of service (e.g. iDen).

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

For information regarding our operating segments, see Note 18 of our Consolidated Financial Statements included in this annual report.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2015, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates and revenue is recognized as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase. Site development projects generally take from 3 to 12 months to complete. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

In connection with certain acquisitions, we may agree to pay contingent consideration (or earnouts) in cash or stock if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. We accrue for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration are recorded through Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Year Ended 2015 Compared to Year Ended 2014

Revenues and Segment Operating Profit:

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

Revenues	(in thousands)
Domestic site leasing	$1,236,758	$1,157,293	$79,465	6.9%
International site leasing	243,876	202,909	40,967	20.2%
Site development	157,840	166,794	(8,954)	(5.4%)
Total	$1,638,474	$1,526,996	$111,478	7.3%
Cost of Revenues
Domestic site leasing	$252,493	$247,237	$5,256	2.1%
International site leasing	72,162	54,076	18,086	33.4%
Site development	119,744	127,172	(7,428)	(5.8%)
Total	$444,399	$428,485	$15,914	3.7%
Operating Profit
Domestic site leasing	$984,265	$910,056	$74,209	8.2%
International site leasing	171,714	148,833	22,881	15.4%
Site development	38,096	39,622	(1,526)	(3.9%)

Revenues

Total revenues increased  $111.5 million for the year ended December 31, 2015, as compared to the prior year, due largely to (i) revenues from 4,923 towers acquired and 848 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers. The increase in total revenues includes the negative impact of $43.2  million from fluctuations in foreign currency exchange rates as compared to the prior year.

Domestic site leasing revenues increased  $79.5 million for the year ended December 31, 2015, as compared to the prior year, due largely to (i) revenues from 1,007 towers acquired and 266 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers.

International site leasing revenues increased  $41.0 million for the year ended December 31, 2015, as compared to the prior year, due largely to (i) revenues from 3,916 towers acquired, primarily from the acquisition of 3,648 towers from Oi S.A. in March 2014 and December 2014, and 582 towers built since January 1, 2014, and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $43.2 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development revenues decreased $9.0 million for the year ended December 31, 2015, as compared to the prior year, as a result of a decrease in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Operating Profit

Domestic site leasing segment operating profit increased  $74.2 million for the year ended December 31, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $22.9 million for the year ended December 31, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above and (ii) the positive impact of our ground lease purchase program, partially offset by increased costs resulting from the integration of towers acquired in 2014. The increase in international site leasing segment operating profit includes the negative impact of $31.2  million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development segment operating profit decreased  $1.5 million for the year ended December 31, 2015, as compared to the prior year, primarily due to lower services revenue.

Selling, General, and Administrative Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Total	$114,951	$103,317	$11,634	11.3%

Selling, general, and administrative expenses increased  $11.6 million for the year ended December 31, 2015, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion. The increase in selling, general, and administrative expenses includes the positive impact of $1.8 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Acquisition Related Adjustments and Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$9,975	$3,351	$6,624	197.7%
International site leasing	1,889	4,447	(2,558)	(57.5%)
Total	$11,864	$7,798	$4,066	52.1%

Domestic acquisition related adjustments and expenses increased $6.6 million for the year ended December 31, 2015, primarily as a result of an increase in the number of towers we acquired as compared to the prior year.

International acquisition related adjustments and expenses decreased $2.6 million for the year ended December 31, 2015 primarily as a result of a  decrease in the number of towers we acquired, partially offset by changes in our estimated pre-acquisition contingencies as compared to the prior year. The decrease in International acquisition related adjustments and expenses includes the positive impact of $0.4 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$93,977	$21,538	$72,439	336.3%
International site leasing	806	2,263	(1,457)	(64.4%)
Total	$94,783	$23,801	$70,982	298.2%

Asset impairment and decommission costs increased  $71.0 million for the year ended December 31, 2015, as compared to the prior year, primarily as a result of a $56.7 million impairment charge in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction and $7.3 million of additional impairment charges resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment. In addition, the increase in the asset impairment and decommission costs includes $5.5 million related to higher net book value of towers decommissioned in the current year as compared against the prior year and $1.2 million in exit costs related to our former corporate headquarters building. The impact from fluctuations in foreign currency exchange rates as compared to the prior year was not material.

Depreciation, Accretion, and Amortization Expense:

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$534,436	$515,150	$19,286	3.7%
International site leasing	118,886	104,447	14,439	13.8%
Total site leasing	$653,322	$619,597	$33,725	5.4%
Site development	3,662	2,453	1,209	49.3%
Not identified by segment	3,037	5,022	(1,985)	(39.5%)
Total	$660,021	$627,072	$32,949	5.3%

Depreciation, accretion, and amortization expense increased  $32.9 million for the year ended December 31, 2015, as compared to the prior year, due to an increase in the number of towers we acquired and built since January 1, 2014. The increase in depreciation, accretion, and amortization expense includes the positive impact of $22.7 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Operating Income (Loss):

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$278,464	$302,406	$(23,942)	(7.9%)
International site leasing	33,937	20,914	13,023	62.3%
Total site leasing	$312,401	$323,320	$(10,919)	(3.4%)
Site development	22,187	28,095	(5,908)	(21.0%)
Not identified by segment	(22,132)	(14,892)	(7,240)	48.6%
Total	$312,456	$336,523	$(24,067)	(7.2%)
Domestic site leasing operating income decreased  $23.9 million for the year ended December 31, 2015, as compared to the prior year, primarily due to increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, acquisition related adjustments and expenses, and selling, general, and administrative expenses, partially offset by higher segment operating profit.

International site leasing operating income increased  $13.0 million for the year ended December 31, 2015, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses and asset impairment and decommission costs, partially offset by an increase in depreciation, accretion, and amortization expense. The increase in international site leasing operating income includes the negative impact of $5.4 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development operating income decreased  $5.9 million for the year ended December 31, 2015, as compared to the prior year, primarily due to a decrease in segment operating profit, as well as increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Interest income	$3,894	$677	$3,217	475.2%
Interest expense	(322,366)	(292,600)	(29,766)	10.2%
Non-cash interest expense	(1,505)	(27,112)	25,607	(94.4%)
Amortization of deferred financing fees	(19,154)	(17,572)	(1,582)	9.0%
Loss from extinguishment of debt, net	(783)	(26,204)	25,421	(97.0%)
Other (expense) income, net	(139,137)	10,628	(149,765)	(1,409.2%)
Total	$(479,051)	$(352,183)	$(126,868)	36.0%

Interest income increased  $3.2 million due to a higher amount of investments held and a higher average interest rate on those investments held for the year ended December 31, 2015 as compared to the prior year.

Interest expense increased  $29.8 million for the year ended December 31, 2015, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding for the year ended December 31, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities in October 2014, the 2015 Tower Securities in October 2015, the 2014 Term Loan in March 2014, the 2015 Term Loan in June 2015, and the 4.875% Notes in July 2014, partially offset by the full repayment of the 2010-1C Tower Securities in October 2014, the full redemption of the 8.25% Notes in August 2014, and the settlement of the 4.0% Notes during 2014.

Non-cash interest expense decreased  $25.6 million from the year ended December 31, 2015, compared to the prior year, primarily due to the maturity of the 4.0% Notes during the prior year.

Amortization of deferred financing fees increased  $1.6 million for the year ended December 31, 2015, as compared to the prior year, primarily resulting from the issuance of the 2014 and 2015 Tower Securities, 2014 Term Loan, 2015 Term Loan, and 4.875% Notes,  partially offset by the full repayment of the 8.25% Notes and 2010-1C Tower Securities and the settlement of the 4.0% Notes during the prior year.

Loss from extinguishment of debt decreased  $25.4 million for the year ended December 31, 2015, as compared to the prior year, primarily due to the repayment of the 2010-1C Tower Securities, 2011 Term Loan and the 2012-2 Term Loan, early settlement of the 4.0% Notes, and the early redemption of the 8.25% Notes during the prior year, partially offset by the early redemption of the 2012-1 Term Loan during 2015.

Other (expense) income, net increased  $149.8 million for the year ended December 31, 2015, as compared to the prior year, primarily due to a  $178.9 million loss related to the remeasurement of an intercompany loan not denominated in the functional currency of the subsidiary in which it is recorded during the year ended December 31, 2015 as compared to a $23.0 million loss in the prior year, as well as a $17.9 million gain realized on the settlement of two foreign currency contracts entered into to hedge the purchase price of the Oi S.A. acquisition in Brazil in 2014. This was partially offset by a $37.2 million gain realized on the sale of a cost-method investment in 2015 as compared to a $12.5 million gain on the sale of a cost-method investment in the prior year.

Net Loss:

	For the year ended
	December 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(175,656)	$(24,295)	$(151,361)	623.0%

Net loss was $175.7 million for the year ended December 31, 2015, an increase of $151.4 million compared to a loss of $24.3 million in the prior year. The increase is primarily due to increases in other (expense) income, net, asset impairment and decommission costs, depreciation, accretion, and amortization expense, selling, general and administrative expenses, and acquisition related adjustments and expenses, partially offset by an increase in our total segment operating profit as compared to the prior year.

The increase in net loss includes the negative impact of $170.0 million from fluctuations in foreign currency exchange rates as compared to the prior year.

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

Revenues

Total revenues increased $222.1 million for the year ended December 31, 2014, as compared to the prior year, due largely to (i) revenues from 6,532 towers acquired and 731 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in total revenues includes the negative impact of $3.1 million from fluctuations in foreign currency exchange rates as compared to the prior year.

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

Selling, general, and administrative expenses increased $17.8 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion primarily in Brazil.  The increase in selling, general, and administrative expenses includes the positive impact of $0.2 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Acquisition Related Adjustments and Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$3,351	$6,525	$(3,174)	(48.6%)
International site leasing	4,447	12,673	(8,226)	(64.9%)
Total	$7,798	$19,198	$(11,400)	(59.4%)

Acquisition related adjustments and expenses decreased $11.4 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of a reduction in an estimated pre-acquisition contingency, partially offset by an increase in acquisition and integration related activities including two acquisitions from Oi S.A. which closed during the first and fourth quarters of fiscal year 2014. The decrease in acquisition related adjustments and expenses includes the positive impact of $1.1 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$21,538	$26,478	$(4,940)	(18.7%)
International site leasing	2,263	2,482	(219)	(8.8%)
Total	$23,801	$28,960	$(5,159)	(17.8%)

Asset impairment and decommission costs decreased $5.2 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 214 towers during the year ended December 31, 2014 as compared to the decommissioning of 248 towers during the prior year. The decrease in asset impairment and decommission costs includes the positive impact of $0.1 million from fluctuations in foreign currency exchange rates as compared to the prior year.

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

Depreciation, accretion, and amortization expense increased $93.7 million for the year ended December 31, 2014, as compared to the prior year, due to an increase in the number of towers we acquired and built since January 1, 2013.  The increase in depreciation, accretion, and amortization expense includes the positive impact of $1.8 million from fluctuations in foreign currency exchange rates as compared to the prior year.

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

Domestic site leasing operating income increased $72.9 million for the year ended December 31, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in asset impairment and decommission costs, and acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

International site leasing operating income increased $34.8 million for the year ended December 31, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses, and depreciation, accretion, and amortization expense.

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

Interest expense increased $43.5 million for the year ended December 31, 2014, as compared to the prior year, primarily due to the higher average principal amount of cash-interest bearing debt outstanding for the year ended December 31, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 and 2014 Tower Securities, 2014 Term Loan, and 4.875% Notes, partially offset by the maturity of the 1.875% Notes and 4.0% Notes and full repayment of the 2011 Term Loan, 2012-2 Term Loan, 2010-1 Tower Securities, and 8.25% Notes.

Non-cash interest expense decreased $22.0 million for the year ended December 31, 2014 as compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes in May of 2013 and 4.0% Notes in October of 2014.

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

Other income decreased $20.5 million for the year ended December 31, 2014, as compared to the prior year, primarily due to a gain of $27.3 million recognized in the prior year related to the sale of a bankruptcy claim. The current year reflects a $17.9 million gain realized on the settlement of two foreign currency contracts which were entered into and settled during the first quarter of 2014 in order to hedge the purchase price of the Oi S.A. acquisition in Brazil which closed March 31, 2014 and a $12.5 million gain on the sale of a cost-method investment during the fourth quarter of 2014. These gains were partially offset by a $23.0 million loss related to the remeasurement of a foreign denominated intercompany loan.

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

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Net loss	$(175,656)	$(24,295)	$(55,909)
Non-cash straight-line leasing revenue	(49,064)	(56,867)	(65,611)
Non-cash straight-line ground lease expense	34,204	36,271	33,621
Non-cash compensation	28,747	22,671	17,205
Loss from extinguishment of debt, net	783	26,204	6,099
Other expense (income)	139,137	(10,628)	(31,138)
Acquisition related adjustments and expenses	11,864	7,798	19,198
Asset impairment and decommission costs	94,783	23,801	28,960
Interest income	(3,894)	(677)	(1,794)
Interest expense (1)	343,025	337,284	313,696
Depreciation, accretion, and amortization	660,021	627,072	533,334
Provision (benefit) for taxes (2)	10,827	10,120	(492)
Adjusted EBITDA	$1,094,777	$998,754	$797,169

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision (benefit) for taxes includes $1,766,  $1,485, and $817 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended 2015,  2014, and 2013, respectively.

Adjusted EBITDA was $1.1  billion for the year ended December 31, 2015 as compared to $998.8 million for the year ended December 31, 2014. The increase of $96.0 million is primarily the result of increased segment operating profit from our domestic site leasing and international site leasing segments offset partially by the decrease in our site development segment operating profit and the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $23.3  million from fluctuations in foreign currency exchange rates as compared to the prior year.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Summary cash flow information
Cash provided by operating activities	$737,173	$671,643	$497,587
Cash used in investing activities	(734,521)	(1,760,127)	(817,198)
Cash provided by financing activities	88,937	991,838	210,837
Increase (decrease) in cash and cash equivalents	91,589	(96,646)	(108,774)
Effect of exchange rate changes on cash and cash equivalents	(12,993)	13,977	(2,213)
Cash and cash equivalents, beginning of year	39,443	122,112	233,099
Cash and cash equivalents, end of year	$118,039	$39,443	$122,112

Operating Activities

Cash provided by operating activities was $737.2 million for the year ended December 31, 2015 as compared to $671.6 million for the year ended December 31, 2014. This increase was primarily due to an increase in segment operating profit from domestic site leasing and international site leasing operating segments, partially offset by increases in cash outflows associated with working capital changes, increased selling, general, and administrative expenses and acquisition related adjustments and expenses and increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2015	2014	2013

	(in thousands)
Acquisitions (1)	$525,802	$1,540,258	$628,423
Construction and related costs on new builds	100,736	92,207	77,427
Augmentation and tower upgrades	61,410	72,329	47,970
Land buyouts (2)	83,728	44,964	48,956
Purchase and refurbishment of headquarters building	12,961	19,471	24,516
Tower maintenance	28,626	20,047	12,909
General corporate	4,974	7,197	6,071
Total cash capital expenditures	$818,237	$1,796,473	$846,272

(1)Included in our cash capital expenditures for the year ended December 31, 2013 is $175.9 million related to our acquisition of 800 towers from Vivo in the fourth quarter of 2012.

(2)Excludes $16.3 million, $10.8 million, and $9.1 million spent to extend ground lease terms for the years ended December 31, 2015,  2014, and 2013, respectively.

Subsequent to December 31, 2015, we acquired 102 towers and related assets for $62.5 million in cash.

During fiscal year 2016, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $30.0 million to $40.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $220.0 million to $240.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

On February 5, 2015, we entered into an amendment to our Revolving Credit Facility to (1) increase the size of the facility by $230.0 million to $1.0 billion, (2) extend the maturity date to February 5, 2020, and (3) lower the applicable interest rate margins and commitment fees depending on Borrower leverage (as defined in the Senior Credit Agreement).

During the year ended December 31, 2015, we borrowed $770.0 million and repaid $895.0 million under the Revolving Credit Facility, resulting in no outstanding balance on the Revolving Credit Facility at year-end. As of December 31, 2015, the remaining borrowing capacity under the Revolving Credit Facility was $1.0 billion, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

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

On October 14, 2015, we, through our existing SBA Tower Trust, issued $500.0 million of 3.156% Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015 Tower Securities”). Net proceeds from this offering were used to make a cash distribution to SBA Guarantor LLC which was further distributed (1) to repay outstanding amounts on the Revolving Credit Facility and (2) for general corporate purposes.

During the year ended December 31, 2015, we repaid the entire $172.5 million outstanding principal balance on the 2012-1 Term Loan. In connection with the prepayment, we expensed $0.8 million of net deferred financing fees.

During the year ended December, 31 2015, we settled the remaining outstanding warrants originally sold in connection with the 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and we satisfied our obligations by paying $150.9 million in cash.

During the second quarter of 2015, we repurchased the remaining $150.0 million of our Class A common stock authorized under our $300.0 million stock repurchase plan, completing this plan.

On June 4, 2015, we announced the authorization of a new $1.0 billion stock repurchase plan. This new plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion. Shares purchased will be retired. During the year ended December 31, 2015, we repurchased 2.7 million shares of our Class A common stock under our stock repurchase program for $300.1 million at a weighted average price per share of $112.04. As of December 31, 2015, we had a remaining authorization to repurchase $700.0 million of Class A common stock under our current $1.0 billion stock repurchase program.

Subsequent to December 31, 2015, we repurchased 0.5 million shares of our Class A common stock under our stock repurchase program for $50.0 million at a weighted average price per share of $98.65. As of the date of this filing, we had a remaining authorization to repurchase $650.0 million of Class A common stock under our current $1.0 billion stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2015, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2015, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

Revolving Credit Facility under the Senior Credit Agreement

On February 5, 2015, SBA Senior Finance II entered into the 2015 Revolving Refinancing Amendment with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, (i) increase the borrowing capacity under our Revolving Credit Facility from $770.0 million to $1.0 billion, (ii) extend the maturity date of the Revolving Credit Facility to February 5, 2020, (iii) provide for the ability to borrow in U.S. dollars and certain designated foreign currencies, and (iv) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility.

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

During the year ended December 31, 2015, we borrowed $770.0 million and repaid $895.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2015, there was no amount outstanding under the Revolving Credit Facility. The remaining borrowing capacity under the Revolving Credit Facility was $1.0 billion at December 31, 2015, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $200.0 million with a  maturity date of May 9, 2017. The 2012-1 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which were being amortized through the maturity date.

During the year ended December 31, 2015, we repaid the entire $172.5 million outstanding principal balance on the 2012-1 Term Loan. Included in this amount was a prepayment of $160.0 million made on November 18, 2015. In connection with the prepayment, we expensed $0.8 million of net deferred financing fees.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2015, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2015, we repaid $15.0 million of principal on the 2014 Term Loan. As of December 31, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2015, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2015, we repaid $2.5 million of principal on the 2015 Term Loan. As of December 31, 2015, the 2015 Term Loan had a principal balance of $497.5 million.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, 2014 Tower Securities, and 2015 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,585 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, and Secured Tower Revenue Securities Series 2015-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, and Secured Tower Revenue Securities Series 2015-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if any of the Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to Network Management, fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2015, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

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

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11,  2044, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049, (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. We incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015 Tower Securities

On October 14, 2015, we, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015 Tower Securities”). The fixed interest rate of the 2015 Tower Securities is 3.156% per annum, payable monthly. We have incurred deferred financing fees of $10.9 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2015 Tower Securities. In connection with the issuance of the 2015 Tower Securities, the advance rents reserve requirement was modified such that the Borrowers will only be required to maintain an advance rents reserve at any time the monthly tenant debt service coverage ratio is equal to or less than 2:1 and for two calendar months after such coverage ratio again exceeds 2:1.

In connection with the issuance of the 2015 Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the First Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (i) the existing Second Amended and Restated Loan and Security Agreement was amended to modify the advance rents reserve as described above, (ii) the outstanding principal amount of the mortgage loan was increased by $500 million, and (iii) the Borrowers became jointly and severally liable for the aggregate $4.5 billion borrowed under the mortgage loan corresponding to the 2010 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, 2014 Tower Securities, and the newly issued 2015 Tower Securities.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of 4.0% Convertible Senior Notes (“4.0% Notes”). Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. As of December 31, 2014, we settled our conversion obligations and associated convertible note hedges.  During the year ended December 31, 2015, we settled the remaining outstanding warrants for $150.9 million, representing approximately 2.1 million underlying shares.

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

Debt Service

As of December 31, 2015, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended December 31, 2016 based on the amounts outstanding as of December 31, 2015 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes due 2019	$28,125
5.750% Senior Notes due 2020	46,000
4.875% Senior Notes due 2022	36,563
5.101% Secured Tower Revenue Securities Series 2010-2C	28,230
2.933% Secured Tower Revenue Securities Series 2012-1C	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
2.898% Secured Tower Revenue Securities Series 2014-1C	26,954
3.869% Secured Tower Revenue Securities Series 2014-2C	24,185
3.156% Secured Tower Revenue Securities Series 2015-1C	15,939
Revolving Credit Facility	2,500
2014 Term Loan B	62,836
2015 Term Loan B	21,108
Total debt service for next 12 months	$353,741

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2015:

	2016	2017	2018	2019	2020

	(in thousands)
Principal payments of debt	$20,000	$1,180,000	$775,000	$1,440,000	$1,320,000
Interest payments (1)	333,741	311,991	270,918	251,119	181,371
Operating leases	188,382	190,538	194,228	197,012	198,774
Capital leases	1,619	1,150	799	251	—
Employment agreements	2,100	2,100	1,400	—	—
Total contractual obligations	$545,842	$1,685,779	$1,242,345	$1,888,382	$1,700,145

(1)Represents interest payments based on the 2010 Tower Securities interest rate of 5.1010%, the 2012 Tower Securities interest rate of 2.933%, the 2013-1C Tower Securities interest rate of 2.240%, the 2013-2C Tower Securities interest rate of 3.722%, the 2013-1D Tower Securities interest rate of 3.598%, the 2014-1C Tower Securities interest rate of 2.898%, the 2014-2C Tower Securities interest rate of 3.869%, the 2015 Tower Securities interest rate of 3.156%, the 2014 Term Loan at an interest rate of 3.25% as of December 31, 2015,  the 2015 Term Loan at an interest rate of 3.25% as of December 31, 2015, and the Senior Notes interest rates of 5.625%, 5.750% and 4.875%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes due 2019	$—	$—	$—	$500,000	$—	$—	$500,000	$521,250
5.750% Senior Notes due 2020	—	—	—	—	800,000	—	800,000	832,000
4.875% Senior Notes due 2022	—	—	—	—	—	750,000	750,000	744,375
5.101% 2010-2 Tower
Securities (1)	—	550,000	—	—	—	—	550,000	558,223
2.933% 2012 Tower
Securities (1)	—	610,000	—	—	—	—	610,000	611,879
2.240% 2013-1C Tower
Securities (1)	—	—	425,000	—	—	—	425,000	416,959
3.722% 2013-2C Tower
Securities (1)	—	—	—	—	—	575,000	575,000	565,541
3.598% 2013-1D Tower
Securities (1)	—	—	330,000	—	—	—	330,000	332,676
2.898% 2014-1C Tower
Securities (1)	—	—	—	920,000	—	—	920,000	910,368
3.869% 2014-2C Tower
Securities (1)	—	—	—	—	—	620,000	620,000	608,084
3.156% 2015-1C Tower
Securities (1)	—	—	—	—	500,000	—	500,000	489,680
2014 Term Loan	15,000	15,000	15,000	15,000	15,000	1,402,500	1,477,500	1,447,950
2015 Term Loan	5,000	5,000	5,000	5,000	5,000	472,500	497,500	486,306
Total debt obligation	$20,000	$1,180,000	$775,000	$1,440,000	$1,320,000	$3,820,000	$8,555,000	$8,525,291

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

The anticipated repayment date and the final maturity date for the 2015-1C Tower Securities is October 8, 2020 and October 10, 2049, respectively.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to refinance our debt at commercially reasonable rates, if at all, (2) interest rate risk relating to the impact of interest rate movements on our 2014 Term Loan and 2015 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Costa Rica, Guatemala, and Nicaragua. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2015, approximately 11.0% of our revenues and approximately 11.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2015. As of December 31, 2015, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by less than 2.0% for the year ended December 31, 2015.

During 2014, we incurred intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2015 would have resulted in approximately $46.6 million of unrealized gains or losses that would have been included in Other expense in our condensed consolidated statements of operations for the year ended December 31, 2015.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, and the trends developing in our industry;

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

•our intended use of our liquidity;

•our expectations regarding our annual debt service in 2016 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

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

Financial statements and supplementary data are on pages F-1 through F-38.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of SBA Communications Corporation and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

February 26, 2016

ITEM 9B. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Item 5.02(e)

On December 7, 2015, we entered into amended and restated employment agreements with each of Brendan Cavanagh, Executive Vice President and Chief Financial Officer, Thomas P. Hunt, Executive Vice President, General Counsel and Chief Administrative Officer, and Kurt L. Bagwell, Executive Vice President and President of International. The prior employment agreements with each of Messrs. Cavanagh, Hunt and Bagwell were set to expire by their terms on December 31, 2015. The amended and restated employment agreements, which provide for each of Messrs. Cavanagh, Hunt and Bagwell to continue to serve in their present positions, became effective on December 31, 2015 and expire on December 31, 2018. All other material terms of the employment agreements remained the same.

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed on or before April 29,  2016.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed on or before April 29,  2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed on or before April 29,  2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed on or before April 29,  2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed on or before April 29,  2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
3.4	Fourth Amended and Restated Articles of Incorporation, as Amended, of SBA Communications Corporation.	S-4 (333-166966)	05/19/10
3.6	Amended and Restated Bylaws of SBA Communications Corporation, effective as of July 28, 2015.	8-K	07/31/15
4.15A	Form of Senior Indenture.	S-3ASR (333-202477)	03/03/15
4.16A	Form of Subordinated Indenture.	S-3ASR (333-202477)	03/03/15
4.20	Indenture, dated July 13, 2012, between SBA Telecommunications, Inc., SBA Communications Corporation and U.S. Bank National Association.	8-K	07/16/12
4.21	Form of 5.75% Senior Notes due 2020 (included in Exhibit 4.20).	8-K	07/16/12
4.22	Indenture, dated as of September 28, 2012, between SBA Communications Corporation and U.S. Bank National Association.	8-K	09/28/12
4.23	Form of 5.625% Senior Notes due 2019 (included in Exhibit 4.22).	8-K	09/28/12
4.24	Indenture, dated July 1, 2014, between SBA Communications Corporation and U.S. Bank National Association.	8-K	07/01/14
4.25	Form of 4.875% Senior Notes due 2022 (included in Exhibit 4.24).	8-K	07/01/14
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	10-Q	Quarter ended September 30, 2012
10.3

2015 Revolving Refinancing Amendment, dated as of February 5, 2015, among SBA Senior Finance II, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent.

		10-K	Year ended December 31, 2014
10.4	Purchase Agreement, dated April 4, 2013, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	04/23/13

10.5

Incremental Term Loan B-2 Amendment, dated as of June 10, 2015, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent.

		10-Q	Quarter ended June 30, 2015
10.6	Purchase Agreement, dated October 6, 2015, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	10/09/15
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
10.12A

First Loan and Security Agreement Supplement and Amendment, dated as of October 14, 2015, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	10/20/15
10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002.†	DEF 14A	04/16/02
10.35F	Employment Agreement, dated October 30, 2014, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-K	Year ended December 31, 2014

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.57D	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Kurt L. Bagwell.†*
10.58D	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Thomas P. Hunt.†*
10.60

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2006
10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011.†	10-Q	Quarter ended June 30, 2011
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85C	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Brendan T. Cavanagh.†*
10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	S-8 (333-166969)	05/20/10
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

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 26, 2016
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 26, 2016
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	February 26, 2016
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 26, 2016
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 26, 2016
Brian C. Carr

/s/ Mary S. Chan	Director	February 26, 2016
Mary S. Chan

/s/ Duncan H. Cocroft	Director	February 26, 2016
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 26, 2016
George R. Krouse Jr.

/s/ Jack Langer	Director	February 26, 2016
Jack Langer

/s/ Kevin L. Beebe	Director	February 26, 2016
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida

February 26, 2016

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$118,039	$39,443
Restricted cash	25,353	52,519
Short-term investments	706	5,549
Accounts receivable, net of allowance of $1,681 and $889
at December 31, 2015 and December 31, 2014, respectively	83,326	104,268
Costs and estimated earnings in excess of billings on uncompleted contracts	16,934	30,078
Prepaid expenses and other current assets	49,602	95,031
Total current assets	293,960	326,888
Property and equipment, net	2,782,353	2,762,417
Intangible assets, net	3,735,413	4,189,540
Deferred financing fees, net	94,152	95,237
Other assets	497,337	467,043
Total assets	$7,403,215	$7,841,125

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,105	$42,851
Accrued expenses	63,755	65,553
Current maturities of long-term debt	20,000	32,500
Deferred revenue	97,083	120,047
Accrued interest	53,365	53,178
Other current liabilities	12,063	16,921
Total current liabilities	273,371	331,050
Long-term liabilities:
Long-term debt	8,522,305	7,828,299
Other long-term liabilities	313,683	342,576
Total long-term liabilities	8,835,988	8,170,875
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 125,743 and
129,134 shares issued and outstanding at December 31, 2015 and
December 31, 2014, respectively	1,257	1,291
Additional paid-in capital	1,962,713	2,062,775
Accumulated deficit	(3,168,069)	(2,542,380)
Accumulated other comprehensive loss, net	(502,045)	(182,486)
Total shareholders' deficit	(1,706,144)	(660,800)
Total liabilities and shareholders' deficit	$7,403,215	$7,841,125

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2015	2014	2013
Revenues:
Site leasing	$1,480,634	$1,360,202	$1,133,013
Site development	157,840	166,794	171,853
Total revenues	1,638,474	1,526,996	1,304,866
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	324,655	301,313	270,772
Cost of site development	119,744	127,172	137,481
Selling, general, and administrative	114,951	103,317	85,476
Acquisition related adjustments and expenses	11,864	7,798	19,198
Asset impairment and decommission costs	94,783	23,801	28,960
Depreciation, accretion, and amortization	660,021	627,072	533,334
Total operating expenses	1,326,018	1,190,473	1,075,221
Operating income	312,456	336,523	229,645
Other income (expense):
Interest income	3,894	677	1,794
Interest expense	(322,366)	(292,600)	(249,051)
Non-cash interest expense	(1,505)	(27,112)	(49,085)
Amortization of deferred financing fees	(19,154)	(17,572)	(15,560)
Loss from extinguishment of debt, net	(783)	(26,204)	(6,099)
Other (expense) income, net	(139,137)	10,628	31,138
Total other expense, net	(479,051)	(352,183)	(286,863)
Loss before provision for income taxes	(166,595)	(15,660)	(57,218)
(Provision) benefit for income taxes	(9,061)	(8,635)	1,309
Net loss	$(175,656)	$(24,295)	$(55,909)
Net loss per common share	$(1.37)	$(0.19)	$(0.44)
Basic and diluted weighted average number of common shares	127,794	128,919	127,769

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

	For the year ended December 31,
	2015	2014	2013
Net loss	$(175,656)	$(24,295)	$(55,909)
Foreign currency translation adjustments	(319,559)	(148,807)	(36,470)
Comprehensive loss	$(495,215)	$(173,102)	$(92,379)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

 (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

BALANCE, December 31, 2012	126,933	1,269	3,111,107	(2,462,176)	2,791	652,991
Net loss	—	—	—	(55,909)	—	(55,909)
Common stock issued in connection with
stock purchase/option plans	740	7	10,198	—	—	10,205
Non-cash stock compensation	—	—	17,422	—	—	17,422
Adjustment associated with the acquisition
of noncontrolling interest	—	—	5,703	—	—	5,703
Settlement of convertible notes	439	4	(321,925)	—	—	(321,921)
Settlement of convertible note hedges	(82)	—	182,856	—	—	182,856
Settlement of common stock warrants	402	4	(97,915)	—	—	(97,911)
Foreign currency translation adjustments	—	—	—	—	(36,470)	(36,470)
BALANCE, December 31, 2013	128,432	1,284	2,907,446	(2,518,085)	(33,679)	356,966
Net loss	—	—	—	(24,295)	—	(24,295)
Common stock issued in connection with
stock purchase/option plans	696	7	7,741	—	—	7,748
Non-cash stock compensation	—	—	22,999	—	—	22,999
Settlement of convertible notes	11,742	117	9,450	—	—	9,567
Settlement of convertible note hedges	(11,737)	(117)	124	—	—	7
Settlement of common stock warrants	1	—	(884,985)	—	—	(884,985)
Foreign currency translation adjustments	—	—	—	—	(148,807)	(148,807)
BALANCE, December 31, 2014	129,134	1,291	2,062,775	(2,542,380)	(182,486)	(660,800)
Net loss	—	—	—	(175,656)	—	(175,656)
Common stock issued in connection with
stock purchase/option plans	591	6	21,604	—	—	21,610
Non-cash stock compensation	—	—	29,208	—	—	29,208
Settlement of common stock warrants	—	—	(150,874)	—	—	(150,874)
Repurchase and retirement of common stock	(3,982)	(40)	—	(450,033)	—	(450,073)
Foreign currency translation adjustments	—	—	—	—	(319,559)	(319,559)
BALANCE, December 31, 2015	125,743	$1,257	$1,962,713	$(3,168,069)	$(502,045)	$(1,706,144)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,656)	$(24,295)	$(55,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	660,021	627,072	533,334
Non-cash interest expense	1,505	27,112	49,085
Deferred income tax (benefit) expense	(5)	530	(6,642)
Non-cash asset impairment and decommission costs	89,406	18,384	23,819
Non-cash compensation expense	28,747	22,671	17,205
Amortization of deferred financing fees	19,154	17,572	15,560
Loss on remeasurement of U.S. denominated intercompany loan	178,854	22,965	—
Gain on sale of cost method investments	(38,326)	(12,461)	—
Other non-cash items reflected in the Statements of Operations	(4,892)	924	(23,681)
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	15,975	(36,245)	(29,097)
Prepaid expenses and other assets	(48,975)	(64,882)	(81,458)
Accounts payable and accrued expenses	7,366	5,475	7,711
Other liabilities	3,999	66,821	47,660
Net cash provided by operating activities	737,173	671,643	497,587
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(609,530)	(1,585,222)	(677,379)
Capital expenditures	(208,707)	(211,251)	(168,893)
Proceeds from sale of cost method investments	89,728	20,889	—
Other investing activities	(6,012)	15,457	29,074
Net cash used in investing activities	(734,521)	(1,760,127)	(817,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	770,000	700,000	340,000
Repayments under Revolving Credit Facility	(895,000)	(790,000)	(225,000)
Repayment of Term Loans	(190,000)	(310,500)	(512,000)
Proceeds from Term Loans, net of fees	489,884	1,483,337	—
Payments on settlement of convertible debt	—	(499,721)	(794,997)
Proceeds from settlement of convertible note hedges	—	7	182,855
Payments for settlement of common stock warrants	(150,874)	(884,985)	(97,912)
Payment for the redemption of 8.25% Notes	—	(253,805)	—
Proceeds from 4.875% Senior Notes, net of fees	—	732,325	—
Proceeds from issuance of Tower Securities	489,100	1,518,229	1,304,665
Repayment of 2010 Tower Securities	—	(680,000)	—
Repurchase and retirement of common stock, inclusive of fees	(450,073)	—	—
Other financing activities	25,900	(23,049)	13,226
Net cash provided by financing activities	88,937	991,838	210,837
Effect of exchange rate changes on cash and cash equivalents	(12,993)	13,977	(2,213)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,596	(82,669)	(110,987)
CASH AND CASH EQUIVALENTS:
Beginning of year	39,443	122,112	233,099
End of year	$118,039	$39,443	$122,112

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2015	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$322,396	$278,359	$244,123
Income taxes	$9,431	$7,525	$6,645

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$2,627	$1,290	$1,239
Issuance of stock for settlement of convertible debt and warrants, net of hedges	$—	$229	$18,159

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.GENERAL

SBA Communications Corporation (the “Company” or “SBAC”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, LLC (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of SBA Senior Finance, LLC (“SBA Senior Finance”), and other operating subsidiaries which are not a party to any loan agreement. SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued the Tower Securities (see Note 12)  and certain subsidiaries that were not involved in the issuance of the Tower Securities. With respect to the subsidiaries involved in the issuance of the Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC directly or indirectly holds all of the capital stock of the companies referred to as the “Borrowers” under the Tower Securities. With respect to subsidiaries not involved in the issuance of the Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital stock of certain international subsidiaries and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, LLC (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

As of December 31, 2015, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2015, the Company owned and operated 25,465 towers of which 15,778 are domestic and 9,687 are international.

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

During the years ended December 31, 2015 and 2014, the Company received proceeds related to the sale or maturity of investments of $89.7 million and $20.9 million, respectively, and recorded gains of $38.3 million and $12.5 million, respectively. The proceeds are reflected in Net cash used in investing activities on the Consolidated Statements of Cash Flows, and the related gain on sale or maturity is reflected in Other (expense) income, net in the accompanying Consolidated Statement of Operations. The aggregate carrying value of the Company’s investments was approximately $8.8 million and $49.6 million as of December 31, 2015 and 2014, respectively, and is classified within other assets on the Company’s consolidated balance sheets.

The Company accounts for its investments in privately held companies under the cost-method as it does not exert significant influence. The Company evaluates its cost-method investments for impairment at least annually. The Company determines the fair value of its cost-method investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its cost-method investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss associated with its cost-method investments during the years ended December 31, 2015,  2014, and 2013.

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

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.8 million, $0.3 million, and $0.1 million of interest cost was capitalized in 2015,  2014 and 2013, respectively.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	5 - 30 years

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

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected duration of the related indebtedness (see Note 12).

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $10.9 million, $12.4 million, and $12.8 million in 2015,  2014, and 2013, respectively. Amortization expense was $9.0 million, $6.8 million, and $5.5 million for the years ended December 31, 2015,  2014 and 2013, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, unamortized deferred lease costs were $30.6 million and $28.5 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

The Company recognized impairment charges of $94.8 million, $23.8 million, and $29.0 million for the years ended December 31, 2015,  2014 and 2013, respectively. Refer to Note 3 for further detail of these amounts.

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

Site development projects in which the Company performs consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates and revenue is recognized as the services are rendered. For those site development contracts in which the Company performs work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, the Company recognizes the revenue related to that phase. Site development projects generally take from 3 to 12 months to complete. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

The following is a rollforward of the allowance for doubtful accounts:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Beginning balance	$889	$686	$246
Provision for doubtful accounts	864	338	770
Write-offs, net of recoveries	(72)	(135)	(330)
Ending balance	$1,681	$889	$686

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is "more-likely-than-not" that those assets will not be realized. The Company  considers many factors when assessing the likelihood of future realization, including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

The Company had taxable income for the year ended December 31, 2015 and 2014 and utilized net operating loss carry-forwards. For the year ended December 31, 2013, the Company had taxable losses and generated a net operating loss which was carried forward for use in future years. The majority of these net operating loss carry-forwards are fully reserved by a valuation allowance. The U.S. tax losses generated in tax years 1999 through 2013 remain subject to adjustment and tax years 2012 through 2014 are open to examination by the major jurisdictions in which the Company operates.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company has not identified any tax exposures that require a reserve. To the extent that the Company records unrecognized tax exposures, any related interest and penalties will be recognized as interest expense in the Company’s Consolidated Statements of Operations.

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

Asset Retirement Obligations

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore land interests to their original condition upon termination of the ground lease.

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

The asset retirement obligation is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the measurement of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Beginning balance	$5,856	$5,312	$7,506
Additions	781	599	597
Currency translation adjustment	(57)	(161)	(42)
Accretion expense	373	446	512
Removal	(50)	(188)	(407)
Revision in estimates	(594)	(152)	(2,854)
Ending balance	$6,309	$5,856	$5,312

Loss Per Share

The Company has potential common stock equivalents related to its outstanding stock options and until October 2014, its convertible senior notes. These potential common stock equivalents, including 3.8 million shares of stock options outstanding and 0.3 million shares of restricted stock outstanding, were not included in diluted loss per share for the year ended December 31, 2015,  because the effect would have been anti-dilutive in calculating the full year earnings per share. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and other foreign currency adjustments.

Foreign Currency Translation

The functional currency for the Company’s Central American subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries which are not denominated in U.S. dollars are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Unrealized translation gains and losses are reported as other income/expense in the Consolidated Statement of Operations.

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly average rates of exchange prevailing during the year. Unrealized translation gains and losses are reported as foreign currency translation adjustments through accumulated other comprehensive loss in shareholders’ deficit.

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

In connection with certain acquisitions, the Company may agree to pay contingent consideration (or earnouts) in cash or stock if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. The Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration payable in cash are recorded through Consolidated Statements of Operations.

Intercompany Loans

On November 25, 2014, two wholly owned subsidiaries of the Company, Brazil Shareholder I, LLC, a Florida limited liability company, and SBA Torres Brasil, Limitada, a limitada existing under the laws of the Republic of Brazil, entered into an intercompany loan agreement where from time to time the entities may agree to lend/borrow amounts up to $750.0 million. As of December 31, 2015, the outstanding balance under this agreement was $455.8 million.

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expenses), net in the Consolidated Statements of Operations. For the years ended December 31, 2015 and 2014, the Company recorded $178.9 million and $23.0 million, respectively, of foreign exchange losses on the remeasurement of intercompany loans.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations. The standard requires that the acquirer (1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (2) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (3) to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. The Company has not elected to early adopt the standard.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is evaluating the guidance including the impact on its consolidated financial statements.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions was $7.2 million and $15.1 million as of December 31, 2015 and 2014, respectively. The maximum potential obligation related to the performance targets was $10.2 million and $23.1 million as of December 31, 2015 and 2014, respectively.

The following summarizes the activity of the accrued earnouts:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Beginning balance	$15,086	$30,063	$9,840
Additions	3,295	11,048	31,704
Payments	(4,094)	(18,724)	(9,324)
Change in estimate	(6,468)	(7,310)	(1,585)
Foreign currency translation adjustments	(589)	9	(572)
Ending balance	$7,230	$15,086	$30,063

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

During the years ended December 31, 2015, 2014,  and 2013, the Company recognized impairment charges of $94.8 million,  $23.8 million, and $29.0 million, respectively. The impairment charges include the write off of $31.6 million, $18.4 million, and $23.5 million in carrying value of decommissioned towers for the years ended December 31, 2015, 2014, and 2013, respectively, a $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction, $1.2 million in exit costs related to the Company’s former corporate headquarters building during 2015, and $5.3 million, $5.4 million, and $5.5 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the years ended December 31, 2015, 2014, and 2013, respectively. The impairment review of the fiber assets was triggered by a strategic decision made by the Company during the third quarter. The undiscounted cash flows were not sufficient to recover the carrying amount of the assets and thus a discounted cash flow valuation was used to determine the fair value. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. The write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. Asset impairment and decommission costs for all periods presented and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million and $5.3 million in certificate of deposits as of December 31, 2015 and 2014, respectively, and $0.2 million in Treasury securities as of December 31, 2015 and 2014. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of December 31, 2015, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.8 million and $0.9 million, respectively. As of December 31, 2014, the carrying value and fair value of the held-to-

maturity investments, including current portion, was $1.0 million and $1.1 million, respectively. These amounts are recorded in Other Assets in the accompanying Consolidated Balance Sheets.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 137.5 to 200.0 basis points was set for the Revolving Credit Facility. Refer to Note 12 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

4.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	December 31, 2015	December 31, 2014	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$25,135	$52,117	Restricted cash - current asset
Payment and performance bonds	218	402	Restricted cash - current asset
Surety bonds and workers compensation	3,227	5,934	Other assets - noncurrent
Total restricted cash	$28,580	$58,453

Pursuant to the terms of the Tower Securities (see Note 12), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to towers, (3) trustee and servicing expenses, and (4) management fees. The restricted cash in the securitization escrow account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 12) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2015, the Company had $38.6 million in surety, payment and performance bonds for which it is only required to post $0.7 million in collateral. As of December 31, 2014, the Company had $38.3 million in surety, payment and performance bonds for which it is only required to post $1.7 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2015 and 2014, the Company had also pledged $2.5 million and $2.6 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2015	December 31, 2014

	(in thousands)
Long-term investments	$8,140	$44,095
Prepaid land rent	158,176	134,148
Straight-line rent receivable	267,682	230,384
Deferred lease costs, net	30,577	28,517
Other	32,762	29,899
Total other assets	$497,337	$467,043

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2015	2014	2013
Tower acquisitions (number of towers)	893	4,030	2,502

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Towers and related intangible assets (1)	$525,802	$1,540,258	$628,423
Land buyouts (2)	83,728	44,964	48,956
Total cash acquisition capital expenditures	$609,530	$1,585,222	$677,379

(1)

Total acquisition capital expenditures for the year ended December 31, 2013, included $175.9 million related to an acquisition in Brazil which closed in the fourth quarter of 2012 and funded on January 4, 2013.

(2)

In addition, the Company paid $16.3 million, $10.8 million, and $9.1 million for ground lease extensions during the years ending 2015,  2014, and 2013, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheet.

During the year ended December 31, 2015, the Company acquired 893 completed towers and related assets and liabilities for $525.8 million in cash consisting of $176.3 million of property and equipment, $351.0 million of intangible assets,  and $1.5 million of working capital adjustments.

On March 31, 2014, the Company acquired 2,007 towers in Brazil from Oi S.A. for an aggregate purchase price of $673.9 million in cash. The fair value of the assets acquired and liabilities assumed relating to the Oi S.A. acquisition is summarized below (in thousands):

Property and equipment	$86,787
Intangible assets	587,111
Net assets acquired	$673,898

For the year ended December 31, 2014, total revenue for this acquisition was $60.7 million.

On December 1, 2014, the Company acquired 1,641 towers in Brazil from Oi S.A. for an aggregate purchase price of $463.2 million in cash. The fair value of the assets acquired and liabilities assumed relating to the Oi S.A. acquisition is summarized below (in thousands):

Property and equipment	$99,810
Intangible assets	363,352
Net assets acquired	$463,162

For the year ended December 31, 2014, total revenue for this acquisition was $4.8 million.

During the year ended December 31, 2014, in addition to the Oi S.A. acquisitions, the Company acquired 382 completed towers and related assets and liabilities for $403.2 million in cash.

On November 26, 2013, the Company acquired the rights to use 2,113 towers in Brazil from Oi S.A. for an aggregate purchase price of $317.0 million. During the year ended December 31, 2013, in addition to the Oi S.A. acquisition, the Company acquired 389 completed towers and related assets and liabilities for $311.4 million in cash.

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

Subsequent to December 31, 2015, the Company acquired 102 towers and related assets for $62.5 million in cash.

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

The Company measures its foreign currency forward contracts, which are recorded in Prepaid and other current assets, at fair value based on indicative prices in active markets (Level 2 inputs). These contracts do not qualify for hedge accounting and as such any gains and losses are reflected within Other Income, net in the accompanying Consolidated Statement of Operations. As of December 31, 2015, the Company does not have any pending forward contracts.

7.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2015			As of December 31, 2014
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$3,904,864	$(1,118,493)	$2,786,371	$4,090,129	$(891,374)	$3,198,755
Network location intangibles	1,446,293	(497,251)	949,042	1,402,704	(411,919)	990,785
Intangible assets, net	$5,351,157	$(1,615,744)	$3,735,413	$5,492,833	$(1,303,293)	$4,189,540

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $363.1 million, $338.4 million, and $266.6 million for the years ended December 31, 2015,  2014 and 2013, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2016	$357,963
2017	355,914
2018	355,811
2019	355,467
2020	354,620

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	December 31, 2015	December 31, 2014

	(in thousands)
Towers and related components	$4,370,664	$4,194,375
Construction-in-process	32,730	35,855
Furniture, equipment, and vehicles	48,018	51,832
Land, buildings, and improvements	524,847	426,974
Total property and equipment	4,976,259	4,709,036
Less: accumulated depreciation	(2,193,906)	(1,946,619)
Property and equipment, net	$2,782,353	$2,762,417

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $296.5 million, $287.8 million, and $266.1 million for the years ended December 31, 2015,  2014, and 2013, respectively. At December 31, 2015 and 2014, non-cash capital expenditures that are included in accounts payable and accrued expenses were $9.5 million and $29.0 million, respectively.

9.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2015	December 31, 2014

	(in thousands)
Costs incurred on uncompleted contracts	$78,849	$113,654
Estimated earnings	29,333	48,949
Billings to date	(95,055)	(143,323)
	$13,127	$19,280

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2015	December 31, 2014

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,934	$30,078
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(3,807)	(10,798)
	$13,127	$19,280

At December 31, 2015,  eight significant customers comprised 95.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2014, eight significant customers comprised 92.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

10.CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2015	2014	2013

AT&T Wireless (1)	24.2%	23.0%	20.5%
Sprint	19.6%	23.4%	25.0%
T-Mobile	16.0%	15.5%	17.3%
Verizon Wireless	13.8%	12.0%	11.3%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2015	2014	2013

AT&T Wireless (1)	31.9%	30.1%	25.5%
Sprint	22.3%	25.6%	30.9%
T-Mobile	19.0%	19.2%	20.2%
Verizon Wireless	16.3%	14.4%	13.3%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2015	2014	2013

Oi S.A.	48.8%	44.3%	6.3%
Telefonica	24.7%	28.8%	44.2%
Digicel	4.6%	4.9%	11.2%

	For the year ended December 31,
Percentage of Site Development Revenue	2015	2014	2013

Sprint	28.5%	36.7%	1.5%
T-Mobile	17.6%	8.5%	8.4%
Ericsson, Inc.	15.3%	16.8%	34.5%
Verizon Wireless	14.8%	10.1%	4.8%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

Five significant customers comprised 62.1% of total gross accounts receivable at December 31, 2015 compared to five significant customers which comprised 63.5% of total gross accounts receivable at December 31, 2014.

11.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2015	December 31, 2014

	(in thousands)
Accrued earnouts	$7,230	$15,086
Salaries and benefits	14,253	13,440
Real estate and property taxes	7,899	5,331
Other	34,373	31,696
Total accrued expenses	$63,755	$65,553

12.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2015			December 31, 2014
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$521,250	$500,000	$500,000	$511,250	$500,000
5.750% Senior Notes	July 15, 2020	800,000	832,000	800,000	800,000	816,000	800,000
4.875% Senior Notes	July 15, 2022	750,000	744,375	744,806	750,000	721,875	744,150
2010-2C Tower Securities	April 11, 2017	550,000	558,223	550,000	550,000	576,901	550,000
2012-1C Tower Securities	Dec. 11, 2017	610,000	611,879	610,000	610,000	620,175	610,000
2013-1C Tower Securities	April 10, 2018	425,000	416,959	425,000	425,000	420,776	425,000
2013-2C Tower Securities	April 11, 2023	575,000	565,541	575,000	575,000	584,344	575,000
2013-1D Tower Securities	April 10, 2018	330,000	332,676	330,000	330,000	330,551	330,000
2014-1C Tower Securities	Oct. 8, 2019	920,000	910,368	920,000	920,000	920,515	920,000
2014-2C Tower Securities	Oct. 8, 2024	620,000	608,084	620,000	620,000	629,474	620,000
2015-1C Tower Securities	Oct. 8, 2020	500,000	489,680	500,000	—	—	—
Revolving Credit Facility	Feb. 5, 2020	—	—	—	125,000	125,000	125,000
2012-1 Term Loan	May 9, 2017	—	—	—	172,500	171,422	172,500
2014 Term Loan	Mar. 24, 2021	1,477,500	1,447,950	1,474,641	1,492,500	1,458,919	1,489,149
2015 Term Loan	June 10, 2022	497,500	486,306	492,858	—	—	—
Total debt		$8,555,000	$8,525,291	$8,542,305	$7,870,000	$7,887,202	$7,860,799
Less: current maturities of long-term debt				(20,000)			(32,500)
Total long-term debt, net of current maturities				$8,522,305			$7,828,299

The Company’s future principal payment obligations (based on the outstanding debt as of December 31, 2015 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2016	$20,000
2017	1,180,000
2018	775,000
2019	1,440,000
2020	1,320,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the years ended December 31, 2015,  2014, and 2013, respectively:

	For the year ended December 31,
	2015		2014		2013
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
1.875% Convertible Senior Notes	$—	$—	$—	$—	$2,670	$10,434
4.0% Convertible Senior Notes	—	—	12,520	26,266	19,998	38,307
8.25% Senior Notes	—	—	12,513	121	20,109	182
5.625% Senior Notes	28,125	—	28,125	—	28,125	—
5.75% Senior Notes	46,000	—	46,000	—	46,000	—
4.875% Senior Notes	36,563	655	18,281	315	—	—
2010 Tower Securities	28,230	—	51,237	—	57,383	—
2012 Tower Securities	18,111	—	18,085	—	18,085	—
2013 Tower Securities	43,217	—	43,217	—	30,392	—
2014 Tower Securities	51,138	—	10,796	—	—	—
2015 Tower Securities	3,453	—	—	—	—	—
Revolving Credit Facility	5,552	—	4,591	—	4,515	—
2011 Term Loan	—	—	696	7	10,533	101
2012-1 Term Loan	3,959	—	4,534	—	4,557	—
2012-2 Term Loan	—	—	424	4	6,416	61
2014 Term Loan	48,992	492	41,338	399	—	—
2015 Term Loan	9,243	358	—	—	—	—
Other	(217)	—	243	—	268	—
Total	$322,366	$1,505	$292,600	$27,112	$249,051	$49,085

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

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

Revolving Credit Facility under the Senior Credit Agreement

On February 5, 2015, SBA Senior Finance II entered into the 2015 Revolving Refinancing Amendment with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, (i) increase the borrowing capacity under the Company’s Revolving Credit Facility from $770.0 million to $1.0 billion, (ii) extend the maturity date of the Revolving Credit Facility to February 5, 2020, (iii) provide for the ability to borrow in U.S. dollars and certain designated foreign currencies, and (iv) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility.

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

During the year ended December 31, 2015, the Company borrowed $770.0 million and repaid $895.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2015, there was no amount outstanding under the Revolving Credit Facility. The remaining borrowing capacity under the Revolving Credit Facility was $1.0  billion at December 31, 2015, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

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

2012-1 Term Loan

The 2012-1 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which were being amortized through the maturity date.

During the year ended December 31, 2015, the Company repaid $172.5 million on the 2012-1 Term Loan. Included in this amount was a prepayment of $160.0 million made on November 18, 2015. In connection with the prepayment, the Company expensed $0.8 million of net deferred financing fees.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2015, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

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

During the year ended December 31, 2015, the Company repaid $15.0 million of principal on the 2014 Term Loan. As of December 31, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2015, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2015, the Company repaid $2.5 million of principal on the 2015 Term Loan. As of December 31, 2015, the 2015 Term Loan had a principal balance of $497.5 million.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, 2014 Tower Securities, and 2015 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,585 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, and Secured Tower Revenue Securities Series 2015-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, and Secured Tower Revenue Securities Series 2015-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if any of the Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to Network Management, fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2015, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities had an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities were April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities are April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (“the Borrowers”). The Company incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

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

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company has incurred deferred financing fees in the aggregate of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015 Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015 Tower Securities”). The fixed interest rate of the 2015 Tower Securities is 3.156% per annum, payable monthly. The Company incurred deferred financing fees of $10.9 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2015 Tower Securities. In connection with the issuance of the 2015 Tower Securities, the advance rents reserve requirement was modified such that the Borrowers will only be required to maintain an advance rents reserve at any time the monthly tenant debt service coverage ratio is equal to or less than 2:1 and for two calendar months after such coverage ratio again exceeds 2:1.

In connection with the issuance of the 2015 Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the First Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (i) the existing Second Amended and Restated Loan and Security Agreement was amended to modify the advance rents reserve as described above, (ii) the outstanding principal amount of the mortgage loan was increased by $500 million, and (iii) the Borrowers became jointly and severally liable for the aggregate $4.5 billion borrowed under the mortgage loan corresponding to the 2010 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, 2014 Tower Securities, and the newly issued 2015 Tower Securities.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest was payable semi-annually on May 1 and November 1.  During the year ended December 31, 2013, the Company sold its claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million and recorded a gain on the transaction of the same amount. The gain has been recorded within Other Income, net in the accompanying Consolidated Statement of Operations.

During the year ended December 31, 2013, the Company had settled all conversion obligations and related hedges and warrants for the 1.875% Notes.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (“4.0% Notes. Interest was payable semi-annually on April 1 and October 1.  As of December 31, 2014, the Company settled its conversion obligations and associated convertible note hedges. During the year ended December 31, 2015, the Company settled the remaining outstanding warrants for $150.9 million, representing approximately 2.1 million underlying shares.

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

The 8.0% Notes were repaid in full on August 29, 2012, and the 8.25% Notes were repaid in full on August 15, 2014. In connection with the redemption of the 8.25% Notes, the Company paid $10.1 million as a premium on redemption of the 8.25% Notes and expensed $1.2 million and $3.3 million of debt discount and deferred financing fees, respectively.

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

13.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 14), restricted stock units, and, until its maturity in 2014, the 4.0% Notes (see Note 12). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2015,  2014 and 2013, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program on April 27, 2011. This program authorized the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the second quarter of 2015, the Company repurchased $1.3 million shares of its Class A common stock at an average price of $114.96 with the remaining $150.0 million authorized under the $300.0 million stock repurchase plan, completing this plan. During the years ended December 31, 2014 and 2013, the Company did not repurchase any shares in conjunction with the stock repurchase program.

On June 4, 2015, the Company’s Board of Directors announced the authorization of a new $1.0 billion stock repurchase plan. This plan authorizes the Company to purchase from time to time its outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. During the year ended December 31, 2015, the Company repurchased an additional 2.7 million shares of its Class A common stock under the new stock repurchase program for $300 million at a weighted average price per share of $112.04. As of December 31, 2015, the Company had a remaining authorization to repurchase $700.0 million of Class A common stock under the current $1.0 billion stock repurchase program.

Subsequent to December 31, 2015, the Company repurchased 0.5 million shares of its Class A common stock under the stock repurchase program for $50.0 million at a weighted average price per share of $98.65. As of the date of this filing, the Company had a remaining authorization to repurchase $650.0 million of Class A common stock under the current $1.0 billion stock repurchase program.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 14).

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2015,  2014 and 2013, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2015, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On March 3, 2015, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time it issues securities under this registration statement. For the year ended December 31, 2015, the Company did not issue any securities under this automatic shelf registration statement.

14.STOCK-BASED COMPENSATION

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

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, the 2001 Equity Participation Plan was terminated and the Company is no longer eligible to issue shares pursuant to the plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock; however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million shares. As of December 31, 2015, the Company had 10.2 million shares remaining available for future issuance under the 2010 Plan.

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

	For the year ended December 31,
	2015	2014	2013

Risk free interest rate	1.21% - 1.46%	1.15% - 1.37%	0.51% - 1.38%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	20.0%	22.0%	25.0% - 29.0%
Expected lives	4.6 years	4.4 years	3.9 - 4.8 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2015,  2014 and 2013 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2012	2,831	$34.06
Granted	984	$73.17
Exercised	(776)	$27.57
Canceled	(60)	$52.54
Outstanding at December 31, 2013	2,979	$48.30
Granted	1,121	$95.51
Exercised	(780)	$36.34
Canceled	(44)	$81.21
Outstanding at December 31, 2014	3,276	$66.85
Granted	1,076	$124.24
Exercised	(495)	$51.58
Canceled	(63)	$93.74
Outstanding at December 31, 2015	3,794	$84.66	4.5	$97,731
Exercisable at December 31, 2015	1,349	$54.85	3.0	$67,721
Unvested at December 31, 2015	2,445	$101.10	5.3	$30,010

The weighted-average fair value of options granted during the years ended December 31, 2015,  2014 and 2013 was $24.75,  $19.49, and $17.38, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2015,  2014 and 2013 was $33.0 million, $49.2 million and $39.3 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2015,  2014 and 2013 was approximately $25.4 million, $28.3 million, and $21.4 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2015,  2014 and 2013, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $105.07 as of December 31, 2015. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $30.00	141	0.6	$21.74	141	$21.74
$30.01 - $50.00	840	2.4	$42.84	704	$41.93
$50.01 - $90.00	754	4.2	$72.96	295	$72.53
$90.01 - $129.00	2,059	5.7	$110.32	209	$95.58
	3,794			1,349

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2014	2,221	$18.89
Shares granted	1,076	$24.75
Vesting during period	(796)	$18.98
Forfeited	(56)	$20.68
Unvested as of December 31, 2015	2,445	$21.43

As of December 31, 2015, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $35.2 million. That cost is expected to be recognized over a weighted average period of 2.6 years.

The total fair value of shares vested during 2015,  2014, and 2013 was $15.1 million, $11.5 million, and $9.8 million, respectively.

Restricted Stock Units

The following table summarized the Company’s restricted stock unit activity for the year ended December 31, 2015:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2014	295	$73.55
Granted	110	$123.93
Vested	(122)	$64.35
Forfeited/canceled	(6)	$95.19
Outstanding at December 31, 2015	277	$97.14

As of December 31, 2015, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $18.5 million and is expected to be recognized over a weighted-average period of 2.6 years.

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

For the year ended December 31, 2015,  26,898 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $2.6 million, compared to the year ended December 31, 2014 when 23,204 shares of Class A common stock were issued under the 2008 Purchase Plan which resulted in cash proceeds to the Company of $2.1 million. At December 31, 2015,  304,339 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.5 million, $0.4 million, and $0.3 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plans for each of the years ended December 31, 2015,  2014, and 2013.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2015,  2014, and 2013, respectively:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$405	$386	$230
Selling, general and administrative	28,342	22,285	16,975
Total cost of non-cash compensation included
in loss before provision for income taxes	28,747	22,671	17,205
Amount of income tax recognized in earnings	—	—	—
Amount charged against loss	$28,747	$22,671	$17,205

In addition, the Company capitalized $0.5 million, $0.3 million and $0.2 million of non-cash compensation for the years ended December 31, 2015,  2014 and 2013, respectively, to fixed assets.

15.INCOME TAXES

Income (loss) before provision for income taxes from continuing operations by geographic area is as follows:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)

Domestic	$(22,698)	$(16,623)	$(45,429)
Foreign	(143,897)	963	(11,789)
Total	$(166,595)	$(15,660)	$(57,218)

The provision (benefit) for income taxes on continuing operations consists of the following components:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Current provision (benefit):
State	$2,752	$1,099	$387
Foreign	6,314	7,006	4,946
Total current	9,066	8,105	5,333

Deferred provision (benefit) for taxes:
Federal	(3,023)	1,458	(11,977)
State	(3,106)	(887)	(3,272)
Foreign	(40,636)	(472)	(9,013)
Increase in valuation allowance	46,760	431	17,620
Total deferred	(5)	530	(6,642)
Total provision (benefit) for income taxes	$9,061	$8,635	$(1,309)

A reconciliation of the provision for income taxes on continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2015	2014	2013

	(in thousands)
Statutory federal benefit	$(58,307)	$(5,481)	$(20,027)
Foreign tax expense	3,534	3,844	2,870
State and local taxes benefit	(230)	138	(1,875)
Non-deductible foreign expenses	4,892	5,644	2,605
Foreign dividend income	—	3,700	—
Foreign tax rate change	—	1,374	(4,960)
Foreign exchange rate changes	9,212	(799)	—
Other	3,200	(216)	2,458
Valuation allowance	46,760	431	17,620
Provision (benefit) for income taxes	$9,061	$8,635	$(1,309)

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2015	2014

	(in thousands)
Current deferred tax assets:
Net operating losses	$—	$49,900
Allowance for doubtful accounts	—	326
Deferred revenue	—	48,940
Accrued liabilities	—	6,701
Valuation allowance	—	(51,249)
Total current deferred tax assets, net (1)(2)	$—	$54,618

Noncurrent deferred tax assets:
Net operating losses	$369,924	$375,103
Property, equipment, and intangible basis differences	28,226	27,340
Accrued liabilities	45,885	40,368
Non-cash compensation	14,913	10,567
Deferred revenue	43,608	—
Allowance for doubtful accounts	647	—
Currency translation	57,015	7,757
Other	4,357	2,425
Valuation allowance	(292,871)	(216,052)
Total noncurrent deferred tax assets, net (3)	271,704	247,508

Noncurrent deferred tax liabilities:
Property, equipment, and intangible basis differences	(242,763)	(283,185)
Straight-line rents	(28,058)	(25,142)
Deferred lease costs	(11,611)	(5,647)
Other	(14,448)	(10,905)
Total noncurrent deferred tax liabilities, net (3)	$(25,176)	$(77,371)

(1)Amounts are included in Prepaid and other current assets on the Consolidated Balance Sheets.

(2)In November 2015, the Financial Accounting Standards Board issued accounting standard update, ASU No. 2015-17, revising ASC 740 Income Taxes. Specifically, ASU 2015-17 requires deferred tax liabilities and assets, along with any related valuation allowance, to be classified as noncurrent on the consolidated balance sheet. This standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of 2015. Prior periods in the Company’s Consolidated Financial Statements were not retrospectively adjusted.

(3)Of these amounts, $619 and $25,795 are included in Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2015. As of December 31, 2014,  $451 and $77,822 are included in Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

A deferred tax asset is reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the value of such assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. All sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies, should be considered.

The Company has recorded a valuation allowance for the majority of its deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $292.9 million and $267.3 million were being carried to offset net deferred income tax assets as of December 31, 2015 and 2014, respectively. The net increase in the valuation allowance for the years ended December 31, 2015 and 2014 was $25.6 million and $20.8 million, respectively. At December 31, 2015, the valuation allowance related to federal and state tax credit carryovers were approximately $2.0 million and $0.4 million, respectively. These tax credits expire beginning 2017.

The Company has available at December 31, 2015, a net federal operating tax loss carry-forward of approximately $955.7  million and an additional $253.9 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2021 and 2033. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2015, a foreign net operating loss carry-forward of $50.3 million and a net state operating tax loss carry-forward of approximately $474.6 million. These net operating tax loss carry-forwards begin to expire in 2016.

In accordance with the Company’s methodology for determining when stock option deductions are deemed realized, the Company utilizes a “with-and-without” approach that will result in a benefit not being recorded in APIC if the amount of available net operating loss carry-forwards generated from operations is sufficient to offset the current year taxable income.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $38.2 million at December 31, 2015. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. Federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

16.COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2114. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through September 2019.

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2015 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2016	$1,619	$188,382
2017	1,150	190,538
2018	799	194,228
2019	251	197,012
2020	—	198,774
Total minimum lease payments	3,819
Less: amount representing interest	(178)
Present value of future payments	3,641
Less: current obligations	(1,814)
Long-term obligations	$1,827

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

Rent expense for operating leases was $239.8 million, $223.4 million and $196.3 million for the years ended December 31, 2015,  2014 and 2013, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2015,  2014 and 2013 was $24.4 million, $23.3 million and $20.3 million, respectively.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2015 is as follows:

For the year ended December 31,	(in thousands)
2016	$1,271,391
2017	1,144,510
2018	996,793
2019	808,933
2020	574,797

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

Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2015,  2014, and 2013 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $4.1 million, $18.7 million, and $9.3 million, respectively. As of December 31, 2015, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $7.2 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $10.2 million and $23.1 million as of December 31, 2015 and 2014, respectively.

17.DEFINED CONTRIBUTION PLAN

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

For the years ended December 31, 2012 and through June 30, 2013, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000 annually. Effective July 1, 2013, the Company made a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.1 million, $2.0 million and $1.6 million for the years ended December 31, 2015,  2014 and 2013, respectively.

18.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s site leasing business includes two reportable segments, domestic site leasing and international site leasing. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. The Company’s Chief Operating Decision Maker utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the year ended December 31, 2015	(in thousands)
Revenues	$1,236,758	$243,876	$157,840	$—	$1,638,474
Cost of revenues (2)	252,493	72,162	119,744	—	444,399
Operating profit	984,265	171,714	38,096	—	1,194,075
Selling, general, and administrative	67,413	16,196	12,247	19,095	114,951
Acquisition related adjustments and expenses	9,975	1,889	—	—	11,864
Asset impairment and decommission costs	93,977	806	—	—	94,783
Depreciation, amortization and accretion	534,436	118,886	3,662	3,037	660,021
Operating income (loss)	278,464	33,937	22,187	(22,132)	312,456
Other expense (principally interest expense
and other expense)				(479,051)	(479,051)
Loss before provision for income taxes					(166,595)
Cash capital expenditures (3)	709,337	94,693	3,495	13,339	820,864

For the year ended December 31, 2014
Revenues	$1,157,293	$202,909	$166,794	$—	$1,526,996
Cost of revenues (2)	247,237	54,076	127,172	—	428,485
Operating profit	910,056	148,833	39,622	—	1,098,511
Selling, general, and administrative	67,611	16,762	9,074	9,870	103,317
Acquisition related adjustments and expenses	3,351	4,447	—	—	7,798
Asset impairment and decommission costs	21,538	2,263	—	—	23,801
Depreciation, amortization and accretion	515,150	104,447	2,453	5,022	627,072
Operating income (loss)	302,406	20,914	28,095	(14,892)	336,523
Other expense (principally interest expense
and other expense)				(352,183)	(352,183)
Loss before provision for income taxes					(15,660)
Cash capital expenditures (3)	547,774	1,221,786	3,851	24,352	1,797,763

For the year ended December 31, 2013
Revenues	$1,048,756	$84,257	$171,853	$—	$1,304,866
Cost of revenues (2)	242,839	27,933	137,481	—	408,253
Operating profit	805,917	56,324	34,372	—	896,613
Selling, general, and administrative	59,320	10,065	7,760	8,331	85,476
Acquisition related adjustments and expenses	6,525	12,673	—	—	19,198
Asset impairment and decommission costs	26,478	2,482	—	—	28,960
Depreciation, amortization and accretion	484,053	44,973	2,280	2,028	533,334
Operating income (loss)	229,541	(13,869)	24,332	(10,359)	229,645
Other expense (principally interest expense
and other expense)				(286,863)	(286,863)
Loss before provision for income taxes					(57,218)
Cash capital expenditures (3)	261,775	578,938	6,693	105	847,511

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
Assets
As of December 31, 2015	$5,639,495	$1,564,496	$56,631	$142,593	$7,403,215
As of December 31, 2014	$5,554,753	$1,989,571	$78,633	$218,168	$7,841,125

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

19.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
	(in thousands, except per share amounts)
Revenues	$406,941	$410,735	$410,704	$410,094
Operating income	82,129	43,083	98,163	89,081
Depreciation, accretion, and amortization	(161,461)	(164,330)	(162,377)	(171,853)
Loss from extinguishment of debt, net	(783)	—	—	—
Net income (loss)	31,019	(155,946)	28,305	(79,034)

Net income (loss) per common share - basic	$0.25	$(1.23)	$0.22	$(0.61)
Net income (loss) per common share - diluted	0.24	(1.23)	0.22	(0.61)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
	(in thousands, except per share amounts)
Revenues	$404,734	$393,293	$383,420	$345,549
Operating income	96,590	89,484	83,317	67,132
Depreciation, accretion, and amortization	(162,214)	(159,410)	(161,005)	(144,443)
Loss from extinguishment of debt, net	(1,124)	(14,893)	(8,236)	(1,951)
Net income (loss)	388	(16,624)	(9,467)	1,408

Net income (loss) per common share - basic	$0.00	$(0.13)	$(0.07)	$0.01
Net income (loss) per common share - diluted	0.00	(0.13)	(0.07)	0.01

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