Form 10-Q
period 2016-03-31
SBA COMMUNICATIONS CORP
filed 2016-05-10
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 125,524,099  shares of Class A common stock as of April 26, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$103,266	$118,039
Restricted cash	25,138	25,353
Short-term investments	708	706
Accounts receivable, net of allowance of $2,235 and $1,681
at March 31, 2016 and December 31, 2015, respectively	87,580	83,326
Costs and estimated earnings in excess of billings on uncompleted contracts	12,683	16,934
Prepaid expenses and other current assets	53,177	49,602
Total current assets	282,552	293,960
Property and equipment, net	2,802,662	2,782,353
Intangible assets, net	3,764,036	3,735,413
Other assets	522,394	501,254
Total assets	$7,371,644	$7,312,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$20,716	$27,105
Accrued expenses	56,657	63,755
Current maturities of long-term debt	20,000	20,000
Deferred revenue	87,283	97,083
Accrued interest	38,813	53,365
Other current liabilities	9,600	12,063
Total current liabilities	233,069	273,371
Long-term liabilities:
Long-term debt, net	8,452,270	8,432,070
Other long-term liabilities	316,865	313,683
Total long-term liabilities	8,769,135	8,745,753
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 125,512 and
125,743 shares issued and outstanding at March 31, 2016 and
December 31, 2015, respectively	1,255	1,257
Additional paid-in capital	1,973,974	1,962,713
Accumulated deficit	(3,164,437)	(3,168,069)
Accumulated other comprehensive loss, net	(441,352)	(502,045)
Total shareholders' deficit	(1,630,560)	(1,706,144)
Total liabilities and shareholders' deficit	$7,371,644	$7,312,980

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2016	2015
Revenues:
Site leasing	$374,450	$369,727
Site development	25,319	40,367
Total revenues	399,769	410,094
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	82,762	80,217
Cost of site development	19,833	30,893
Selling, general, and administrative (1)	30,406	29,884
Acquisition related adjustments and expenses	3,182	1,339
Asset impairment and decommission costs	6,183	6,822
Depreciation, accretion, and amortization	159,801	171,853
Total operating expenses	302,167	321,008
Operating income	97,602	89,086
Other income (expense):
Interest income	1,866	293
Interest expense	(83,804)	(77,654)
Non-cash interest expense	(455)	(280)
Amortization of deferred financing fees	(5,265)	(4,544)
Other income (expense), net	45,900	(82,968)
Total other expense	(41,758)	(165,153)
Income (loss) before provision for income taxes	55,844	(76,067)
Provision for income taxes	(2,205)	(2,963)
Net income (loss)	$53,639	$(79,030)
Net income (loss) per common share
Basic	$0.43	$(0.61)
Diluted	$0.43	$(0.61)
Weighted average number of common shares
Basic	125,398	129,235
Diluted	126,124	129,235

(1)	Includes non-cash compensation of $7,686 and $6,884 for the three months ended March 31, 2016 and 2015, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2016	2015
Net income (loss)	$53,639	$(79,030)
Foreign currency translation adjustments	60,693	(174,450)
Comprehensive income (loss)	$114,332	$(253,480)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’  DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2015	125,743	$1,257	$1,962,713	$(3,168,069)	$(502,045)	$(1,706,144)
Net income	—	—	—	53,639	—	53,639
Common stock issued in connection with
stock purchase/option plans	276	3	3,328	—	—	3,331
Non-cash compensation	—	—	7,933	—	—	7,933
Settlement of common stock warrants	—	—	—	—	—	—
Repurchase and retirement of common stock	(507)	(5)	—	(50,007)	—	(50,012)
Foreign currency translation adjustments	—	—	—	—	60,693	60,693
BALANCE, March 31, 2016	125,512	$1,255	$1,973,974	$(3,164,437)	$(441,352)	$(1,630,560)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,639	$(79,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	159,801	171,853
Non-cash interest expense	455	280
Deferred income tax (benefit) expense	(277)	557
Non-cash asset impairment and decommission costs	4,196	5,027
Non-cash compensation expense	7,785	6,988
Amortization of deferred financing fees	5,265	4,544
(Gain) loss on remeasurement of U.S. dollar denominated intercompany loan	(44,765)	83,995
Other non-cash items reflected in the Statements of Operations	(309)	(1,531)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	90	4,445
Prepaid and other assets	(12,036)	(6,286)
Accounts payable and accrued expenses	(8,277)	3,834
Accrued interest	(14,552)	(15,212)
Other liabilities	(6,151)	(1,056)
Net cash provided by operating activities	144,864	178,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(91,832)	(53,279)
Capital expenditures	(36,060)	(68,100)
Other investing activities	(4,447)	(175)
Net cash used in investing activities	(132,339)	(121,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	70,000	135,000
Repayments under Revolving Credit Facility	(50,000)	(25,000)
Repayment of Term Loans	(5,000)	(7,500)
Payments for settlement of common stock warrants	—	(135,236)
Repurchase and retirement of common stock, inclusive of fees	(50,012)	—
Other financing activities	1,689	1,207
Net cash used in financing activities	(33,323)	(31,529)
Effect of exchange rate changes on cash and cash equivalents	6,025	(2,397)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,773)	22,928
CASH AND CASH EQUIVALENTS:
Beginning of period	118,039	39,443
End of period	$103,266	$62,371

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months
	ended March 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$98,434	$92,911
Income taxes	$2,359	$1,514

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$273	$1,464

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Foreign Currency Translation

The functional currency for the Company’s Central American subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries which are not denominated in U.S. dollars are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Unrealized translation gains and losses are reported as Other income (expense), net in the Consolidated Statement of Operations.

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly average rates of exchange prevailing during the period. Unrealized remeasurement gains and losses are reported as foreign currency translation adjustments through Accumulated other comprehensive loss in the accompanying Consolidated Statement of Shareholders’ Deficit.

Intercompany Loans

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015,  the Company recorded  a $44.8 million gain and an $84.0 million loss on the remeasurement of intercompany loans, respectively.

New Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest—Imputation of Interest. The standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 effective January 1, 2016 and reclassified $90.2 million from deferred financing fees, net to long-term debt in the December 31, 2015 Consolidated Balance Sheet.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The standard indicates the SEC staff would not object to presenting deferred debt issuance costs for a line of credit arrangement as an asset in the balance sheet. The Company adopted ASU 2015-15 effective January 1, 2016 and has elected to continue to present deferred debt issuance costs for its Revolving Credit Facility as an asset on the accompanying Consolidated Balance Sheet.

In September 2015, the FASB issued ASU 2015-16 Business Combinations. The standard requires that the acquirer (1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (2) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (3) to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted

ASU 2015-16 effective January 1, 2016. The financial statement impact of adopting this standard was not material for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which the Company adopted as of January 1, 2016. The standard simplifies several aspects of the accounting for shared-based payment transactions including accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or a liability, and classification on the statement of cash flows. The financial statement impact of adopting this standard was not material for all periods presented.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB released an updated standard regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. Early adoption is permitted but not before interim and annual reporting periods beginning after December 15, 2016. This standard is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the standard and does not expect a material financial statement impact upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is evaluating the standard including the impact on its consolidated financial statements.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions was $5.0 million and $7.2 million as of March 31, 2016 and December 31, 2015, respectively. The maximum potential obligation related to the performance targets was $7.4 million and $10.2 million as of March 31, 2016 and December 31, 2015, respectively.

The following summarizes the activity of the accrued earnouts:

	For the three months ended March 31,
	2016	2015

	(in thousands)
Beginning balance	$7,230	$15,086
Additions	173	1,372
Payments	(1,360)	(1,234)
Change in estimate	(1,023)	(1,552)
Foreign currency translation adjustments	4	(319)
Ending balance	$5,024	$13,353

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

During the three months ended March 31, 2016, the Company recognized impairment charges of $6.2 million which include the write off of $4.2 million in carrying value of decommissioned towers and $2.0 million of other third party decommission costs.  During the three months ended March 31, 2015, the Company recognized impairment charges of $6.8 million which include the write off of $3.9 million in carrying value of decommissioned towers and $1.8 million of other third party decommission costs. In addition, for the three months ended March 31, 2015,  the impairment charge includes $1.1 million in disposal costs related to the Company’s former corporate headquarters building. Asset impairment and decommission costs for all periods presented and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million in certificate of deposits as of March 31, 2016 and December 31, 2015, and $0.2 million in Treasury securities as of March 31, 2016 and December 31, 2015. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2016, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.8 million and $0.9 million, respectively. As of December 31, 2015,  the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.8 million and $0.9 million, respectively. These amounts are recorded in Other assets in the accompanying Consolidated Balance Sheets.

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

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	March 31, 2016	December 31, 2015	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$24,910	$25,135	Restricted cash - current asset
Payment and performance bonds	228	218	Restricted cash - current asset
Surety bonds and workers compensation	3,229	3,227	Other assets - noncurrent
Total restricted cash	$28,367	$28,580

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2016 and December 31, 2015, the Company had $38.8 million and $38.6 million in surety, payment and performance bonds, respectively, for which it was only required to post $0.5 million and $0.7 million in collateral, respectively. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2016 and December 31, 2015, the Company had also pledged $2.5 million and $2.5 million, respectively, as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2016	December 31, 2015

	(in thousands)
Long-term investments	$8,095	$8,140
Prepaid land rent	160,991	158,176
Straight-line rent receivable	278,670	267,682
Deferred lease costs, net	30,458	30,577
Deferred financing fees, net	3,680	3,919
Other	40,500	32,760
Total other assets	$522,394	$501,254

5.ACQUISITIONS

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months
	ended March 31,
	2016	2015

	(in thousands)
Towers and related intangible assets	$74,844	$42,630
Land buyouts and other assets (1)	16,988	10,649
Total cash acquisition capital expenditures	$91,832	$53,279

(1)

In addition, the Company paid $3.6 million and $3.3 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended March 31, 2016 and 2015, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the three months ended March 31, 2016, the Company acquired 117 completed towers and related assets and liabilities for $74.8 million in cash consisting of $24.6 million of property and equipment, $45.8 million of intangible assets, and $4.4 million of working capital adjustments.

The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

Subsequent to March 31, 2016, the Company acquired 31 completed towers and related assets and liabilities for $32.5 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2016			As of December 31, 2015
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,003,832	$(1,191,738)	$2,812,094	$3,904,864	$(1,118,493)	$2,786,371
Network location intangibles	1,475,428	(523,486)	951,942	1,446,293	(497,251)	949,042
Intangible assets, net	$5,479,260	$(1,715,224)	$3,764,036	$5,351,157	$(1,615,744)	$3,735,413

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $90.2 million and $91.4 million for the three months ended March 31, 2016  and 2015, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	March 31, 2016	December 31, 2015

	(in thousands)
Towers and related components	$4,435,036	$4,370,664
Construction-in-process	35,579	32,730
Furniture, equipment, and vehicles	49,084	48,018
Land, buildings, and improvements	542,223	524,847
Total property and equipment	5,061,922	4,976,259
Less: accumulated depreciation	(2,259,260)	(2,193,906)
Property and equipment, net	$2,802,662	$2,782,353

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $69.5 million and $80.4 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, non-cash capital expenditures that are included in accounts payable and accrued expenses were $5.2 million and $9.5 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2016	December 31, 2015

	(in thousands)
Costs incurred on uncompleted contracts	$65,088	$78,849
Estimated earnings	24,958	29,333
Billings to date	(77,916)	(95,055)
	$12,130	$13,127

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2016	December 31, 2015

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,683	$16,934
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(553)	(3,807)
	$12,130	$13,127

Eight significant customers comprised 88.8% and 95.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings at March 31, 2016 and December 31, 2015, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2016	December 31, 2015

	(in thousands)
Accrued earnouts	$5,024	$7,230
Salaries and benefits	9,647	14,253
Real estate and property taxes	7,562	7,899
Other	34,424	34,373
Total accrued expenses	$56,657	$63,755

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2016			December 31, 2015
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$517,500	$495,258	$500,000	$521,250	$494,955
5.750% Senior Notes	July 15, 2020	800,000	822,000	791,666	800,000	832,000	791,243
4.875% Senior Notes	July 15, 2022	750,000	755,625	735,497	750,000	744,375	735,010
2010-2C Tower Securities	April 11, 2017	550,000	554,169	548,594	550,000	558,223	548,268
2012-1C Tower Securities	Dec. 11, 2017	610,000	611,562	604,952	610,000	611,879	604,229
2013-1C Tower Securities	April 10, 2018	425,000	420,793	421,513	425,000	416,959	421,099
2013-2C Tower Securities	April 11, 2023	575,000	572,395	566,774	575,000	565,541	566,523
2013-1D Tower Securities	April 10, 2018	330,000	335,240	327,240	330,000	332,676	326,918
2014-1C Tower Securities	Oct. 8, 2019	920,000	912,410	910,243	920,000	910,368	909,595
2014-2C Tower Securities	Oct. 8, 2024	620,000	618,878	612,047	620,000	608,084	611,853
2015-1C Tower Securities	Oct. 8, 2020	500,000	501,330	489,725	500,000	489,680	489,496
Revolving Credit Facility	Feb. 5, 2020	20,000	20,000	20,000	—	—	—
2014 Term Loan	Mar. 24, 2021	1,473,750	1,466,381	1,461,581	1,477,500	1,447,950	1,464,774
2015 Term Loan	June 10, 2022	496,250	491,288	487,180	497,500	486,306	488,107
Total debt		$8,570,000	$8,599,571	$8,472,270	$8,555,000	$8,525,291	$8,452,070
Less: current maturities of long-term debt				(20,000)			(20,000)
Total long-term debt, net of current maturities				$8,452,270			$8,432,070

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended March 31,
	2016		2015
	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	$7,031	$—	$7,031	$—
5.75% Senior Notes	11,500	—	11,500	—
4.875% Senior Notes	9,141	169	9,141	161
2010 Tower Securities	7,058	—	7,058	—
2012 Tower Securities	4,534	—	4,531	—
2013 Tower Securities	10,804	—	10,804	—
2014 Tower Securities	12,785	—	12,785	—
2015 Tower Securities	3,985	—	—	—
Revolving Credit Facility	833	—	1,571	—
2012-1 Term Loan	—	—	1,153	—
2014 Term Loan	12,138	125	12,125	119
2015 Term Loan	4,087	161	—	—
Other	(92)	—	(45)	—
Total	$83,804	$455	$77,654	$280

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

During the three months ended March 31, 2016, the Company borrowed $70.0 million and repaid $50.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2016,  $20.0 million was outstanding under the Revolving Credit Facility. As of March 31, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The remaining borrowing capacity under the Revolving Credit Facility was $980.0 million as of March 31, 2016, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Subsequent to March 31, 2016, the Company repaid the $20.0 million balance outstanding on the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $200.0 million that was to mature on May 9, 2017. The 2012-1 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which were being amortized through the maturity date. During 2015, the Company repaid the outstanding principal balance on the 2012-1 Term Loan.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2016, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2016, the Company repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2016, the 2014 Term Loan had a principal balance of $1.47 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022 (the “2015 Term Loan”). The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of March 31, 2016, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2016, the Company repaid $1.3 million of principal on the 2015 Term Loan. As of March 31, 2016, the 2015 Term Loan had a principal balance of $496.3 million.

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

As of March 31, 2016, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

During the first quarter of 2016,  the Company repurchased 0.5 million shares of its Class A common stock for $50.0 million at a weighted average price per share of  $98.65. The Company currently has $650.0 million of repurchase authorization remaining under its $1.0 billion stock repurchase program.

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

	For the three months ended
	March 31,
	2016	2015

Risk free interest rate	1.33% - 1.43%	1.31% - 1.45%
Dividend yield	0.0%	0.0%
Expected volatility	20.0%	20.0%
Expected lives	4.7 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2016 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2015	3,794	$84.66
Granted	1,337	$96.58
Exercised	(203)	$33.44
Canceled	(35)	$105.54
Outstanding at March 31, 2016	4,893	$89.89	5.1	$75,392
Exercisable at March 31, 2016	2,015	$72.53	3.7	$61,924
Unvested at March 31, 2016	2,878	$102.06	6.1	$13,468

The weighted-average per share fair value of options granted during the three months ended March 31, 2016 was $19.19. The total intrinsic value for options exercised during the three months ended March 31, 2016 was $12.7 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2016:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2015	277	$97.14
Granted	131	$96.58
Vested	(107)	$83.84
Forfeited/canceled	(4)	$104.43
Outstanding at March 31, 2016	297	$101.59

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

For the three months ended March 31, 2016	(in thousands)
Revenues	$315,230	$59,220	$25,319	$—	$399,769
Cost of revenues (2)	64,475	18,287	19,833	—	102,595
Operating profit	250,755	40,933	5,486	—	297,174
Selling, general, and administrative	17,998	4,385	3,537	4,486	30,406
Acquisition related adjustments and expenses	1,842	1,340	—	—	3,182
Asset impairment and decommission costs	6,021	162	—	—	6,183
Depreciation, amortization and accretion	131,393	26,877	1,025	506	159,801
Operating income (loss)	93,501	8,169	924	(4,992)	97,602
Other expense (principally interest expense
and other expense)				(41,758)	(41,758)
Income before provision for income taxes					55,844
Cash capital expenditures (3)	105,353	21,380	556	876	128,165

For the three months ended March 31, 2015
Revenues	$305,950	$63,777	$40,367	$—	$410,094
Cost of revenues (2)	61,686	18,531	30,893	—	111,110
Operating profit	244,264	45,246	9,474	—	298,984
Selling, general, and administrative	17,655	3,893	2,122	6,214	29,884
Acquisition related adjustments and expenses	476	863	—	—	1,339
Asset impairment and decommission costs	6,594	228	—	—	6,822
Depreciation, amortization and accretion	137,460	32,426	707	1,260	171,853
Operating income (loss)	82,079	7,836	6,645	(7,474)	89,086
Other expense (principally interest expense
and other expense)				(165,153)	(165,153)
Loss before provision for income taxes					(76,067)
Cash capital expenditures (3)	91,402	21,775	1,831	7,835	122,843

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

	(in thousands)
Assets
As of March 31, 2016	$5,555,952	$1,689,109	$40,565	$86,018	$7,371,644
As of December 31, 2015	$5,587,476	$1,564,496	$56,631	$104,377	$7,312,980

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

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

The following table sets forth basic and diluted income from continuing operations per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	For the three months
	ended March 31,
	2016	2015
Numerator:
Net income (loss)	$53,639	$(79,030)
Denominator:
Basic weighted-average shares outstanding	125,398	129,235
Dilutive impact of stock options and restricted shares	726	—
Diluted weighted-average shares outstanding	126,124	129,235
Earnings (loss) per share attributable to continuing operations:
Basic	$0.43	$(0.61)
Diluted	$0.43	$(0.61)

For the three months ended March 31, 2015, all potential common stock equivalents, including 4.1 million shares underlying stock options outstanding and 0.3 million shares of restricted stock outstanding, were excluded as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.2% of our total segment operating profit for the three months ended March 31, 2016. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2016, we owned 25,588 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of March 31, 2016. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of March 31, 2016, approximately 74% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2016	2015

Domestic site leasing	84.4%	81.7%
International site leasing	13.8%	15.1%
Total site leasing	98.2%	96.8%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. In the current environment, we expect that this activity will primarily be in the form of amendments to current leases as wireless service providers seek to upgrade their antennas, and in the long-term, new leases as these providers continue to expand and upgrade their networks.  We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows on existing towers by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of service (e.g. iDen).

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, territory, and project offices. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016  Compared to Three Months Ended March 31, 2015

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$315,230	$305,950	$—	$9,280	3.0%
International site leasing	59,220	63,777	(14,492)	9,935	15.6%
Site development	25,319	40,367	—	(15,048)	(37.3%)
Total	$399,769	$410,094	$(14,492)	$4,167	1.0%
Cost of Revenues
Domestic site leasing	$64,475	$61,686	$—	$2,789	4.5%
International site leasing	18,287	18,531	(5,040)	4,796	25.9%
Site development	19,833	30,893	—	(11,060)	(35.8%)
Total	$102,595	$111,110	$(5,040)	$(3,475)	(3.1%)
Operating Profit
Domestic site leasing	$250,755	$244,264	$—	$6,491	2.7%
International site leasing	40,933	45,246	(9,452)	5,139	11.4%
Site development	5,486	9,474	—	(3,988)	(42.1%)

Revenues

Domestic site leasing revenues increased  $9.3 million for the three months ended March 31, 2016, as compared to the prior year, due to (i) revenues from 801 towers acquired and 148 towers built since January 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators,  partially offset by lease non-renewals in 2015 primarily related to Sprint, which we expect will impact our year-over-year growth rates during the first three quarters of 2016.

International site leasing revenues increased $9.9 million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, due to (i) revenues from 209 towers acquired and 374 towers built since January 1, 2015 and (ii) organic site leasing growth from new leases and contractual escalators.

Site development revenues decreased $15.0 million for the three months ended March 31, 2016, as compared to the prior year, as a result of a decrease in the volume of work performed due to reductions in our wireless carrier customers’ network investment initiatives.

Operating Profit

Domestic site leasing segment operating profit increased  $6.5 million for the three months ended March 31, 2016, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $5.1 million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, primarily due to towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, slightly offset by increases in cost of revenues.

Site development segment operating profit decreased  $4.0 million for the three months ended March 31, 2016 as compared to the prior year, primarily due to a decrease in the volume of work performed due to reductions in our wireless carrier customers’ network investment initiatives.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Total	$30,406	$29,884	$(388)	$910	3.0%

Selling, general, and administrative expenses increased $0.9 million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,842	$476	$—	$1,366	287.0%
International site leasing	1,340	863	5	472	54.7%
Total	$3,182	$1,339	$5	$1,838	137.3%

Acquisition related adjustments and expenses increased $1.8 million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, primarily as a result of an increase in the number of acquisitions and integration related expenses, as well as, changes in our estimated pre-acquisition contingencies as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,021	$6,594	$—	$(573)	(8.7%)
International site leasing	162	228	(5)	(61)	(26.8%)
Total	$6,183	$6,822	$(5)	$(634)	(9.3%)

Asset impairment and decommission costs decreased $0.6  million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, primarily as a result of $1.1 million in disposal costs related to our former corporate headquarters building for the three months ended March, 31, 2015, partially offset by an increase in the impairment charge recorded on the towers decommissioned and other third party decommission costs.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$131,393	$137,460	$—	$(6,067)	(4.4%)
International site leasing	26,877	32,426	(6,613)	1,064	3.3%
Total site leasing	$158,270	$169,886	$(6,613)	$(5,003)	(2.9%)
Site development	1,025	707	—	318	45.0%
Not identified by segment	506	1,260	—	(754)	(59.8%)
Total	$159,801	$171,853	$(6,613)	$(5,439)	(3.2%)

Depreciation, accretion, and amortization expense decreased $5.4 million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, due to assets that became fully depreciated since March 31, 2015, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since January 1, 2015.

Operating Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$93,501	$82,079	$—	$11,422	13.9%
International site leasing	8,169	7,836	(2,451)	2,784	35.5%
Total site leasing	$101,670	$89,915	$(2,451)	$14,206	15.8%
Site development	924	6,645	—	(5,721)	(86.1%)
Not identified by segment	(4,992)	(7,474)	—	2,482	(33.2%)
Total	$97,602	$89,086	$(2,451)	$10,967	12.3%

Domestic site leasing operating income increased  $11.4 million for the three months ended March 31, 2016, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs and depreciation, accretion, and amortization expense, partially offset by an increase in acquisition related adjustments and expenses.

International site leasing operating income increased $2.8 million on a constant currency basis for the three months ended March 31, 2016, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, and acquisition related adjustments and expenses.

Site development operating income decreased  $5.7 million for the three months ended March 31, 2016, as compared to the prior year, primarily due to lower segment operating profit and an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,866	$293	$(605)	$2,178	743.3%
Interest expense	(83,804)	(77,654)	1	(6,151)	7.9%
Non-cash interest expense	(455)	(280)	—	(175)	62.5%
Amortization of deferred financing fees	(5,265)	(4,544)	—	(721)	15.9%
Other income (expense), net	45,900	(82,968)	129,491	(623)	0.8%
Total	$(41,758)	$(165,153)	$128,887	$(5,492)	3.3%

Interest income increased $2.2 million on a constant currency basis due to a higher amount of investments held and a higher average interest rate on those investments held for the three months ended March 31, 2016 as compared to the prior year period.

Interest expense increased $6.2 million on a constant currency basis due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended March 31, 2016 compared to the prior year, primarily resulting from the issuance of the 2015 Tower Securities in October 2015 and the borrowing of the 2015 Term Loan in June 2015, partially offset by the repayment of the 2012-1 Term Loan and a higher average balance outstanding on the revolving credit facility in the prior year period.

The $129.5 million foreign currency impact in other income (expense), net includes a  $44.8 million gain on the remeasurement of intercompany loans for the three months ended March 31, 2016, while the prior year period included an $84.0 million loss.

Net Income (Loss):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$53,639	$(79,030)	$126,247	$6,422	(8.1%)

Net income increased $6.4 million on a constant currency basis for the three months ended March 31, 2016,  as compared to the prior year period, primarily due to an increase in operating income, partially offset by an increase in interest expense.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period.

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

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 5.625% Notes, 5.75% Notes, and 4.875% Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$53,639	$(79,030)	$126,247	$6,422	(8.1%)
Non-cash straight-line leasing revenue	(8,847)	(14,241)	1,351	4,043	(28.4%)
Non-cash straight-line ground lease expense	8,494	8,716	(135)	(87)	(1.0%)
Non-cash compensation	7,785	6,988	(17)	814	11.6%
Other (income) expense	(45,900)	82,968	(129,491)	623	0.8%
Acquisition related adjustments and expenses	3,182	1,339	5	1,838	137.3%
Asset impairment and decommission costs	6,183	6,822	(5)	(634)	(9.3%)
Interest income	(1,866)	(293)	605	(2,178)	743.3%
Interest expense (1)	89,524	82,478	(1)	7,047	8.5%
Depreciation, accretion, and amortization	159,801	171,853	(6,613)	(5,439)	(3.2%)
Provision for taxes (2)	2,660	3,420	(5)	(755)	(22.1%)
Adjusted EBITDA	$274,655	$271,020	$(8,059)	$11,694

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $455 and $457 of franchise taxes for the three months ended March 31, 2016 and 2015, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $11.7 million on a constant currency basis for the  three months ended March 31, 2016,  as compared to the prior year period, primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBAC”) is a holding company with no business operations of its own. SBAC’s only significant asset is 100% of the outstanding capital stock of SBA Telecommunications, LLC (“Telecommunications”), which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2016	March 31, 2015

	(in thousands)
Cash provided by operating activities	$144,864	$178,408
Cash used in investing activities	(132,339)	(121,554)
Cash used in financing activities	(33,323)	(31,529)
(Decrease) increase in cash and cash equivalents	(20,798)	25,325
Effect of exchange rate changes on cash and cash equivalents	6,025	(2,397)
Cash and cash equivalents, beginning of the period	118,039	39,443
Cash and cash equivalents, end of the period	$103,266	$62,371

Operating Activities

Cash provided by operating activities was $144.9 million for the three months ended March 31, 2016 as compared to $178.4 million for the three months ended March 31, 2015. This decrease was primarily due to increases in cash outflows associated with working capital changes, increased selling, general, and administrative expenses, and increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially offset by an increase in segment operating profit from domestic site leasing and international site leasing operating segments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months
	ended March 31,
	2016	2015

	(in thousands)
Acquisitions	$74,844	$42,630
Construction and related costs on new tower builds	18,944	31,037
Augmentation and tower upgrades	9,292	22,232
Land buyouts and other assets (1)	16,988	10,649
Refurbishment of headquarters building	—	7,455
Tower maintenance	6,662	6,421
General corporate	1,162	955
Total cash capital expenditures	$127,892	$121,379

(1)	Excludes $3.6 million and $3.3 million spent on ground lease extensions and term easements on land underlying our towers for the three months ended March 31, 2016 and 2015, respectively.

Subsequent to March 31, 2016,  we acquired 31 towers for $32.5 million in cash.

During all of 2016, inclusive of the capital expenditures made during the three months ended March 31, 2016, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $30.0 million to $40.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $255.0 million to $275.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the three months ended March 31, 2016, we borrowed $70.0 million and repaid $50.0 million under the Revolving Credit Facility. As of March 31, 2016, we had $20.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to March 31, 2016, we repaid the $20.0 million balance outstanding under the Revolving Credit Facility.

During the first quarter of 2016, we repurchased 0.5 million shares of our Class A common stock for $50.0 million at a weighted average price per share of $98.65.  As of the date of this filing, we had $650.0 million of repurchase authorization remaining under our $1.0 billion stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2016, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2016, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended March 31, 2016, we borrowed $70.0 million and repaid $50.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2016,  $20.0 million was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2016, we repaid the $20.0 million balance outstanding on the Revolving Credit Facility.

As of March 31, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The remaining borrowing capacity under the Revolving Credit Facility was $980.0 million as of March 31, 2016, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2016, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2016,  we repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2016, the 2014 Term Loan had a principal balance of $1.47 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022 (the “2015 Term Loan). The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of March 31, 2016, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30,

2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2016, we repaid $1.3 million of principal on the 2015 Term Loan. As of March 31, 2016, the 2015 Term Loan had a principal balance of $496.3 million.

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

As of March 31, 2016, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of March 31, 2016, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of March 31, 2016 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes due 2019	$28,125
5.750% Senior Notes due 2020	46,000
4.875% Senior Notes due 2022	36,563
5.101% Secured Tower Revenue Securities Series 2010-2C	28,230
2.933% Secured Tower Revenue Securities Series 2012-1C	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
2.898% Secured Tower Revenue Securities Series 2014-1C	26,954
3.869% Secured Tower Revenue Securities Series 2014-2C	24,185
3.156% Secured Tower Revenue Securities Series 2015-1C	15,938
Revolving Credit Facility	2,938
2014 Term Loan B	62,714
2015 Term Loan B	21,067
Total debt service for next 12 months	$354,016

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes due 2019	$—	$—	$—	$500,000	$—	$—	$500,000	$517,500
5.750% Senior Notes due 2020	—	—	—	—	800,000	—	800,000	822,000
4.875% Senior Notes due 2022	—	—	—	—	—	750,000	750,000	755,625
5.101% 2010-2 Tower
Securities (1)	—	550,000	—	—	—	—	550,000	554,169
2.933% 2012 Tower
Securities (1)	—	610,000	—	—	—	—	610,000	611,562
2.240% 2013-1C Tower
Securities (1)	—	—	425,000	—	—	—	425,000	420,793
3.722% 2013-2C Tower
Securities (1)	—	—	—	—	—	575,000	575,000	572,395
3.598% 2013-1D Tower
Securities (1)	—	—	330,000	—	—	—	330,000	335,240
2.898% 2014-1C Tower
Securities (1)	—	—	—	920,000	—	—	920,000	912,410
3.869% 2014-2C Tower
Securities (1)	—	—	—	—	—	620,000	620,000	618,878
3.156% 2015-1C Tower
Securities (1)	—	—	—	—	500,000	—	500,000	501,330
Revolving Credit Facility	—	—	—	—	20,000	—	20,000	20,000
2014 Term Loan	11,250	15,000	15,000	15,000	15,000	1,402,500	1,473,750	1,466,381
2015 Term Loan	3,750	5,000	5,000	5,000	5,000	472,500	496,250	491,288
Total debt obligation	$15,000	$1,180,000	$775,000	$1,440,000	$1,340,000	$3,820,000	$8,570,000	$8,599,571

(1)	The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 11, 2017 and April 9, 2042, respectively.

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

The anticipated repayment date and the final maturity date for the 2015-1C Tower Securities is October 8, 2020 and October 10, 2045, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Costa Rica, Guatemala, and Nicaragua. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2016, approximately 10.3% of our revenues and approximately 11.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2016. As of March 31, 2016, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by approximately 0.9% and 2.5%, respectively, for the three months ended March 31, 2016.

As of March 31, 2016, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2016 would have resulted in approximately $44.4 million of unrealized gains or losses that would have been included in Other expense in our condensed consolidated statements of operations for the three months ended March 31, 2016.

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
•

our expectations regarding our annual debt service in 2016 and thereafter, and our belief that our cash on hand, capacity under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months;

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
•

our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems, and land ownership;

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
•

our ability to build new towers, including our ability to identify and acquire land that would be attractive for our customers and to successfully and timely address zoning, permitting, weather, availability of labor and supplies and other issues that arise in connection with the building of new towers;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2016. Based on such evaluation, such officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2016:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2016 - 1/31/2016	506,831	$98.65	506,831	$650,002,883
2/1/2016 - 2/29/2016	—	$—	—	$650,002,883
3/1/2016 - 3/31/2016	—	$—	—	$650,002,883
Total	506,831	$98.65	506,831	$650,002,883

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

SBA COMMUNICATIONS CORPORATION

May 10, 2016	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 10, 2016	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)