Form 10-Q
period 2016-06-30
SBA COMMUNICATIONS CORP
filed 2016-08-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 124,615,402  shares of Class A common stock as of July 31, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$133,956	$118,039
Restricted cash	25,449	25,353
Short-term investments	219	706
Accounts receivable, net of allowance of $20,136 and $1,681
at June 30, 2016 and December 31, 2015, respectively	66,117	83,326
Costs and estimated earnings in excess of billings on uncompleted contracts	11,673	16,934
Prepaid expenses and other current assets	53,843	49,602
Total current assets	291,257	293,960
Property and equipment, net	2,805,360	2,782,353
Intangible assets, net	3,788,754	3,735,413
Other assets	550,951	501,254
Total assets	$7,436,322	$7,312,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$25,524	$27,105
Accrued expenses	59,117	63,755
Current maturities of long-term debt	568,924	20,000
Deferred revenue	89,652	97,083
Accrued interest	52,441	53,365
Other current liabilities	9,248	12,063
Total current liabilities	804,906	273,371
Long-term liabilities:
Long-term debt, net	7,913,879	8,432,070
Other long-term liabilities	325,114	313,683
Total long-term liabilities	8,238,993	8,745,753
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 124,566 and
125,743 shares issued and outstanding at June 30, 2016 and
December 31, 2015, respectively	1,246	1,257
Additional paid-in capital	1,987,773	1,962,713
Accumulated deficit	(3,231,735)	(3,168,069)
Accumulated other comprehensive loss, net	(364,861)	(502,045)
Total shareholders' deficit	(1,607,577)	(1,706,144)
Total liabilities and shareholders' deficit	$7,436,322	$7,312,980

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Revenues:
Site leasing	$381,843	$370,462	$756,293	$740,189
Site development	23,689	40,242	49,008	80,609
Total revenues	405,532	410,704	805,301	820,798
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	86,493	81,731	169,255	161,950
Cost of site development	20,074	30,381	39,907	61,274
Selling, general, and administrative (1)(2)	47,664	28,262	78,071	58,145
Acquisition related adjustments and expenses	2,821	5,780	6,003	7,119
Asset impairment and decommission costs	14,691	4,010	20,874	10,832
Depreciation, accretion, and amortization	159,723	162,377	319,524	334,230
Total operating expenses	331,466	312,541	633,634	633,550
Operating income	74,066	98,163	171,667	187,248
Other income (expense):
Interest income	2,737	715	4,603	1,008
Interest expense	(83,682)	(78,908)	(167,486)	(156,562)
Non-cash interest expense	(460)	(322)	(915)	(601)
Amortization of deferred financing fees	(5,325)	(4,626)	(10,590)	(9,170)
Other income (expense), net	47,376	15,507	93,275	(67,461)
Total other expense	(39,354)	(67,634)	(81,113)	(232,786)
Income (loss) before provision for income taxes	34,712	30,529	90,554	(45,538)
Provision for income taxes	(2,001)	(2,224)	(4,206)	(5,187)
Net income (loss)	$32,711	$28,305	$86,348	$(50,725)
Net income (loss) per common share
Basic	$0.26	$0.22	$0.69	$(0.39)
Diluted	$0.26	$0.22	$0.69	$(0.39)
Weighted average number of common shares
Basic	125,125	128,809	125,261	129,021
Diluted	125,783	129,948	125,921	129,021

(1)

Includes non-cash compensation of $8,785 and $8,089 for the three months ended June 30, 2016 and 2015, respectively, and $16,471 and $14,972 for the six months ended June 30, 2016 and 2015, respectively.

(2)	Includes the impact of the $16,498 Oi reserve for the three and six months ended June 30, 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2016	2015	2016	2015
Net income (loss)	$32,711	$28,305	$86,348	$(50,725)
Foreign currency translation adjustments	76,491	26,533	137,184	(147,917)
Comprehensive income (loss)	$109,202	$54,838	$223,532	$(198,642)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2015	125,743	$1,257	$1,962,713	$(3,168,069)	$(502,045)	$(1,706,144)
Net income	—	—	—	86,348	—	86,348
Common stock issued in connection with
stock purchase/option plans	352	4	8,134	—	—	8,138
Non-cash compensation	—	—	16,926	—	—	16,926
Repurchase and retirement of common stock	(1,529)	(15)	—	(150,014)	—	(150,029)
Foreign currency translation adjustments	—	—	—	—	137,184	137,184
BALANCE, June 30, 2016	124,566	$1,246	$1,987,773	$(3,231,735)	$(364,861)	$(1,607,577)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months
	ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86,348	$(50,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	319,524	334,230
Non-cash interest expense	915	601
Deferred income tax (benefit) expense	(627)	192
Non-cash asset impairment and decommission costs	17,752	7,902
Non-cash compensation expense	16,677	15,201
Amortization of deferred financing fees	10,590	9,170
(Gain) loss on remeasurement of U.S. dollar denominated intercompany loan	(92,132)	68,292
Provision for doubtful accounts (1)	17,504	215
Other non-cash items reflected in the Statements of Operations	(955)	(2,584)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	8,769	6,461
Prepaid expenses and other assets	(25,912)	(24,148)
Accounts payable and accrued expenses	(5,310)	4,348
Accrued interest	(924)	(564)
Other liabilities	2,427	6,941
Net cash provided by operating activities	354,646	375,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(148,704)	(323,082)
Capital expenditures	(70,661)	(118,392)
Other investing activities	(10,062)	4,864
Net cash used in investing activities	(229,427)	(436,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	140,000	450,000
Repayments under Revolving Credit Facility	(110,000)	(535,000)
Proceeds from Term Loans, net of fees	—	489,899
Repayment of Term Loans	(10,000)	(15,000)
Payments for settlement of common stock warrants	—	(150,874)
Repurchase and retirement of common stock, inclusive of fees	(150,029)	(150,023)
Other financing activities	5,729	4,782
Net cash (used in) provided by financing activities	(124,300)	93,784
Effect of exchange rate changes on cash and cash equivalents	14,998	(2,303)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,917	30,403
CASH AND CASH EQUIVALENTS:
Beginning of period	118,039	39,443
End of period	$133,956	$69,846

(1)	Includes the impact of the $16,498 Oi reserve recorded during the second quarter of 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months
	ended June 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$168,583	$157,153
Income taxes	$5,861	$5,667

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$1,073	$1,976

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

Intercompany Loans

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations. The Company recorded a $47.4 million gain and a $15.7 million gain on the remeasurement of intercompany loans for the three months ended June 30, 2016 and 2015, respectively, and a $92.1 million gain and a $68.3 million loss on the remeasurement of intercompany loans for the six months ended June 30, 2016 and 2015, respectively.

On July 11, 2016, SBA Torres Brasil, Limitada repaid $22.5 million of the outstanding balance on the intercompany loan with Brazil Shareholder I, LLC, leaving a current outstanding balance of $433.3 million.

Bad Debt Provision

On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Prior to the filing of the reorganization petition, Oi was current in all payment obligations to the Company. These obligations related to periods ending on or before April 30, 2016. As a result of the relief provisions available in a judicial reorganization proceeding, obligations of Oi to the Company arising from the periods from May 1, 2016 to June 20, 2016 remain unpaid. Due to the uncertainty surrounding the recoverability of amounts owed by Oi relating to services provided prior to the date of Oi’s petition, the Company has recorded a $16.5 million bad debt provision (the “Oi reserve”) which covers amounts owed or potentially owed by Oi as of the filing date. Under Brazilian law governing judicial reorganizations, the contracts governing post-petition obligations such as tower rents remain unchanged, and debtors do not have the ability to reject or terminate the contracts other than pursuant to their original terms. Since the filing, the Company has received all payments due in connection with obligations of Oi accruing post-petition. The Oi reserve has been recorded in Selling, general, and administrative expense on the accompanying Consolidated Statement of Operations.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The standard indicates the SEC staff would not object to presenting debt issuance costs for a line of credit arrangement as an asset in the balance sheet. The Company adopted ASU 2015-15 effective January 1, 2016 and has elected to continue to present debt issuance costs for its Revolving Credit Facility as an asset on the accompanying Consolidated Balance Sheet.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB released an updated standard regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The new standard is effective for the Company in the first quarter of 2018. Early adoption is permitted but not before the first quarter of 2017. This standard is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the standard and does not expect a material financial statement impact upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 is effective for the Company in the first quarter of 2019. Early adoption is permitted. The Company is evaluating the standard including the impact on its consolidated financial statements.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions was $4.5 million and $7.2 million as of June 30, 2016 and December 31, 2015, respectively. The maximum potential obligation related to the performance targets was $7.3 million and $10.2 million as of June 30, 2016 and December 31, 2015, respectively.

The following summarizes the activity of the accrued earnouts:

	For the six months ended June 30,
	2016	2015

	(in thousands)
Beginning balance	$7,230	$15,086
Additions	459	2,664
Payments	(1,910)	(3,088)
Change in estimate	(1,288)	(2,201)
Foreign currency translation adjustments	5	(267)
Ending balance	$4,496	$12,194

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

During the three and six months ended June 30, 2016, the Company recognized impairment charges of $14.7 million and $20.9 million, respectively, which includes $7.5 million of additional impairment charges for the three and six months period ended June 30, 2016 resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment resulting from increased lease terminations, including iDen related terminations, the write off of $3.7 million and $7.9 million, respectively, in carrying value of decommissioned towers, $1.1 million and $3.1 million, respectively, of other third party decommission costs, and $2.3 million in write off and disposal costs related to the Company’s former corporate headquarters building for the three and six months ended June 30, 2016.  During the three and six months ended June 30, 2015, the Company recognized impairment charges of $4.0 million and $10.8 million, respectively, which includes the write off of $2.8 million and $6.7 million, respectively, in carrying value of decommissioned towers,  $1.1 million and $2.9 million, respectively, of other third party decommission costs, and $0.1 million and $1.2 million, respectively, in disposal costs related to the Company’s former corporate headquarters building.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million in certificate of deposits as of December 31, 2015, and $0.2 million in Treasury securities as of June 30, 2016 and December 31, 2015. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2016, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.9 million. As of December 31, 2015,  the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.8 million and $0.9 million, respectively. These amounts are recorded in Other assets in the accompanying Consolidated Balance Sheets.

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

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	June 30, 2016	December 31, 2015	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$25,212	$25,135	Restricted cash - current asset
Payment and performance bonds	237	218	Restricted cash - current asset
Surety bonds and workers compensation	3,231	3,227	Other assets - noncurrent
Total restricted cash	$28,680	$28,580

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2016 and December 31, 2015, the Company had $39.0 million and $38.6 million in surety, payment and performance bonds, respectively, for which it was only required to post $0.5 million and $0.7 million in collateral, respectively. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2016 and December 31, 2015, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2016	December 31, 2015

	(in thousands)
Long-term investments	$8,055	$8,140
Prepaid land rent	179,791	158,176
Straight-line rent receivable	290,508	267,682
Deferred lease costs, net	30,719	30,577
Deferred financing fees, net	3,444	3,919
Other	38,434	32,760
Total other assets	$550,951	$501,254

5.ACQUISITIONS

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015

	(in thousands)
Towers and related intangible assets	$38,668	$220,739	$113,512	$263,369
Land buyouts and other assets (1)	18,204	49,064	35,192	59,713
Total cash acquisition capital expenditures	$56,872	$269,803	$148,704	$323,082

(1)

In addition, the Company paid $2.9 million and $5.2 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended June 30, 2016 and 2015, respectively, and paid $6.6 million and $8.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the six months ended June 30, 2016 and 2015, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the six months ended June 30, 2016, the Company acquired 159 completed towers and related assets and liabilities for $113.5 million in cash consisting of $31.3 million of property and equipment, $79.6 million of intangible assets, and $2.6 million of working capital adjustments.

The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

Subsequent to June 30, 2016, the Company acquired 12 completed towers and related assets and liabilities for $8.4 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2016			As of December 31, 2015
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,112,204	$(1,270,749)	$2,841,455	$3,904,864	$(1,118,493)	$2,786,371
Network location intangibles	1,497,913	(550,614)	947,299	1,446,293	(497,251)	949,042
Intangible assets, net	$5,610,117	$(1,821,363)	$3,788,754	$5,351,157	$(1,615,744)	$3,735,413

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $92.7 million and $90.7 million for the three months ended June 30, 2016 and 2015, respectively, and $182.8 million and $182.1 million for the six months ended June 30, 2016 and 2015, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	June 30, 2016	December 31, 2015

	(in thousands)
Towers and related components	$4,486,598	$4,370,664
Construction-in-process	36,709	32,730
Furniture, equipment, and vehicles	49,099	48,018
Land, buildings, and improvements	553,078	524,847
Total property and equipment	5,125,484	4,976,259
Less: accumulated depreciation	(2,320,124)	(2,193,906)
Property and equipment, net	$2,805,360	$2,782,353

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $66.9 million and $71.6 million for the three months ended June 30, 2016 and 2015, respectively, and $136.4 million and $152.0 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, non-cash capital expenditures that are included in accounts payable and accrued expenses were $6.6 million and $9.5 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	June 30, 2016	December 31, 2015

	(in thousands)
Costs incurred on uncompleted contracts	$43,004	$78,849
Estimated earnings	15,120	29,333
Billings to date	(46,997)	(95,055)
	$11,127	$13,127

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2016	December 31, 2015

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,673	$16,934
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(546)	(3,807)
	$11,127	$13,127

Eight significant customers comprised 92.0% and 95.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings at June 30, 2016 and December 31, 2015, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2016	December 31, 2015

	(in thousands)
Accrued earnouts	$4,496	$7,230
Salaries and benefits	12,356	14,253
Real estate and property taxes	8,888	7,899
Other	33,377	34,373
Total accrued expenses	$59,117	$63,755

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2016			December 31, 2015
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$516,250	$495,565	$500,000	$521,250	$494,955
5.750% Senior Notes	July 15, 2020	800,000	824,000	792,095	800,000	832,000	791,243
2014 Senior Notes	July 15, 2022	750,000	746,250	735,989	750,000	744,375	735,010
2010-2C Tower Securities	April 11, 2017	550,000	551,078	548,923	550,000	558,223	548,268
2012-1C Tower Securities	Dec. 11, 2017	610,000	612,025	605,681	610,000	611,879	604,229
2013-1C Tower Securities	April 10, 2018	425,000	425,472	421,928	425,000	416,959	421,099
2013-2C Tower Securities	April 11, 2023	575,000	579,014	567,029	575,000	565,541	566,523
2013-1D Tower Securities	April 10, 2018	330,000	335,514	327,565	330,000	332,676	326,918
2014-1C Tower Securities	Oct. 8, 2019	920,000	936,266	910,896	920,000	910,368	909,595
2014-2C Tower Securities	Oct. 8, 2024	620,000	629,474	612,243	620,000	608,084	611,853
2015-1C Tower Securities	Oct. 8, 2020	500,000	510,350	490,238	500,000	489,680	489,496
Revolving Credit Facility	Feb. 5, 2020	30,000	30,000	30,000	—	—	—
2014 Term Loan	Mar. 24, 2021	1,470,000	1,457,137	1,458,392	1,477,500	1,447,950	1,464,774
2015 Term Loan	June 10, 2022	495,000	488,194	486,259	497,500	486,306	488,107
Total debt		$8,575,000	$8,641,024	$8,482,803	$8,555,000	$8,525,291	$8,452,070
Less: current maturities of long-term debt				(568,924)			(20,000)
Total long-term debt, net of current maturities				$7,913,879			$8,432,070

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	$7,031	$—	$7,031	$—	$14,063	$—	$14,063	—
5.75% Senior Notes	11,500	—	11,500	—	23,000	—	23,000	—
2014 Senior Notes	9,141	171	9,141	163	18,281	340	18,281	323
2010-2C Tower Securities	7,058	—	7,058	—	14,115	—	14,115	—
2012-1C Tower Securities	4,533	—	4,532	—	9,067	—	9,063	—
2013 Tower Securities	10,804	—	10,804	—	21,609	—	21,609	—
2014 Tower Securities	12,785	—	12,785	—	25,569	—	25,569	—
2015-1C Tower Securities	3,985	—	—	—	7,969		—	—
Revolving Credit Facility	744	—	1,765	—	1,578	—	3,337	—
2012 Term Loan	—	—	1,095	—	—	—	2,248	—
2014 Term Loan	12,107	126	12,230	122	24,245	251	24,356	242
2015 Term Loan	4,077	163	948	37	8,164	324	948	36
Capitalized interest and other	(83)	—	19	—	(174)	—	(27)	—
Total	$83,682	$460	$78,908	$322	$167,486	$915	$156,562	$601

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. The Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing.  Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.  In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment.  If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020.  The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.  SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three and six months ended June 30, 2016, the Company borrowed $70.0 million and $140.0 million, respectively, and repaid $60.0 million and $110.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of June 30, 2016,  $30.0 million was outstanding under the Revolving Credit Facility. As of June 30, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2016, the Company repaid the $30.0 million balance outstanding on the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2012 Term Loan

The 2012 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $200.0 million that was to mature on May 9, 2017. The 2012 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). The 2012 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which were being amortized through the maturity date. During 2015, the Company repaid the outstanding principal balance on the 2012 Term Loan.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2016, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2016, the Company repaid $3.8 million and $7.5 million of principal on the 2014 Term Loan. As of June 30, 2016, the 2014 Term Loan had a principal balance of $1.47 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of June 30, 2016, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2016, the Company repaid $1.3 million and $2.5 million of principal on the 2015 Term Loan. As of June 30, 2016, the 2015 Term Loan had a principal balance of $495.0 million.

Secured Tower Revenue Securities

2010-2C Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010-2C Tower Securities”). The 2010-2C Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010-2C Tower Securities are April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The Company incurred deferred financing fees of $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2010-2C Tower Securities.

On July 15, 2016, the Company repaid the full $550.0 million outstanding of the 2010-2C Tower Securities using net proceeds from the 2016-1C Tower Securities (described below).

2012-1C Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”) which have an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities is 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”),  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 10, 2018 and a final maturity date of

April 9, 2043 (the 2013-1D Tower Securities) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. The Company incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044(the “2014-1C Tower Securities”), and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. The Company incurred deferred financing fees of $10.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 2021 and a final maturity date of July 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company incurred deferred financing fees of $9.2 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

Debt Covenants

As of June 30, 2016, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

5.75% Senior Notes

On July 13, 2012, SBA Telecommunications, LLC (“Telecommunications”) issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Senior Notes is due semi-annually on July 15 and January 15 of each year. The Company incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date.

SBA Communications Corporation (“SBAC”) is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBAC.  SBAC has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Senior Notes”). The 5.625% Senior Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Senior Notes is due semi-annually on April 1 and October 1 of each year. The Company incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date.

2014 Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. The Company incurred deferred financing fees of $11.6 million in relation to this transaction which are being amortized through the maturity date.

2016 Senior Notes

On August 1, 2016, the Company priced an offering of $1.1 billion of senior notes due September 1, 2024 (the “2016 Senior Notes”). The Company expects the closing of the 2016 Senior Notes to occur on August 15, 2016. The 2016 Senior Notes will accrue interest at a rate of 4.875% and will be issued at a price of 99.178% of par value. Interest on the 2016 Senior Notes will be due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Company intends to use the net proceeds from the offering and cash on hand to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of the Company’s 5.625% Senior Notes and pay the associated call premiums.

11.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 12) and restricted stock units.  These potential common stock equivalents were considered in the Company’s diluted earnings (loss) per share calculation (see Note 15).

Stock Repurchases

On June 4, 2015, the Company announced the authorization of a new $1.0 billion stock repurchase plan. This plan authorizes the Company to purchase from time to time the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management's discretion. Shares purchased will be retired.

During the three months ended June 30, 2016, the Company repurchased 1.0 million shares of its Class A common stock for $100.0 million, at an average price per share of $97.80.  During the six months ended June 30, 2016, the Company repurchased 1.5 million shares of its Class A common stock for $150.0 million, at an average price per share of $98.08.  As of the date of this filing, the Company had $550.0 million of repurchase authorization remaining under its $1.0 billion stock repurchase program.

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

	For the six months ended
	June 30,
	2016	2015

Risk free interest rate	1.18% - 1.43%	1.21% - 1.45%
Dividend yield	0.0%	0.0%
Expected volatility	20.0%	20.0%
Expected lives	4.7 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2016 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2015	3,794	$84.66
Granted	1,355	$96.62
Exercised	(267)	$41.64
Canceled	(70)	$105.26
Outstanding at June 30, 2016	4,812	$90.11	4.9	$102,578
Exercisable at June 30, 2016	1,970	$72.83	3.5	$73,384
Unvested at June 30, 2016	2,842	$102.09	5.8	$29,194

The weighted-average per share fair value of options granted during the six months ended June 30, 2016 was $19.19. The total intrinsic value for options exercised during the six months ended June 30, 2016 was $14.9 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2016:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2015	277	$97.14
Granted	137	$96.74
Vested	(114)	$84.42
Forfeited/canceled	(6)	$103.41
Outstanding at June 30, 2016	294	$101.72

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended June 30, 2016	(in thousands)
Revenues	$316,842	$65,001	$23,689	$—	$405,532
Cost of revenues (2)	66,199	20,294	20,074	—	106,567
Operating profit	250,643	44,707	3,615	—	298,965
Selling, general, and administrative (4)	17,936	21,065	3,295	5,368	47,664
Acquisition related adjustments and expenses	1,355	1,466	—	—	2,821
Asset impairment and decommission costs	11,363	983	—	2,345	14,691
Depreciation, amortization and accretion	126,756	29,781	639	2,547	159,723
Operating income (loss)	93,233	(8,588)	(319)	(10,260)	74,066
Other expense (principally interest expense
and other income (expense))				(39,354)	(39,354)
Income before provision for income taxes					34,712
Cash capital expenditures (3)	74,616	15,688	916	1,053	92,273

For the three months ended June 30, 2015
Revenues	$307,361	$63,101	$40,242	$—	$410,704
Cost of revenues (2)	63,563	18,168	30,381	—	112,112
Operating profit	243,798	44,933	9,861	—	298,592
Selling, general, and administrative	16,814	4,064	2,614	4,770	28,262
Acquisition related adjustments and expenses	6,566	(786)	—	—	5,780
Asset impairment and decommission costs	3,962	48	—	—	4,010
Depreciation, amortization and accretion	129,679	31,044	759	895	162,377
Operating income (loss)	86,777	10,563	6,488	(5,665)	98,163
Other expense (principally interest expense
and other income (expense))				(67,634)	(67,634)
Income before provision for income taxes					30,529
Cash capital expenditures (3)	295,694	21,299	900	2,714	320,607

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the six months ended June 30, 2016	(in thousands)
Revenues	$632,072	$124,221	$49,008	$—	$805,301
Cost of revenues (2)	130,674	38,581	39,907	—	209,162
Operating profit	501,398	85,640	9,101	—	596,139
Selling, general, and administrative (4)	35,935	25,450	6,832	9,854	78,071
Acquisition related adjustments and expenses	3,197	2,806	—	—	6,003
Asset impairment and decommission costs	17,384	1,145	—	2,345	20,874
Depreciation, amortization and accretion	258,149	56,658	1,664	3,053	319,524
Operating income (loss)	186,733	(419)	605	(15,252)	171,667
Other expense (principally interest expense
and other income (expense))				(81,113)	(81,113)
Income before provision for income taxes					90,554
Cash capital expenditures (3)	179,969	37,068	1,472	1,929	220,438

For the six months ended June 30, 2015
Revenues	$613,311	$126,878	$80,609	$—	$820,798
Cost of revenues (2)	125,251	36,699	61,274	—	223,224
Operating profit	488,060	90,179	19,335	—	597,574
Selling, general, and administrative	34,468	7,957	4,736	10,984	58,145
Acquisition related adjustments and expenses	7,042	77	—	—	7,119
Asset impairment and decommission costs	10,556	276	—	—	10,832
Depreciation, amortization and accretion	267,139	63,470	1,466	2,155	334,230
Operating income (loss)	168,855	18,399	13,133	(13,139)	187,248
Other expense (principally interest expense
and other income (expense))				(232,786)	(232,786)
Loss before provision for income taxes					(45,538)
Cash capital expenditures (3)	387,096	43,074	2,731	10,549	443,450

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

	(in thousands)
Assets
As of June 30, 2016	$5,509,053	$1,813,637	$38,569	$75,063	$7,436,322
As of December 31, 2015	$5,587,476	$1,564,496	$56,631	$104,377	$7,312,980

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.
(4)	International site leasing includes the impact of the $16,498 Oi reserve for the three and six months ended June 30, 2016.

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

The following table sets forth basic and diluted net income per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$32,711	$28,305	$86,348	$(50,725)
Denominator:
Basic weighted-average shares outstanding	125,125	128,809	125,261	129,021
Dilutive impact of stock options and restricted shares	658	1,139	660	—
Diluted weighted-average shares outstanding	125,783	129,948	125,921	129,021
Net income (loss) per common share:
Basic	$0.26	$0.22	$0.69	$(0.39)
Diluted	$0.26	$0.22	$0.69	$(0.39)

For the three and six months ended June 30, 2016, the diluted weighted average number of common shares outstanding excluded an additional 0.7 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

ITEM 1A.  RISK FACTORS

We depend on a relatively small number of customers for most of our revenue, and the loss, consolidation or financial instability of any of our significant customers may materially decrease our revenue and adversely affect our financial condition.

We derive a significant portion of our revenue from a small number of customers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures on the networks, or the complete loss, as a result of bankruptcy or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth.

On June 20, 2016, Oi, S.A. (“Oi”), our largest customer in Brazil, filed a petition for judicial reorganization in Brazil. For the year ended December 31, 2015, Oi comprised approximately 8% of our total site leasing revenue and for the six months ended June 30, 2016, Oi comprised approximately 7% of our total site leasing revenue. Due to the uncertainty surrounding the recoverability of amounts owed by Oi prior to the date of Oi’s petition, we recorded a $16.5 million bad debt provision relating to amounts owed or potentially owed by Oi as of the filing date. While we continue to do business with Oi under our contracts with it in the ordinary course and Oi has stated its intentions to continue normal operations during its judicial reorganization, we cannot assure you that Oi will continue to be willing or able to continue to make payments to us in accordance with the terms of our contracts. Judicial reorganization in Brazil requires the agreement of certain creditors, for which there can be no assurance. If Oi is unable to successfully reorganize, it may be forced to liquidate. If Oi is unable or unwilling to reorganize in a manner that continues to provide us anticipated payments in accordance with our contracts, it could materially decrease our revenues and adversely affect our financial condition.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the six months ended	For the year ended December 31,
Percentage of Total Revenues	June 30, 2016	2015	2014	2013

AT&T Wireless (1)	25.9%	24.2%	23.0%	20.5%
T-Mobile	17.1%	16.0%	15.5%	17.3%
Sprint	16.5%	19.6%	23.4%	25.0%
Verizon Wireless	15.1%	13.8%	12.0%	11.3%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the six months ended	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	June 30, 2016	2015	2014	2013

AT&T Wireless (1)	32.6%	31.9%	30.1%	25.5%
Sprint	20.0%	22.3%	25.6%	30.9%
T-Mobile	19.6%	19.0%	19.2%	20.2%
Verizon Wireless	18.0%	16.3%	14.4%	13.3%

	For the six months ended	For the year ended December 31,
Percentage of International Site Leasing Revenue	June 30, 2016	2015	2014	2013

Oi S.A.	44.1%	48.8%	44.3%	6.3%
Telefonica	26.4%	24.7%	28.8%	44.2%
Digicel	4.6%	4.6%	4.9%	11.2%

	For the six months ended	For the year ended December 31,
Percentage of Site Development Revenue	June 30, 2016	2015	2014	2013

T-Mobile	28.1%	17.6%	8.5%	8.4%
Verizon Wireless	16.5%	14.8%	10.1%	4.8%
Sprint	12.2%	28.5%	36.7%	1.5%
Ericsson, Inc.	5.4%	15.3%	16.8%	34.5%
(1)	Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 98.5% of our total segment operating profit for the six months ended June 30, 2016. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2016, we owned 25,670 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of June 30, 2016. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America.  As of June 30, 2016, we owned 15,843 towers in the United States and its territories and 9,827 towers in our international markets. We receive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Claro, Digicel, Oi S.A.,  and Telefonica. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of June 30, 2016, approximately 74% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the six months ended
	June 30,		June 30,

Segment operating profit as a percentage of total	2016	2015	2016	2015

Domestic site leasing	83.8%	81.7%	84.1%	81.7%
International site leasing	15.0%	15.0%	14.4%	15.1%
Total site leasing	98.8%	96.7%	98.5%	96.8%

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

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$316,842	$307,361	$—	$9,481	3.1%
International site leasing	65,001	63,101	(6,412)	8,312	13.2%
Site development	23,689	40,242	—	(16,553)	(41.1%)
Total	$405,532	$410,704	$(6,412)	$1,240	0.3%
Cost of Revenues
Domestic site leasing	$66,199	$63,563	$—	$2,636	4.1%
International site leasing	20,294	18,168	(2,225)	4,351	23.9%
Site development	20,074	30,381	—	(10,307)	(33.9%)
Total	$106,567	$112,112	$(2,225)	$(3,320)	(3.0%)
Operating Profit
Domestic site leasing	$250,643	$243,798	$—	$6,845	2.8%
International site leasing	44,707	44,933	(4,187)	3,961	8.8%
Site development	3,615	9,861	—	(6,246)	(63.3%)

Revenues

Domestic site leasing revenues increased  $9.5 million for the three months ended June 30, 2016, as compared to the prior year, due to (i) revenues from 784 towers acquired and 127 towers built since April 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals in 2015 primarily related to Sprint, which we expect will impact our year-over-year growth rates during the first three quarters of 2016.

International site leasing revenues increased  $1.9 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $8.3 million. These increases were primarily due to (i) revenues from 209 towers acquired and 378 towers built since April 1, 2015, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses.

Site development revenues decreased $16.6 million for the three months ended June 30, 2016, as compared to the prior year, as a result of a decrease in the volume of work performed, particularly as it related to Sprint.

Operating Profit

Domestic site leasing segment operating profit increased  $6.8 million for the three months ended June 30, 2016, as compared to the prior year, primarily due to additional operating profit generated by (i) towers acquired and built since April 1, 2015 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit decreased  $0.2 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis,  international site leasing segment operating profit increased $4.0 million.

These changes were primarily due to additional operating profit generated by towers acquired and built since April 1, 2015 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased  $6.2 million for the three months ended June 30, 2016,  as compared to the prior year, primarily due to a decrease in the volume of work performed, particularly as it related to Sprint.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Total	$47,664	$28,262	$(272)	$19,674	69.6%

Selling, general, and administrative expenses increased  $19.4 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $19.7 million. These increases were primarily as a result of the $16.5 million Oi reserve recorded in the second quarter of 2016 and an increase in personnel, salaries, benefits, non-cash compensation, and other support costs arising principally from our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,355	$6,566	$—	$(5,211)	(79.4%)
International site leasing	1,466	(786)	(116)	2,368	(301.3%)
Total	$2,821	$5,780	$(116)	$(2,843)	(49.2%)

Acquisition related adjustments and expenses decreased  $3.0 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $2.8 million. These decreases were primarily as a result of a decrease in the number of acquisitions and integration related expenses, as well as changes in our estimated pre-acquisition contingencies as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$11,363	$3,962	$—	$7,401	186.8%
International site leasing	983	48	(95)	1,030	2,145.8%
Total site leasing	$12,346	$4,010	$(95)	$8,431	210.2%
Not identified by segment	2,345	—	—	2,345	—%
Total	$14,691	$4,010	$(95)	$10,776	268.7%

Asset impairment and decommission costs increased by $10.7 million for the three months ended June 30, 2016, as compared to the prior year.  On a constant currency basis, asset impairment and decommission costs increased  $10.8  million. These increases were primarily as a result of $7.5 million of additional impairment charges resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment resulting from increased lease terminations, including iDen related terminations, a $0.9 million increase in the impairment charge recorded on decommissioned towers, as well as a $2.2 million increase in write off and disposal costs related to our former corporate headquarters building for the three months ended June 30, 2016.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$126,756	$129,679	$—	$(2,923)	(2.3%)
International site leasing	29,781	31,044	(2,943)	1,680	5.4%
Total site leasing	$156,537	$160,723	$(2,943)	$(1,243)	(0.8%)
Site development	639	759	—	(120)	(15.8%)
Not identified by segment	2,547	895	—	1,652	184.6%
Total	$159,723	$162,377	$(2,943)	$289	0.2%

Depreciation, accretion, and amortization expense decreased $2.7 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $0.3 million. These changes were primarily due to additional depreciation associated with the increase in the number of towers we acquired and built since April 1, 2015, as well as additional depreciation from our Corporate headquarters building, partially offset by a decrease in depreciation associated with assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$93,233	$86,777	$—	$6,456	7.4%
International site leasing	(8,588)	10,563	(761)	(18,390)	(174.1%)
Total site leasing	$84,645	$97,340	$(761)	$(11,934)	(12.3%)
Site development	(319)	6,488	—	(6,807)	(104.9%)
Not identified by segment	(10,260)	(5,665)	—	(4,595)	81.1%
Total	$74,066	$98,163	$(761)	$(23,336)	(23.8%)

Domestic site leasing operating income increased  $6.5 million for the three months ended June 30, 2016, as compared to the prior year, primarily due to higher segment operating profit and decreases in acquisition related adjustments and expenses and depreciation, accretion, and amortization expense, partially offset by increases in asset impairment and decommission costs and selling, general, and administrative expenses.

International site leasing operating income decreased $19.2 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $18.4 million. These decreases were primarily due to the $16.5 million Oi reserve recorded in the second quarter of 2016 and increases in acquisition related adjustments and expenses and asset impairment and decommission costs, partially offset by higher segment operating profit.

Site development operating income decreased  $6.8 million for the three months ended June 30, 2016, as compared to the prior year, primarily due to lower segment operating profit and increases in depreciation, accretion, and amortization expenses and selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,737	$715	$(341)	$2,363	330.5%
Interest expense	(83,682)	(78,908)	2	(4,776)	6.1%
Non-cash interest expense	(460)	(322)	—	(138)	42.9%
Amortization of deferred financing fees	(5,325)	(4,626)	—	(699)	15.1%
Other income (expense), net	47,376	15,507	31,662	207	1.3%
Total	$(39,354)	$(67,634)	$31,323	$(3,043)	4.5%

Interest income increased  $2.0 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, interest income increased  $2.4 million. These increases were primarily due to a higher amount of investments held and a higher average interest rate on those investments held as compared to the prior year period.

Interest expense increased $4.8 million for the three months ended June 30, 2016, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, primarily resulting from the issuance of the 2015-1C Tower Securities in October 2015 and the 2015 Term Loan in June 2015, partially offset by the repayment of the 2012 Term Loan in November 2015 and a higher average balance outstanding on the revolving credit facility in the prior year period.

Other income (expense), net includes a  $47.4 million gain on the remeasurement of intercompany loans for the three months ended June 30, 2016, while the prior year period included a  $15.7 million gain.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$32,711	$28,305	$30,570	$(26,164)	(92.4%)

Net income increased $4.4 million for the three months ended June 30, 2016, as compared to the prior year. On a constant currency basis, net income decreased $26.2 million. These changes were primarily due to a decrease in operating income and other income (expense).

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$632,072	$613,311	$—	$18,761	3.1%
International site leasing	124,221	126,878	(20,906)	18,249	14.4%
Site development	49,008	80,609	—	(31,601)	(39.2%)
Total	$805,301	$820,798	$(20,906)	$5,409	0.7%
Cost of Revenues
Domestic site leasing	$130,674	$125,251	$—	$5,423	4.3%
International site leasing	38,581	36,699	(7,266)	9,148	24.9%
Site development	39,907	61,274	—	(21,367)	(34.9%)
Total	$209,162	$223,224	$(7,266)	$(6,796)	(3.0%)
Operating Profit
Domestic site leasing	$501,398	$488,060	$—	$13,338	2.7%
International site leasing	85,640	90,179	(13,640)	9,101	10.1%
Site development	9,101	19,335	—	(10,234)	(52.9%)

Revenues

Domestic site leasing revenues increased  $18.8 million for the six months ended June 30, 2016, as compared to the prior year, due to (i) revenues from 838 towers acquired and 163 towers built since January 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals in 2015 primarily related to Sprint, which we expect will impact our year-over-year growth rates during the first three quarters of 2016.

International site leasing revenues decreased  $2.7 million for the six months ended June 30, 2016, as compared to the prior year.   On a constant currency basis,  international site leasing revenues increased  $18.2 million. These changes were primarily due to (i) revenues from 214 towers acquired and 449 towers built since January 1, 2015,  (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses.

Site development revenues decreased  $31.6 million for the six months ended June 30, 2016, as compared to the prior year, as a result of a  decrease in the volume of work performed, particularly as it related to Sprint.

Operating Profit

Domestic site leasing segment operating profit increased  $13.3 million for the six months ended June 30, 2016, as compared to the prior year, primarily due to additional operating profit generated by (i) towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit decreased  $4.5 million for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $9.1 million. These changes were primarily due to towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased $10.2 million for the six months ended June 30, 2016,  as compared to the prior year, primarily due to a decrease in the volume of work performed, particularly as it related to Sprint.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Total	$78,071	$58,145	$(891)	$20,817	35.8%

Selling, general, and administrative expenses increased $19.9 million for the six months ended June 30, 2016,  as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $20.8 million. These increases were primarily as a result of the $16.5 million Oi reserve recorded in the second quarter of 2016 and an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,197	$7,042	$—	$(3,845)	(54.6%)
International site leasing	2,806	77	(372)	3,101	4,027.3%
Total	$6,003	$7,119	$(372)	$(744)	(10.5%)

Acquisition related adjustments and expenses decreased  $1.1 million for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $0.7 million. These decreases were primarily as a result of a decrease in the number of acquisitions and integration related expenses, as well as, changes in our estimated pre-acquisition contingencies as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$17,384	$10,556	$—	$6,828	64.7%
International site leasing	1,145	276	(100)	969	351.1%
Total site leasing	$18,529	$10,832	$(100)	$7,797	72.0%
Not identified by segment	2,345	—	—	2,345	—%
Total	$20,874	$10,832	$(100)	$10,142	93.6%

Asset impairment and decommission costs increased by $10.0 million for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased  $10.1 million. These increases were primarily as a result of $7.5 million of additional impairment charges resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment resulting from increased lease terminations, including iDen related terminations,  a $1.3 million  increase in the impairment charge recorded on decommissioned towers, as well as an increase in write off and disposal costs related to our former corporate headquarters building for the six months ended June 30, 2016, as compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$258,149	$267,139	$—	$(8,990)	(3.4%)
International site leasing	56,658	63,470	(9,558)	2,746	4.3%
Total site leasing	$314,807	$330,609	$(9,558)	$(6,244)	(1.9%)
Site development	1,664	1,466	—	198	13.5%
Not identified by segment	3,053	2,155	—	898	41.7%
Total	$319,524	$334,230	$(9,558)	$(5,148)	(1.5%)

Depreciation, accretion, and amortization expense decreased  $14.7 million for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis,  depreciation, accretion, and amortization expense decreased  $5.1 million. These decreases were primarily due to a decrease in depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since January 1, 2015.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$186,733	$168,855	$—	$17,878	10.6%
International site leasing	(419)	18,399	(2,719)	(16,099)	(87.5%)
Total site leasing	$186,314	$187,254	$(2,719)	$1,779	1.0%
Site development	605	13,133	—	(12,528)	(95.4%)
Not identified by segment	(15,252)	(13,139)	—	(2,113)	16.1%
Total	$171,667	$187,248	$(2,719)	$(12,862)	(6.9%)

Domestic site leasing operating income increased  $17.9 million for the six months ended June 30, 2016, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and acquisition related adjustments and expenses, partially offset by increases in asset impairment and decommission costs and selling, general, and administrative expenses.

International site leasing operating income decreased  $18.8 million for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $16.1 million. These decreases were primarily due the $16.5 million Oi reserve recorded in the second quarter of 2016,  increases in acquisition related adjustments and expenses,  asset impairment and decommission costs, and depreciation, accretion, and amortization expense, partially offset by higher segment operating profit.

Site development operating income decreased  $12.5 million for the six months ended June 30, 2016, as compared to the prior year, primarily due to lower segment operating profit and increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$4,603	$1,008	$(946)	$4,541	450.5%
Interest expense	(167,486)	(156,562)	1	(10,925)	7.0%
Non-cash interest expense	(915)	(601)	—	(314)	52.2%
Amortization of deferred financing fees	(10,590)	(9,170)	—	(1,420)	15.5%
Other income (expense), net	93,275	(67,461)	160,962	(226)	0.3%
Total	$(81,113)	$(232,786)	$160,017	$(8,344)	3.6%

Interest income increased $3.6 million for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis, interest income increased  $4.5 million. These increases were primarily due to a higher amount of investments held and a higher average interest rate on those investments held as compared to the prior year period.

Interest expense increased  $10.9 million for the six months ended June 30, 2016, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, primarily resulting from the issuance of the 2015-1C Tower Securities in October 2015 and the 2015 Term Loan in June 2015, partially offset by the repayment of the 2012 Term Loan in November 2015 and a higher average balance outstanding on the revolving credit facility in the prior year period.

Other income (expense), net includes a $92.1 million gain on the remeasurement of intercompany loans for the six months ended June 30, 2016, while the prior year period included a $68.3 million loss.

Net Income (Loss):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$86,348	$(50,725)	$157,311	$(20,238)	39.9%

Net income (loss) increased  $137.1 million, for the six months ended June 30, 2016, as compared to the prior year. On a constant currency basis, net income (loss) decreased $20.2 million. These changes were primarily due to a decrease in operating income and other income (expense).

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates and the Oi reserve recorded in the second quarter of 2016.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period. We believe that excluding the Oi reserve, which represents a $16.5 million one-time bad debt provision for all amounts owed or potentially owed by Oi prior to the date of Oi’s June 2016 petition for judicial reorganization, provides management and investors the ability to better analyze our core results without the impact of what we believe is a non-recurring event.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 5.625% Senior Notes, 5.75% Senior Notes, and 2014 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$32,711	$28,305	$30,570	$(26,164)	(92.4%)
Non-cash straight-line leasing revenue	(8,775)	(13,218)	(546)	4,989	(37.7%)
Non-cash straight-line ground lease expense	9,794	8,523	(59)	1,330	15.6%
Non-cash compensation	8,893	8,213	(13)	693	8.4%
Other income	(47,376)	(15,507)	(31,662)	(207)	1.3%
Acquisition related adjustments and expenses	2,821	5,780	(116)	(2,843)	(49.2%)
Asset impairment and decommission costs	14,691	4,010	(95)	10,776	268.7%
Interest income	(2,737)	(715)	341	(2,363)	330.5%
Interest expense (1)	89,467	83,856	(2)	5,613	6.7%
Depreciation, accretion, and amortization	159,723	162,377	(2,943)	289	0.2%
Provision for taxes (2)	2,402	2,627	(8)	(217)	(8.3%)
Adjusted EBITDA	$261,614	$274,251	$(4,533)	$(8,104)
Oi reserve	16,498	—	—	16,498
Adjusted EBITDA net of the Oi reserve	$278,112	$274,251	$(4,533)	$8,394

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$86,348	$(50,725)	$157,311	$(20,238)	39.9%
Non-cash straight-line leasing revenue	(17,622)	(27,459)	(1,897)	11,734	(42.7%)
Non-cash straight-line ground lease expense	18,288	17,238	(194)	1,244	7.2%
Non-cash compensation	16,677	15,201	(33)	1,509	9.9%
Other (income) expense	(93,275)	67,461	(160,962)	226	0.3%
Acquisition related adjustments and expenses	6,003	7,119	(372)	(744)	(10.5%)
Asset impairment and decommission costs	20,874	10,832	(100)	10,142	93.6%
Interest income	(4,603)	(1,008)	946	(4,541)	450.5%
Interest expense (1)	178,991	166,333	(1)	12,659	7.6%
Depreciation, accretion, and amortization	319,524	334,230	(9,558)	(5,148)	(1.5%)
Provision for taxes (2)	5,062	6,047	(13)	(972)	(16.1%)
Adjusted EBITDA	$536,267	$545,269	$(14,873)	$5,871
Oi reserve	16,498	—	—	16,498
Adjusted EBITDA net of the Oi reserve	$552,765	$545,269	$(14,873)	$22,369

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $401 and $403 of franchise taxes for the three months ended June 30, 2016 and 2015, respectively, and $856 and $860 of franchise taxes for the six months ended June 30, 2016 and 2015, respectively,  reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA net of the Oi reserve increased  $3.9 million for the  three months ended June 30, 2016,  as compared to the prior year period. On a constant currency basis, adjusted EBITDA, net of the Oi reserve increased  $8.4 million. The increases were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by increases in selling, general, and administrative expenses and a  decrease in site development segment operating profit.

Adjusted EBITDA net of the Oi reserve increased  $7.5 million for the six months ended June 30, 2016, as compared to the prior year period. On a constant currency basis, adjusted EBITDA net of the Oi reserve increased  $22.4 million. The increases were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in site development segment operating profit.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2016	June 30, 2015

	(in thousands)
Cash provided by operating activities	$354,646	$375,532
Cash used in investing activities	(229,427)	(436,610)
Cash (used in) provided by financing activities	(124,300)	93,784
Increase in cash and cash equivalents	919	32,706
Effect of exchange rate changes on cash and cash equivalents	14,998	(2,303)
Cash and cash equivalents, beginning of the period	118,039	39,443
Cash and cash equivalents, end of the period	$133,956	$69,846

Operating Activities

Cash provided by operating activities was $354.6 million for the six months ended June 30, 2016 as compared to $375.5 million for the six months ended June 30, 2015. The decrease of $20.9 million was primarily due to increases in cash outflows associated with working capital changes, decreased site development segment operating profit, increased selling, general, and administrative expenses, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding, and the negative impact of changes in foreign currency exchange rates on cash flows from operating activities, partially offset by an increase in segment operating profit from domestic site leasing and international site leasing operating segments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months
	ended June 30,
	2016	2015

	(in thousands)
Acquisitions	$113,512	$263,369
Construction and related costs on new tower builds	34,692	55,104
Augmentation and tower upgrades	19,396	37,199
Land buyouts and other assets (1)	35,192	59,713
Refurbishment of headquarters building	—	10,174
Tower maintenance	14,049	13,925
General corporate	2,524	1,990
Total cash capital expenditures	$219,365	$441,474

(1)	Excludes $6.6 million and $8.7 million spent on ground lease extensions and term easements on land underlying our towers for the six months ended June 30, 2016 and 2015, respectively.

Subsequent to June 30, 2016, we acquired 12 completed towers and related assets and liabilities for $8.4 million in cash.

During all of 2016, inclusive of the capital expenditures made during the six months ended June 30, 2016, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.0 million to $37.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $295.0 million to $315.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the six months ended June 30, 2016, we borrowed $140.0 million and repaid $110.0 million under the Revolving Credit Facility. As of June 30, 2016, we had $30.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to June 30, 2016, we repaid the $30.0 million balance outstanding under the Revolving Credit Facility.

During the six months ended June 30, 2016,  we repurchased 1.5 million shares of our Class A common stock for $150.0 million at a weighted average price per share of $98.08.  As of the date of this filing, we had $550.0 million of repurchase authorization remaining under our $1.0 billion stock repurchase program.

On July 7, 2016, we, through our existing SBA Tower Trust, issued $700.0 million of 2.877% Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 2021 and a final maturity date of July 2046 (the “2016-1C Tower Securities”). Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes.

On August 1, 2016, we priced an offering of $1.1 billion of senior notes due 2024 (the “2016 Senior Notes”). We expect the closing of the 2016 Senior Notes to occur on August 15, 2016. The 2016 Senior Notes will have an interest coupon of 4.875% and will be issued at a price of 99.178% of their face value. We intend to use the net proceeds from the offering and cash on hand to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2016, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2016, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. The Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three and six months ended June 30, 2016, we borrowed $70.0 million and $140.0 million, respectively, and repaid $60.0 million and $110.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of June 30, 2016,  $30.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2016, we repaid the $30.0 million balance outstanding on the Revolving Credit Facility.

As of June 30, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2016, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2016,  we repaid $3.8 million and $7.5 million of principal on the 2014 Term Loan. As of June 30, 2016, the 2014 Term Loan had a principal balance of $1.47 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of June 30, 2016, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2016, we repaid $1.3 million and $2.5 million of principal on the 2015 Term Loan. As of June 30, 2016, the 2015 Term Loan had a principal balance of $495.0 million.

Secured Tower Revenue Securities

2010-2C Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010-2C Tower Securities”). The 2010-2C Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010-2C Tower Securities are April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). We incurred deferred financing fees of $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2010-2C Tower Securities.

On July 15, 2016, we repaid the full $550.0 million outstanding of the 2010-2C Tower Securities using net proceeds from the 2016-1C Tower Securities (described below).

2012-1C Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”) which have an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities is 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. We incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly.  We incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015-1C Tower Securities

On October 14, 2015, we, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. We have incurred deferred financing fees of $10.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, we, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 2021 and a final maturity date of July 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $9.2 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

Debt Covenants

As of June 30, 2016, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Senior Notes is due semi-annually on July 15 and January 15 of each year. We incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date. SBAC has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Senior Notes”). The 5.625% Senior Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Senior Notes is due semi-annually on April 1 and October 1 of each year. We incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date.

2014 Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. We incurred deferred financing fees of $11.6 million in relation to this transaction which are being amortized through the maturity date.

2016 Senior Notes

On August 1, 2016, we priced an offering of $1.1 billion of senior notes due September 1, 2024 (the “2016 Senior Notes”). We expect the closing of the 2016 Senior Notes to occur on August 15, 2016. The 2016 Senior Notes will accrue interest at a rate of 4.875% and will be issued at a price of 99.178% of par value. Interest on the 2016 Senior Notes will be due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. We intend to use the net proceeds from the offering and cash on hand to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

Debt Service

As of June 30, 2016, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of June 30, 2016 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes	$28,125
5.750% Senior Notes	46,000
2014 Senior Notes	36,563
2010-2C Tower Securities (1)	573,554
2012-1C Tower Securities	18,085
2013-1C Tower Securities	9,655
2013-2C Tower Securities	21,584
2013-1D Tower Securities	11,978
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,938
Revolving Credit Facility	3,159
2014 Term Loan	62,592
2015 Term Loan	21,027
Total debt service for next twelve months (2)	$899,399

(1)	On July 15, 2016, we repaid in full the 2010-2C Tower Securities with proceeds from the 2016-1C Tower Securities.
(2)

Our total debt service does not include any amounts for the 2016-1C Tower Securities issued July 7, 2016. Total debt service for the next twelve months related to the 2016-1C Tower Securities is $19.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes	$—	$—	$—	$500,000	$—	$—	$500,000	$516,250
5.750% Senior Notes	—	—	—	—	800,000	—	800,000	824,000
2014 Senior Notes	—	—	—	—	—	750,000	750,000	746,250
2010-2C Tower Securities (1)(2)	—	550,000	—	—	—	—	550,000	551,078
2012-1C Tower Securities (1)	—	610,000	—	—	—	—	610,000	612,025
2013-1C Tower Securities (1)	—	—	425,000	—	—	—	425,000	425,472
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	579,014
2013-1D Tower Securities (1)	—	—	330,000	—	—	—	330,000	335,514
2014-1C Tower Securities (1)	—	—	—	920,000	—	—	920,000	936,266
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	629,474
2015-1C Tower Securities (1)	—	—	—	—	500,000	—	500,000	510,350
Revolving Credit Facility	—	—	—	—	30,000	—	30,000	30,000
2014 Term Loan	7,500	15,000	15,000	15,000	15,000	1,402,500	1,470,000	1,457,137
2015 Term Loan	2,500	5,000	5,000	5,000	5,000	472,500	495,000	488,194
Total debt obligation	$10,000	$1,180,000	$775,000	$1,440,000	$1,350,000	$3,820,000	$8,575,000	$8,641,024

(1)	The anticipated repayment date and the final maturity date for the 2010-2C Tower Securities is April 11, 2017 and April 9, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2012-1C Tower Securities is December 11, 2017 and December 9, 2042, respectively.

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

(2)On July 15, 2016, the 2010-2C Tower Securities were repaid in full with proceeds from the 2016-1C Tower Securities.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil and Canada, and to a lesser extent, our markets in Central America. In each of these markets, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2016, approximately 11.0% of our revenues and approximately 14.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2016. As of June 30, 2016, the analysis indicated that such an adverse movement would have caused our revenues and operating income to fluctuate by approximately 0.9% and 2.9%, respectively, for the six months ended June 30, 2016.

As of June 30, 2016, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2016 would have resulted in approximately $43.0 million of unrealized gains or losses that would have been included in Other income (expense), net in our condensed consolidated statements of operations for the six months ended June 30, 2016.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, the demand for our towers, and the trends developing in our industry;

•	our beliefs regarding our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;
•

our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements, on an organic basis, in our domestic and international segments;

•

our expectation that customer activity will primarily be in the form of, in the current environment, amendments to current leases as wireless service providers seek to upgrade their antennas and, in the long-term, new leases as these providers continue to expand and upgrade their networks;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our expectations regarding foreign currency exchange rates;
•	our expectations regarding the churn rate of our non-iDEN tenant leases;
•	our expectations regarding the impact of the Oi reorganization;
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

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;
•	a decrease in demand for our towers;
•	the willingness and ability of Oi to continue to make payments to us in accordance with the terms of our contracts; and
•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2016. Based on such evaluation, such officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the second quarter of 2016

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

4/1/2016 - 4/30/2016	—	$—	—	$650,002,883
5/1/2016 - 5/31/2016	869,528	$97.43	869,528	$565,283,848
6/1/2016 - 6/30/2016	152,949	$99.91	152,949	$550,002,951
Total	1,022,477	$97.80	1,022,477	$550,002,951

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
*10.15

Amendment to Management Agreement, dated as of July 7, 2016, by and among SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA Towers USVI, Inc., SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA GC Towers, LLC, SBA Towers VII, LLC, SBA Towers V, LLC and SBA Towers VI, LLC, and SBA Network Management, Inc. and SBA Senior Finance, LLC.

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

SBA COMMUNICATIONS CORPORATION

August 9, 2016	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 9, 2016	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)