Form 10-Q
period 2016-09-30
SBA COMMUNICATIONS CORP
filed 2016-11-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 124,072,843  shares of Class A common stock as of October 31, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$165,225	$118,039
Restricted cash	552,473	25,353
Short-term investments	221	706
Accounts receivable, net	74,637	83,326
Costs and estimated earnings in excess of billings on uncompleted contracts	12,011	16,934
Prepaid expenses and other current assets	53,632	49,602
Total current assets	858,199	293,960
Property and equipment, net	2,780,112	2,782,353
Intangible assets, net	3,710,817	3,735,413
Other assets	566,594	501,254
Total assets	$7,915,722	$7,312,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$23,904	$27,105
Accrued expenses	60,474	63,755
Current maturities of long-term debt	515,876	20,000
Deferred revenue	94,502	97,083
Accrued interest	35,541	53,365
Other current liabilities	8,469	12,063
Total current liabilities	738,766	273,371
Long-term liabilities:
Long-term debt, net	8,515,392	8,432,070
Other long-term liabilities	330,626	313,683
Total long-term liabilities	8,846,018	8,745,753
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 124,297 and 125,743 shares issued and outstanding at September 30, 2016
and December 31, 2015, respectively	1,243	1,257
Additional paid-in capital	1,999,503	1,962,713
Accumulated deficit	(3,299,422)	(3,168,069)
Accumulated other comprehensive loss, net	(370,386)	(502,045)
Total shareholders' deficit	(1,669,062)	(1,706,144)
Total liabilities and shareholders' deficit	$7,915,722	$7,312,980

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Revenues:
Site leasing	$388,168	$371,993	$1,144,461	$1,112,182
Site development	23,151	38,742	72,159	119,351
Total revenues	411,319	410,735	1,216,620	1,231,533
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	86,354	81,346	255,609	243,298
Cost of site development	19,114	30,387	59,021	91,662
Selling, general, and administrative (1)(2)	32,255	27,872	110,326	86,017
Acquisition related adjustments and expenses	2,970	364	8,974	7,483
Asset impairment and decommission costs	2,305	63,353	23,180	74,185
Depreciation, accretion, and amortization	160,111	164,330	479,635	498,560
Total operating expenses	303,109	367,652	936,745	1,001,205
Operating income	108,210	43,083	279,875	230,328
Other income (expense):
Interest income	3,101	1,276	7,704	2,284
Interest expense	(83,426)	(81,877)	(250,913)	(238,439)
Non-cash interest expense	(585)	(449)	(1,500)	(1,051)
Amortization of deferred financing fees	(5,445)	(4,803)	(16,035)	(13,973)
Loss from extinguishment of debt, net	(34,512)	—	(34,512)	—
Other (expense) income, net	(1,139)	(111,250)	92,137	(178,710)
Total other expense	(122,006)	(197,103)	(203,119)	(429,889)
(Loss) income before provision for income taxes	(13,796)	(154,020)	76,756	(199,561)
Provision for income taxes	(1,574)	(1,926)	(5,780)	(7,112)
Net (loss) income	$(15,370)	$(155,946)	$70,976	$(206,673)
Net (loss) income per common share
Basic	$(0.12)	$(1.23)	$0.57	$(1.61)
Diluted	$(0.12)	$(1.23)	$0.56	$(1.61)
Weighted average number of common shares
Basic	124,604	127,170	125,041	128,397
Diluted	124,604	127,170	125,761	128,397

(1)

Includes non-cash compensation of $7,970 and $6,631 for the three months ended September 30, 2016 and 2015, respectively, and $24,440 and $21,604 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Includes the impact of the $16,498 Oi reserve for the nine months ended September 30, 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2016	2015	2016	2015
Net (loss) income	$(15,370)	$(155,946)	$70,976	$(206,673)
Foreign currency translation adjustments	(5,525)	(171,089)	131,659	(319,006)
Comprehensive (loss) income	$(20,895)	$(327,035)	$202,635	$(525,679)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2015	125,743	$1,257	$1,962,713	$(3,168,069)	$(502,045)	$(1,706,144)
Net income	—	—	—	70,976	—	70,976
Common stock issued in connection with
stock purchase/option plans	564	6	11,667	—	—	11,673
Non-cash compensation	—	—	25,123	—	—	25,123
Repurchase and retirement of common stock	(2,010)	(20)	—	(202,329)	—	(202,349)
Foreign currency translation adjustments	—	—	—	—	131,659	131,659
BALANCE, September 30, 2016	124,297	$1,243	$1,999,503	$(3,299,422)	$(370,386)	$(1,669,062)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months
	ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,976	$(206,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	479,635	498,560
Non-cash asset impairment and decommission costs	19,050	69,895
Non-cash compensation expense	24,752	21,903
Amortization of deferred financing fees	16,035	13,973
(Gain) loss on remeasurement of U.S. dollar denominated intercompany loan	(88,964)	180,422
Loss from extinguishment of debt, net	34,512	—
Other non-cash items reflected in the Statements of Operations (1)	17,020	(3,987)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(3,644)	24,242
Prepaid expenses and other assets	(29,883)	(52,928)
Accounts payable and accrued expenses	(4,263)	11,129
Accrued interest (2)	(31,887)	(13,994)
Other liabilities	10,842	(7,805)
Net cash provided by operating activities	514,181	534,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(191,402)	(408,711)
Capital expenditures	(104,320)	(162,311)
Other investing activities	(4,491)	4,291
Net cash used in investing activities	(300,213)	(566,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	290,000	770,000
Repayments under Revolving Credit Facility	(140,000)	(615,000)
Proceeds from Term Loans, net of fees	—	489,899
Repayment of Term Loans	(15,000)	(25,000)
Payments for settlement of common stock warrants	—	(150,874)
Repurchase and retirement of common stock, inclusive of fees	(202,349)	(400,064)
Payment of restricted cash to settle 5.625% Senior Notes (2)	(514,065)	—
Payment for the redemption of 5.75% Senior Notes	(825,795)	—
Proceeds from 2016 Senior Notes, net of fees	1,078,387	—
Payment for the redemption of 2010-2C Tower Securities	(550,000)	—
Proceeds from 2016-1C Tower Securities, net of fees	690,584	—
Other financing activities	7,707	9,552
Net cash (used in) provided by financing activities	(180,531)	78,513
Effect of exchange rate changes on cash and cash equivalents	13,749	(12,691)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,186	33,828
CASH AND CASH EQUIVALENTS:
Beginning of period	118,039	39,443
End of period	$165,225	$73,271

(1)	Includes the impact of the $16,498 Oi reserve recorded during the second quarter of 2016.
(2)	$14.1 million of accrued interest on the 5.625% Senior Notes is included in accrued interest above.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months
	ended September 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$268,997	$252,425
Income taxes	$8,133	$7,569

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$1,386	$2,627

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

Intercompany Loans

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $3.2 million loss and a $112.1 million loss on the remeasurement of intercompany loans for the three months ended September 30, 2016 and 2015, respectively, and an $89.0 million gain and a $180.4 million loss on the remeasurement of intercompany loans for the nine months ended September 30, 2016 and 2015, respectively.

On July 11, 2016, a wholly owned subsidiary of the Company repaid $22.5 million of the outstanding balance on the intercompany loan with Brazil Shareholder I, LLC, leaving a current outstanding balance of $433.3 million.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The standard indicates the Securities and Exchange Commission (the “Commission”) staff would not object to presenting debt issuance costs for a line of credit arrangement as an asset in the balance sheet. The Company adopted ASU 2015-15 effective January 1, 2016 and has elected to continue to present debt issuance costs for its Revolving Credit Facility as an asset on the accompanying Consolidated Balance Sheet.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which the Company adopted as of January 1, 2016. The standard simplifies several aspects of the accounting for shared-based payment transactions including accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or a liability, and classification on the Consolidated Statement of Cash Flows. The financial statement impact of adopting this standard was not material for all periods presented.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to decrease the diversity in practice in how certain cash receipts and cash payments are presented in the Consolidated Statement of Cash Flows. The standard requires that (1) cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities, (2) contingent consideration payments made soon after the acquisition date of a business combination be classified as cash outflows for investing activities, (3) contingent consideration payments not made soon after the acquisition date of a business combination be separated with cash payments up to the amount of the contingent consideration at the acquisition date be classified as financing activities and any excess be classified as operating activities. The standard is required to be applied retrospectively to each prior reporting period presented. The Company adopted ASU 2016-15 effective January 1, 2016. The financial statement impact of adopting this standard was not material for all periods presented.

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

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions was $3.8 million and $7.2 million as of September 30, 2016 and December 31, 2015, respectively. The maximum potential obligation related to the performance targets was $5.4 million and $10.2 million as of September 30, 2016 and December 31, 2015, respectively.

The following summarizes the activity of accrued earnouts:

	For the nine months ended September 30,
	2016	2015

	(in thousands)
Beginning balance	$7,230	$15,086
Additions	2,594	3,228
Payments	(3,914)	(3,608)
Change in estimate	(2,098)	(5,299)
Foreign currency translation adjustments	20	(588)
Ending balance	$3,832	$8,819

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

The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015

	(in thousands)
Asset impairment (1)	$6,673	$—	$14,138	$—
Impairment of fiber assets	—	56,733	—	56,733
Gain on sale of fiber assets (2)	(8,965)	—	(8,965)	—
Write off of carrying value of decommissioned towers	3,587	5,259	11,449	12,008
Other third party decommission costs	1,008	1,361	4,130	4,290
Write off and disposal of former corporate headquarters	—	—	2,346	1,154
Other disposal costs	2	—	82	—
Total asset impairment and decommission costs	$2,305	$63,353	$23,180	$74,185
(1)

Represents additional impairment charges resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment resulting from increased lease terminations.

(2)	Related to the sale of fiber assets acquired in the 2012 Mobilitie transaction which were impaired during the third quarter of 2015.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million in certificate of deposits as of December 31, 2015, and $0.2 million in Treasury securities as of September 30, 2016 and December 31, 2015. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of September 30, 2016, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.9 million. As of December 31, 2015,  the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.8 million and $0.9 million, respectively. These amounts are recorded in other assets in the accompanying Consolidated Balance Sheets.

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

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	September 30, 2016	December 31, 2015	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$24,049	$25,135	Restricted cash - current asset
Escrow account for payment of 5.625% Senior Notes	528,128	—	Restricted cash - current asset
Payment and performance bonds	296	218	Restricted cash - current asset
Surety bonds and workers compensation	3,233	3,227	Other assets - noncurrent
Total restricted cash	$555,706	$28,580

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

On September 30, 2016, the Company paid into escrow $528.1 million consisting of $500.0 million of principal, a $14.1 million call premium, and $14.1 million in accrued interest related to the redemption of the 5.625% Senior Notes. As of September 30, 2016, these amounts were recorded as restricted cash on the Consolidated Balance Sheet. On October 3, 2016, these funds were released from escrow and the 5.625% Senior Notes obligation was extinguished.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2016 and December 31, 2015, the Company had $39.0 million and $38.6 million in surety, payment and performance bonds, respectively, for which it was only required to post $0.5 million and $0.7 million in collateral, respectively. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2016 and December 31, 2015, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2016	December 31, 2015

	(in thousands)
Long-term investments	$7,953	$8,140
Prepaid land rent	185,204	158,176
Straight-line rent receivable	296,736	267,682
Deferred lease costs, net	30,542	30,577
Deferred financing fees, net	3,204	3,919
Other	42,955	32,760
Total other assets	$566,594	$501,254

5.ACQUISITIONS

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015

	(in thousands)
Towers and related intangible assets	$31,022	$76,475	$144,534	$358,675
Land buyouts and other assets (1)	11,676	9,154	46,868	50,036
Total cash acquisition capital expenditures	$42,698	$85,629	$191,402	$408,711

(1)

In addition, the Company paid $2.2 million and $4.0 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2016 and 2015, respectively, and paid $8.7 million and $12.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2016 and 2015, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the nine months ended September 30, 2016, the Company acquired 316 completed towers and related assets and liabilities for $144.5 million in cash consisting of $40.1 million of property and equipment, $104.2 million of intangible assets, and $0.2 million of working capital adjustments.

The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2016			As of December 31, 2015
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,114,556	$(1,332,478)	$2,782,078	$3,904,864	$(1,118,493)	$2,786,371
Network location intangibles	1,503,011	(574,272)	928,739	1,446,293	(497,251)	949,042
Intangible assets, net	$5,617,567	$(1,906,750)	$3,710,817	$5,351,157	$(1,615,744)	$3,735,413

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $93.6 million and $91.4 million for the three months ended September 30, 2016 and 2015, respectively, and $276.4 million and $273.5 million for the nine months ended September 30, 2016 and 2015, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	September 30, 2016	December 31, 2015

	(in thousands)
Towers and related components	$4,506,871	$4,370,664
Construction-in-process	37,754	32,730
Furniture, equipment, and vehicles	49,921	48,018
Land, buildings, and improvements	564,017	524,847
Total property and equipment	5,158,563	4,976,259
Less: accumulated depreciation	(2,378,451)	(2,193,906)
Property and equipment, net	$2,780,112	$2,782,353

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $66.4 million and $72.8 million for the three months ended September 30, 2016 and 2015, respectively, and $202.8 million and $224.9 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, non-cash capital expenditures that are included in accounts payable and accrued expenses were $6.0 million and $9.5 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	September 30, 2016	December 31, 2015

	(in thousands)
Costs incurred on uncompleted contracts	$35,736	$78,849
Estimated earnings	12,296	29,333
Billings to date	(36,287)	(95,055)
	$11,745	$13,127

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2016	December 31, 2015

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,011	$16,934
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(266)	(3,807)
	$11,745	$13,127

Eight significant customers comprised 87.1% and 95.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings at September 30, 2016 and December 31, 2015, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2016	December 31, 2015

	(in thousands)
Accrued earnouts	$3,832	$7,230
Salaries and benefits	11,915	14,253
Real estate and property taxes	10,123	7,899
Other	34,604	34,373
Total accrued expenses	$60,474	$63,755

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2016			December 31, 2015
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$514,250	$495,876	$500,000	$521,250	$494,955
5.750% Senior Notes	July 15, 2020	—	—	—	800,000	832,000	791,243
2014 Senior Notes	July 15, 2022	750,000	778,125	736,487	750,000	744,375	735,010
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,108,250	1,078,665	—	—	—
2010-2C Tower Securities	April 11, 2017	—	—	—	550,000	558,223	548,268
2012-1C Tower Securities	Dec. 11, 2017	610,000	611,275	606,416	610,000	611,879	604,229
2013-1C Tower Securities	April 10, 2018	425,000	424,647	422,347	425,000	416,959	421,099
2013-2C Tower Securities	April 11, 2023	575,000	579,974	567,286	575,000	565,541	566,523
2013-1D Tower Securities	April 10, 2018	330,000	334,521	327,893	330,000	332,676	326,918
2014-1C Tower Securities	Oct. 8, 2019	920,000	932,346	911,555	920,000	910,368	909,595
2014-2C Tower Securities	Oct. 8, 2024	620,000	628,488	612,441	620,000	608,084	611,853
2015-1C Tower Securities	Oct. 8, 2020	500,000	506,155	490,755	500,000	489,680	489,496
2016-1C Tower Securities	July 9, 2021	700,000	704,494	690,989	—	—	—
Revolving Credit Facility	Feb. 5, 2020	150,000	150,000	150,000	—	—	—
2014 Term Loan	Mar. 24, 2021	1,466,250	1,469,916	1,455,214	1,477,500	1,447,950	1,464,774
2015 Term Loan	June 10, 2022	493,750	492,516	485,344	497,500	486,306	488,107
Total debt		$9,140,000	$9,234,957	$9,031,268	$8,555,000	$8,525,291	$8,452,070
Less: current maturities of long-term debt				(515,876)			(20,000)
Total long-term debt, net of current maturities				$8,515,392			$8,432,070

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	$7,031	$—	$7,031	$—	$21,094	$—	$21,094	—
5.75% Senior Notes	5,494	—	11,500	—	28,494	—	34,500	—
2014 Senior Notes	9,141	173	9,141	165	27,422	513	27,422	488
2016 Senior Notes	6,852	117	—	—	6,852	117	—	—
2010-2C Tower Securities	1,098	—	7,058	—	15,213	—	21,173	—
2012-1C Tower Securities	4,529	—	4,525	—	13,596	—	13,588	—
2013 Tower Securities	10,804	—	10,804	—	32,413	—	32,413	—
2014 Tower Securities	12,785	—	12,785	—	38,354	—	38,354	—
2015-1C Tower Securities	3,985	—	—	—	11,954	—	—	—
2016-1C Tower Securities	4,808	—	—	—	4,808	—	—	—
Revolving Credit Facility	667	—	1,378	—	2,245	—	4,714	—
2012 Term Loan	—	—	1,135	—	—	—	3,384	—
2014 Term Loan	12,209	129	12,333	125	36,453	380	36,690	366
2015 Term Loan	4,111	166	4,153	159	12,275	490	5,101	197
Capitalized interest and other	(88)	—	34	—	(260)	—	6	—
Total	$83,426	$585	$81,877	$449	$250,913	$1,500	$238,439	$1,051

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

During the three and nine months ended September 30, 2016, the Company borrowed $150.0 million and $290.0 million, respectively, and repaid $30.0 million and $140.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2016,  $150.0 million was outstanding under the Revolving Credit Facility. As of September 30, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2016, the Company borrowed $20.0 million and repaid $50.0 million of the outstanding balance under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2012 Term Loan

The 2012 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $200.0 million that was to mature on May 9, 2017. The 2012 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranged from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranged from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior

Credit Agreement). The 2012 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which were being amortized through the maturity date. On November 18, 2015, the Company repaid the outstanding principal balance on the 2012 Term Loan.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2016, the 2014 Term Loan was accruing interest at 3.34% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2016, the Company repaid $3.8 million and $11.3 million of principal on the 2014 Term Loan. As of September 30, 2016, the 2014 Term Loan had a principal balance of $1.47 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2016, the 2015 Term Loan was accruing interest at 3.34% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2016, the Company repaid $1.3 million and $3.8 million of principal on the 2015 Term Loan. As of September 30, 2016, the 2015 Term Loan had a principal balance of $493.8 million.

Secured Tower Revenue Securities

2010-2C Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010-2C Tower Securities”). The 2010-2C Tower Securities had an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010-2C Tower Securities were April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The Company incurred deferred financing fees of  $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2010-2C Tower Securities.

On July 15, 2016, the Company repaid the full $550.0 million outstanding of the 2010-2C Tower Securities using net proceeds from the 2016-1C Tower Securities (defined below). Additionally, the Company wrote off $1.0 million of deferred financing fees related to the redemption of the 2010-2C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. The Company incurred deferred financing fees of $11.2 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company incurred deferred financing fees of $9.4 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

Debt Covenants

As of September 30, 2016, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

5.75% Senior Notes

On July 13, 2012, SBA Telecommunications, LLC (“Telecommunications”) issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrued interest at a rate of 5.75% and were issued at par. The Company incurred deferred financing fees of $14.0 million in relation to this transaction which were being amortized through the maturity date.

On August 15, 2016, the Company used proceeds from the 2016 Senior Notes (defined below) to redeem the full $800.0 million in aggregate principal amount of the 5.75% Senior Notes and to pay $25.8 million for the call premium and accrued interest on the redemption of the notes. Additionally, the Company wrote off $7.7 million of deferred financing fees related to the redemption of the notes. The call premium and the write off of deferred financing fees are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

SBA Communications Corporation (“SBAC”) is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBAC.  SBAC had fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Senior Notes”). The 5.625% Senior Notes accrued interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Senior Notes was due semi-annually on April 1 and October 1 of each year. The Company incurred deferred financing fees of $8.6 million in relation to this transaction which were being amortized through the maturity date.

On October 1, 2016, the Company redeemed the 5.625% Senior Notes in full. On October 3, 2016, the Company repaid $500.0 million in outstanding principal, $14.1 million related to the call premium on the early redemption of the notes, and $14.1 million in accrued interest.  Repayment was made using (1) the proceeds from the 2016 Senior Notes (defined below), (2) borrowings under the Revolving Credit Facility, and (3) cash on hand. In addition, the Company wrote off $4.1 million of deferred financing fees in connection with the extinguishment of the debt.

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

2016 Senior Notes

On August 15, 2016, the Company issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Company incurred deferred financing fees of $12.6 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of the Company’s 5.625% Senior Notes and pay the associated call premiums.

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

During the three months ended September 30, 2016, the Company repurchased 0.5 million shares of its Class A common stock for $52.3 million, at an average price per share of $108.63. During the nine months ended September 30, 2016, the Company repurchased 2.0 million shares of its Class A common stock for $202.4 million, at an average price per share of $100.61.

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

	For the nine months ended
	September 30,
	2016	2015

Risk free interest rate	1.11% - 1.43%	1.21% - 1.45%
Dividend yield	0.0%	0.0%
Expected volatility	20.0%	20.0%
Expected lives	4.7 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2016 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2015	3,794	$84.66
Granted	1,357	$96.64
Exercised	(572)	$44.74
Canceled	(98)	$105.11
Outstanding at September 30, 2016	4,481	$92.94	4.8	$98,486
Exercisable at September 30, 2016	1,666	$77.43	3.5	$60,961
Unvested at September 30, 2016	2,815	$102.11	5.6	$37,525

The weighted-average per share fair value of options granted during the nine months ended September 30, 2016 was $19.19. The total intrinsic value for options exercised during the nine months ended September 30, 2016 was $35.6 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2016:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2015	277	$97.14
Granted	137	$96.76
Vested	(114)	$84.43
Forfeited/canceled	(9)	$103.24
Outstanding at September 30, 2016	291	$101.74

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

On October 3, 2016, the Board of Directors authorized the Company to take all necessary steps to qualify as a real estate investment trust ("REIT") for tax purposes.  The Company intends to elect to be taxed as a REIT commencing with its taxable year ending December 31, 2016. The Company believes that it is operating in a manner that complies with the REIT rules as of January 1, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays and therefore not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders.  As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its taxable REIT subsidiaries (“TRSs”).  These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $1.2 billion as of December 31, 2015, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds.  The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.  The Company does not expect that it will be required to make any distribution of accumulated earnings and profits (commonly referred to as a “purging” dividend) in connection with its REIT conversion.

14.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s site leasing business includes two reportable segments, domestic site leasing and international site leasing. The Company’s business segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. The Company’s Chief Operating Decision Maker utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below.

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended September 30, 2016	(in thousands)
Revenues	$319,109	$69,059	$23,151	$—	$411,319
Cost of revenues (2)	65,353	21,001	19,114	—	105,468
Operating profit	253,756	48,058	4,037	—	305,851
Selling, general, and administrative	19,206	5,277	3,128	4,644	32,255
Acquisition related adjustments and expenses	335	2,635	—	—	2,970
Asset impairment and decommission costs	1,974	331	—	—	2,305
Depreciation, amortization and accretion	126,059	31,453	997	1,602	160,111
Operating income (loss)	106,182	8,362	(88)	(6,246)	108,210
Other expense (principally interest expense
and other income (expense))				(122,006)	(122,006)
Loss before provision for income taxes					(13,796)
Cash capital expenditures (3)	52,589	23,057	320	704	76,670

For the three months ended September 30, 2015
Revenues	$313,131	$58,862	$38,742	$—	$410,735
Cost of revenues (2)	63,587	17,759	30,387	—	111,733
Operating profit	249,544	41,103	8,355	—	299,002
Selling, general, and administrative	16,601	4,200	2,739	4,332	27,872
Acquisition related adjustments and expenses	253	111	—	—	364
Asset impairment and decommission costs	63,225	128	—	—	63,353
Depreciation, amortization and accretion	134,734	28,166	780	650	164,330
Operating income (loss)	34,731	8,498	4,836	(4,982)	43,083
Other expense (principally interest expense
and other income (expense))				(197,103)	(197,103)
Loss before provision for income taxes					(154,020)
Cash capital expenditures (3)	92,034	35,353	698	2,115	130,200

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the nine months ended September 30, 2016	(in thousands)
Revenues	$951,181	$193,280	$72,159	$—	$1,216,620
Cost of revenues (2)	196,027	59,582	59,021	—	314,630
Operating profit	755,154	133,698	13,138	—	901,990
Selling, general, and administrative (4)	55,141	30,727	9,960	14,498	110,326
Acquisition related adjustments and expenses	3,533	5,441	—	—	8,974
Asset impairment and decommission costs	19,359	1,476	—	2,345	23,180
Depreciation, amortization and accretion	384,208	88,111	2,661	4,655	479,635
Operating income (loss)	292,913	7,943	517	(21,498)	279,875
Other expense (principally interest expense
and other income (expense))				(203,119)	(203,119)
Income before provision for income taxes					76,756
Cash capital expenditures (3)	232,558	60,125	1,792	2,633	297,108

For the nine months ended September 30, 2015
Revenues	$926,442	$185,740	$119,351	$—	$1,231,533
Cost of revenues (2)	188,841	54,457	91,662	—	334,960
Operating profit	737,601	131,283	27,689	—	896,573
Selling, general, and administrative	51,069	12,157	7,475	15,316	86,017
Acquisition related adjustments and expenses	7,295	188	—	—	7,483
Asset impairment and decommission costs	73,781	404	—	—	74,185
Depreciation, amortization and accretion	401,873	91,636	2,246	2,805	498,560
Operating income (loss)	203,583	26,898	17,968	(18,121)	230,328
Other expense (principally interest expense
and other income (expense))				(429,889)	(429,889)
Loss before provision for income taxes					(199,561)
Cash capital expenditures (3)	479,129	78,427	3,429	12,664	573,649

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

	(in thousands)
Assets
As of September 30, 2016	$5,430,526	$1,808,082	$40,012	$637,102	$7,915,722
As of December 31, 2015	$5,587,476	$1,564,496	$56,631	$104,377	$7,312,980

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.
(4)	International site leasing includes the impact of the $16,498 Oi reserve for the nine months ended September 30, 2016.

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

The following table sets forth basic and diluted net income per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(15,370)	$(155,946)	$70,976	$(206,673)
Denominator:
Basic weighted-average shares outstanding	124,604	127,170	125,041	128,397
Dilutive impact of stock options and restricted shares	—	—	720	—
Diluted weighted-average shares outstanding	124,604	127,170	125,761	128,397
Net (loss) income per common share:
Basic	$(0.12)	$(1.23)	$0.57	$(1.61)
Diluted	$(0.12)	$(1.23)	$0.56	$(1.61)

For the three months ended September 30, 2016, all potential common stock equivalents, including 4.5 million shares of stock options outstanding and 0.3 million shares of restricted stock units outstanding, were excluded as the effect would be anti-dilutive.

For the nine months ended September 30, 2016, the diluted weighted average number of common shares outstanding excluded an additional 2.2 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the three and nine months ended September 30, 2015, all potential common stock equivalents, including 3.9 million shares of stock options outstanding and 0.3 million shares of restricted stock units outstanding, were excluded as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 98.5% of our total segment operating profit for the nine months ended September 30, 2016. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2016, we owned 25,878 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of September 30, 2016. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America.  As of September 30, 2016, we owned 15,845 towers in the United States and its territories and 10,033 towers in our international markets. Approximately 27% of our total towers are located in Brazil and less than 3% of our total towers are located in each of our other international markets.  We receive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Claro, Digicel, Oi S.A.,  and Telefonica. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Brazilian, Canadian, and Chilean operations, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency.

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

For any given tower, each of the above costs is relatively fixed over a monthly or an annual time period. As such, cost of site leasing revenue for owned towers does not generally increase as a result of adding additional customers to the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of September 30, 2016, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the nine months ended
	September 30,		September 30,

Segment operating profit as a percentage of total	2016	2015	2016	2015

Domestic site leasing	83.0%	83.5%	83.7%	82.3%
International site leasing	15.7%	13.7%	14.8%	14.6%
Total site leasing	98.7%	97.2%	98.5%	96.9%

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

Proposed REIT Conversion

On October 3, 2016, our Board of Directors authorized us to take all necessary steps to be subject to tax as a REIT for U.S. federal income tax purposes.  We believe that our business is currently operated in a manner that complies with the REIT rules, and as a result, we intend to make the election to be subject to tax as a REIT commencing with our taxable year ending December 31, 2016.  Because we believe our business is currently operated in a manner that complies with the REIT rules, no further reorganization of our operations is necessary to complete the REIT conversion.

A REIT is a corporation that qualifies for special treatment for U.S. federal income tax purposes because, among other things, it derives most of its income from real estate-based sources and makes a special election under the Code.  We intend to operate as a REIT that principally invests in, and derives most of its income from the ownership, operation and leasing of, towers.  As a REIT, we generally will be entitled to a deduction for dividends that we pay and therefore not subject to U.S. federal corporate income tax on that portion of our net income that we distribute to our shareholders.  As a REIT, we will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through taxable REIT subsidiaries (“TRSs”). These assets and operations currently consist primarily of our site development services and our international operations. Our international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. We may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on our assets and operations.  Our determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, our existing federal net operating losses (“NOLs”) of approximately $1.2 billion as of December 31, 2015, our financial condition, earnings, debt covenants, and other possible uses of such funds.  We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.  We do not expect that we will be required to make any distribution of accumulated earnings and profits (commonly referred to as a "purging" dividend) in connection with our REIT conversion.

In connection with this election, we propose to merge with and into SBA Communications REIT Corporation (“SBA REIT”), a Florida corporation and wholly owned subsidiary of SBA Communications Corporation (“SBAC”), which was specifically formed for the purpose of the merger.  Effective at the time of the merger, SBA REIT will be renamed “SBA Communications Corporation” and will hold, directly or indirectly through its subsidiaries, the assets currently held by SBAC and will conduct the existing businesses of SBAC and its subsidiaries.  Although the REIT rules do not require the completion of this merger, we intend to complete the merger to facilitate our compliance with the REIT rules by ensuring the effective adoption of certain REIT-related ownership limitations and transfer restrictions related to our capital stock, subject to approval by our shareholders.  On October 3, 2016, we filed with the Securities and Exchange Commission (the “Commission”) a preliminary proxy statement which provides information regarding the REIT conversion, the proposed merger and the special meeting, at which shareholders will be given the opportunity to vote on the merger.

See Note 13 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report and “Item 1A—Risk Factors” for additional information concerning the proposed REIT conversion.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$319,109	$313,131	$—	$5,978	1.9%
International site leasing	69,059	58,862	3,785	6,412	10.9%
Site development	23,151	38,742	—	(15,591)	(40.2%)
Total	$411,319	$410,735	$3,785	$(3,201)	(0.8%)
Cost of Revenues
Domestic site leasing	$65,353	$63,587	$—	$1,766	2.8%
International site leasing	21,001	17,759	1,302	1,940	10.9%
Site development	19,114	30,387	—	(11,273)	(37.1%)
Total	$105,468	$111,733	$1,302	$(7,567)	(6.8%)
Operating Profit
Domestic site leasing	$253,756	$249,544	$—	$4,212	1.7%
International site leasing	48,058	41,103	2,483	4,472	10.9%
Site development	4,037	8,355	—	(4,318)	(51.7%)

Revenues

Domestic site leasing revenues increased  $6.0 million for the three months ended September 30, 2016, as compared to the prior year, due to (i) revenues from 528 towers acquired and 90 towers built since July 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals in 2015 primarily related to Sprint’s iDEN network, which impacted our year-over-year growth rates during the first three quarters of 2016.

International site leasing revenues increased  $10.2 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $6.4 million. These increases were primarily due to (i) revenues from 305 towers acquired and 391 towers built since July 1, 2015, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented approximately 12% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues decreased $15.6 million for the three months ended September 30, 2016, as compared to the prior year, as a result of a decrease in the volume of work performed, particularly as it related to Sprint.

Operating Profit

Domestic site leasing segment operating profit increased  $4.2 million for the three months ended September 30, 2016, as compared to the prior year, primarily due to additional operating profit generated by (i) towers acquired and built since July 1, 2015 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $7.0 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis,  international site leasing segment operating profit increased $4.5 million. These changes were primarily due to additional operating profit generated by towers acquired and built since July 1, 2015 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased  $4.3 million for the three months ended September 30, 2016,  as compared to the prior year, primarily due to a decrease in the volume of work performed, particularly as it related to Sprint.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Total	$32,255	$27,872	$234	$4,149	14.9%

Selling, general, and administrative expenses increased  $4.4 million for the three months ended September 30, 2016, as compared to the prior year.  On a constant currency basis, selling, general, and administrative expenses increased  $4.1 million. These increases  were primarily as a result of increases  in bad debt expense, legal fees, non-cash compensation, personnel, salaries, benefits, and other support costs due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$335	$253	$—	$82	32.4%
International site leasing	2,635	111	123	2,401	2,163.1%
Total	$2,970	$364	$123	$2,483	682.1%

Acquisition related adjustments and expenses increased  $2.6 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $2.5 million. These increases  were primarily as a result of an increase in the number of acquisitions and integration related expenses, as well as changes in our estimated pre-acquisition contingencies as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,974	$63,225	$—	$(61,251)	(96.9%)
International site leasing	331	128	8	195	152.3%
Total	$2,305	$63,353	$8	$(61,056)	(96.4%)

Asset impairment and decommission costs decreased  $61.1  million, on an actual and constant currency basis, for the three months ended September 30, 2016, as compared to the prior year.  This  decrease  was primarily as a result of a $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction, a  $9.0 million gain on the sale of fiber assets recorded in the current year period, and a  $1.7 million decrease in the impairment charge recorded on decommissioned towers for the three months ended September 30, 2016, partially offset by a $6.7 million increase in impairment charges resulting from our analysis that the future cash flows would not recover the carrying value of the investment resulting largely from Sprint lease terminations experienced in 2015.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$126,059	$134,734	$—	$(8,675)	(6.4%)
International site leasing	31,453	28,166	1,757	1,530	5.4%
Total site leasing	$157,512	$162,900	$1,757	$(7,145)	(4.4%)
Site development	997	780	—	217	27.8%
Not identified by segment	1,602	650	—	952	146.5%
Total	$160,111	$164,330	$1,757	$(5,976)	(3.6%)

Depreciation, accretion, and amortization expense decreased $4.2 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $6.0 million. These changes were primarily due to a decrease in depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since July 1, 2015.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$106,182	$34,731	$—	$71,451	205.7%
International site leasing	8,362	8,498	361	(497)	(5.8%)
Total site leasing	$114,544	$43,229	$361	$70,954	164.1%
Site development	(88)	4,836	—	(4,924)	(101.8%)
Not identified by segment	(6,246)	(4,982)	—	(1,264)	25.4%
Total	$108,210	$43,083	$361	$64,766	150.3%

Domestic site leasing operating income increased  $71.5 million for the three months ended September 30, 2016, as compared to the prior year, primarily due to decreases in asset impairment and decommission costs and depreciation, accretion, and amortization expense and higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

International site leasing operating income decreased $0.1 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $0.5 million. These decreases were primarily due to increases in acquisition related adjustments and expenses, depreciation, accretion, and amortization, and selling, general, and administrative expenses, partially offset by higher segment operating profit.

Site development operating income decreased  $4.9 million for the three months ended September 30, 2016, as compared to the prior year, primarily due to lower segment operating profit and increases in depreciation, accretion, and amortization expenses and selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$3,101	$1,276	$174	$1,651	129.4%
Interest expense	(83,426)	(81,877)	—	(1,549)	1.9%
Non-cash interest expense	(585)	(449)	—	(136)	30.3%
Amortization of deferred financing fees	(5,445)	(4,803)	—	(642)	13.4%
Loss from extinguishment of debt, net	(34,512)	—	—	(34,512)	—%
Other income (expense), net	(1,139)	(111,250)	109,310	801	(0.7%)
Total	$(122,006)	$(197,103)	$109,484	$(34,387)	17.4%

Interest income increased  $1.8 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis, interest income increased  $1.7 million. These increases were primarily due to a higher amount of interest bearing deposits held as compared to the prior year period.

Interest expense increased $1.5 million, on an actual and constant currency basis, for the three months ended September 30, 2016, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, primarily resulting from the issuance of the 2015-1C Tower Securities (defined below) in October 2015, the 2016-1C Tower Securities (defined below) in July 2016,  and the 2016 Senior Notes (defined below) in August 2016, partially offset by the repayment of the 2012 Term Loan in November 2015, the 2010-2C Tower Securities (defined below) in July 2016, and the 5.75% Senior Notes (defined below) in August 2016, and a lower average balance outstanding on the Revolving Credit Facility in the current year period.

Loss from extinguishment of debt increased  $34.5 million for the three months ended September 30, 2016, as compared to the prior year, due to the payment of a $25.8 million call premium and accrued interest on the redemption of the 5.75% Senior Notes, the write off of $7.7 million in deferred financing fees related to the 5.75% Senior Notes, and the write off of $1.0 million in deferred financing fees related to the redemption of the 2010-2C Tower Securities.

Other income (expense), net includes a  $3.2 million loss on the remeasurement of intercompany loans for the three months ended September 30, 2016, while the prior year period included a  $112.1 million loss.

Net Loss:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net loss	$(15,370)	$(155,946)	$109,843	$30,733	(19.7%)

Net loss decreased $140.6 million for the three months ended September 30, 2016, as compared to the prior year. On a constant currency basis, net loss decreased $30.7 million. These changes were primarily due to  an increase in operating income, partially offset by an increase in loss from extinguishment of debt, net.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$951,181	$926,442	$—	$24,739	2.7%
International site leasing	193,280	185,740	(17,120)	24,660	13.3%
Site development	72,159	119,351	—	(47,192)	(39.5%)
Total	$1,216,620	$1,231,533	$(17,120)	$2,207	0.2%
Cost of Revenues
Domestic site leasing	$196,027	$188,841	$—	$7,186	3.8%
International site leasing	59,582	54,457	(5,964)	11,089	20.4%
Site development	59,021	91,662	—	(32,641)	(35.6%)
Total	$314,630	$334,960	$(5,964)	$(14,366)	(4.3%)
Operating Profit
Domestic site leasing	$755,154	$737,601	$—	$17,553	2.4%
International site leasing	133,698	131,283	(11,156)	13,571	10.3%
Site development	13,138	27,689	—	(14,551)	(52.6%)

Revenues

Domestic site leasing revenues increased  $24.7 million for the nine months ended September 30, 2016, as compared to the prior year, due to (i) revenues from 872 towers acquired and 171 towers built since January 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals in 2015 primarily related to Sprint’s iDEN network, which impacted our year-over-year growth rates during the first three quarters of 2016.

International site leasing revenues increased  $7.5 million for the nine months ended September 30, 2016, as compared to the prior year.   On a constant currency basis,  international site leasing revenues increased  $24.7 million. These changes were primarily due to (i) revenues from 337 towers acquired and 534 towers built since January 1, 2015,  (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented approximately 11% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues decreased  $47.2 million for the nine months ended September 30, 2016, as compared to the prior year, as a result of a  decrease in the volume of work performed, particularly as it related to Sprint.

Operating Profit

Domestic site leasing segment operating profit increased  $17.6 million for the nine months ended September 30, 2016, as compared to the prior year, primarily due to additional operating profit generated by (i) towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $2.4 million for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $13.6 million. These changes were primarily due to towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased $14.6 million for the nine months ended September 30, 2016,  as compared to the prior year, primarily due to a decrease in the volume of work performed, particularly as it related to Sprint.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Total	$110,326	$86,017	$(657)	$24,966	29.0%

Selling, general, and administrative expenses increased $24.3 million for the nine months ended September 30, 2016,  as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $25.0 million. These increases were primarily as a result of the $16.5 million Oi reserve recorded in the second quarter of 2016 and increases in bad debt expense,  non-cash compensation, personnel, salaries, benefits, and other support costs due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,533	$7,295	$—	$(3,762)	(51.6%)
International site leasing	5,441	188	(248)	5,501	2,926.1%
Total	$8,974	$7,483	$(248)	$1,739	23.2%

Acquisition related adjustments and expenses increased  $1.5 million for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $1.7 million. These increases were primarily as a result of changes in our estimated pre-acquisition contingencies as compared to the prior year period, partially offset by a decrease in the number of acquisitions and integration related expenses as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$19,359	$73,781	$—	$(54,422)	(73.8%)
International site leasing	1,476	404	(92)	1,164	288.1%
Total site leasing	$20,835	$74,185	$(92)	$(53,258)	(71.8%)
Not identified by segment	2,345	—	—	2,345	—%
Total	$23,180	$74,185	$(92)	$(50,913)	(68.6%)

Asset impairment and decommission costs decreased by $51.0 million for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs decreased  $50.9 million. These decreases were primarily as a result of a $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction, a  $9.0 million gain on the sale of fiber assets recorded in the current year period, a $0.6 million  decrease in the impairment charge recorded on decommissioned towers, partially offset by  a $14.1 million increase in impairment charges resulting from our analysis that the future cash flows would not recover the carrying value of the investment resulting from Sprint lease terminations experienced in 2015 and an increase in write off and disposal costs related to our former corporate headquarters building for the nine months ended September 30, 2016.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$384,208	$401,873	$—	$(17,665)	(4.4%)
International site leasing	88,111	91,636	(7,802)	4,277	4.7%
Total site leasing	$472,319	$493,509	$(7,802)	$(13,388)	(2.7%)
Site development	2,661	2,246	—	415	18.5%
Not identified by segment	4,655	2,805	—	1,850	66.0%
Total	$479,635	$498,560	$(7,802)	$(11,123)	(2.2%)

Depreciation, accretion, and amortization expense decreased  $18.9 million for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis,  depreciation, accretion, and amortization expense decreased  $11.1 million. These decreases were primarily due to a decrease in depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since January 1, 2015.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$292,913	$203,583	$—	$89,330	43.9%
International site leasing	7,943	26,898	(2,357)	(16,598)	(61.7%)
Total site leasing	$300,856	$230,481	$(2,357)	$72,732	31.6%
Site development	517	17,968	—	(17,451)	(97.1%)
Not identified by segment	(21,498)	(18,121)	—	(3,377)	18.6%
Total	$279,875	$230,328	$(2,357)	$51,904	22.5%

Domestic site leasing operating income increased  $89.3 million for the nine months ended September 30, 2016, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs,  depreciation, accretion, and amortization expense, and acquisition related adjustments and expenses, partially offset by an increase in selling, general, and administrative expenses.

International site leasing operating income decreased  $19.0 million for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $16.6 million. These decreases were primarily due to the $16.5 million Oi reserve recorded in the second quarter of 2016,  increases in acquisition related adjustments and expenses,  depreciation, accretion, and amortization expense, and asset impairment and decommission costs, partially offset by higher segment operating profit.

Site development operating income decreased  $17.5 million for the nine months ended September 30, 2016, as compared to the prior year, primarily due to lower segment operating profit and increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$7,704	$2,284	$(771)	$6,191	271.1%
Interest expense	(250,913)	(238,439)	2	(12,476)	5.2%
Non-cash interest expense	(1,500)	(1,051)	—	(449)	42.7%
Amortization of deferred financing fees	(16,035)	(13,973)	—	(2,062)	14.8%
Loss from extinguishment of debt, net	(34,512)	—	—	(34,512)	—%
Other income (expense), net	92,137	(178,710)	270,272	575	(0.3%)
Total	$(203,119)	$(429,889)	$269,503	$(42,733)	9.9%

Interest income increased $5.4 million for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis, interest income increased  $6.2 million. These increases were primarily due to a higher amount of interest bearing deposits held as compared to the prior year period.

Interest expense increased  $12.5 million, on an actual and constant currency basis, for the nine months ended September 30, 2016, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, primarily resulting from the issuance of the 2015 Term Loan (defined below) in June 2015, the 2015-1C Tower Securities (defined below) in October 2015, the 2016-1C Tower Securities (defined below) in July 2016, and the 2016 Senior Notes (defined below) in August 2016, partially offset by the repayment of the 2012 Term Loan in November 2015, the 2010-2C Tower Securities (defined below) in July 2016, and the 5.75% Senior Notes (defined below) in August 2016, and a lower average balance outstanding under the Revolving Credit Facility in the current year period.

Loss from extinguishment of debt increased  $34.5 million for the nine months ended September 30, 2016, as compared to the prior year, due to the payment of a $25.8 million call premium and accrued interest on the redemption of the 5.75% Senior Notes, the write off of $7.7 million in deferred financing fees related to the 5.75% Senior Notes, and the write off of $1.0 million in deferred financing fees related to the redemption of the 2010-2C Tower Securities.

Other income (expense), net includes an $89.0 million gain on the remeasurement of intercompany loans for the nine months ended September 30, 2016, while the prior year period included a $180.4 million loss.

Net Income (Loss):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$70,976	$(206,673)	$267,157	$10,492	(5.1%)

Net income (loss) increased  $277.6 million, for the nine months ended September 30, 2016, as compared to the prior year. On a constant currency basis, net income (loss) increased $10.5 million. These changes were primarily due to an increase in operating income, partially offset by increases in loss from extinguishment of debt, net and interest expense.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2014 Senior Notes and 2016 Senior Notes (defined below). Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net loss	$(15,370)	$(155,946)	$109,843	$30,733	(19.7%)
Non-cash straight-line leasing revenue	(7,334)	(11,642)	329	3,979	(34.2%)
Non-cash straight-line ground lease expense	8,323	8,555	33	(265)	(3.1%)
Non-cash compensation	8,076	6,702	18	1,356	20.2%
Loss from extinguishment of debt, net	34,512	—	—	34,512	—%
Other income	1,139	111,250	(109,310)	(801)	(0.7%)
Acquisition related adjustments and expenses	2,970	364	123	2,483	682.1%
Asset impairment and decommission costs	2,305	63,353	8	(61,056)	(96.4%)
Interest income	(3,101)	(1,276)	(174)	(1,651)	129.4%
Interest expense (1)	89,456	87,129	—	2,327	2.7%
Depreciation, accretion, and amortization	160,111	164,330	1,757	(5,976)	(3.6%)
Provision for taxes (2)	2,123	2,369	2	(248)	(10.5%)
Adjusted EBITDA	$283,210	$275,188	$2,629	$5,393

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$70,976	$(206,673)	$267,157	$10,492	(5.1%)
Non-cash straight-line leasing revenue	(24,955)	(39,101)	(1,568)	15,714	(40.2%)
Non-cash straight-line ground lease expense	26,610	25,794	(161)	977	3.8%
Non-cash compensation	24,752	21,903	(15)	2,864	13.1%
Loss from extinguishment of debt, net	34,512	—	—	34,512	—%
Other (income) expense	(92,137)	178,710	(270,272)	(575)	(0.3%)
Acquisition related adjustments and expenses	8,974	7,483	(248)	1,739	23.2%
Asset impairment and decommission costs	23,180	74,185	(92)	(50,913)	(68.6%)
Interest income	(7,704)	(2,284)	771	(6,191)	271.1%
Interest expense (1)	268,448	253,463	(2)	14,987	5.9%
Depreciation, accretion, and amortization	479,635	498,560	(7,802)	(11,123)	(2.2%)
Provision for taxes (2)	7,185	8,415	(11)	(1,219)	(14.5%)
Adjusted EBITDA	$819,476	$820,455	$(12,243)	$11,264
Oi reserve	16,498	—	—	16,498
Adjusted EBITDA net of the Oi reserve	$835,974	$820,455	$(12,243)	$27,762

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $549 and $443 of franchise and gross receipts taxes for the three months ended September 30, 2016 and 2015, respectively, and $1,405 and $1,303 of franchise and gross receipts taxes for the nine months ended September 30, 2016 and 2015, respectively,  reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased  $8.0 million for the three months ended September 30, 2016, as compared to the prior year period. On a constant currency basis, adjusted EBITDA increased  $5.4 million. The increases were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in site development segment operating profit.

Adjusted EBITDA net of the Oi reserve increased  $15.5 million for the nine months ended September 30, 2016, as compared to the prior year period. On a constant currency basis, adjusted EBITDA net of the Oi reserve increased  $27.8 million. The increases were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in site development segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBAC is a holding company with no business operations of its own. SBAC’s only significant asset is 100% of the outstanding capital stock of SBA Telecommunications, LLC (“Telecommunications”), which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2016	September 30, 2015

	(in thousands)
Cash provided by operating activities	$514,181	$534,737
Cash used in investing activities	(300,213)	(566,731)
Cash (used in) provided by financing activities	(180,531)	78,513
Increase in cash and cash equivalents	33,437	46,519
Effect of exchange rate changes on cash and cash equivalents	13,749	(12,691)
Cash and cash equivalents, beginning of the period	118,039	39,443
Cash and cash equivalents, end of the period	$165,225	$73,271

Operating Activities

Cash provided by operating activities was $514.2 million for the nine months ended September 30, 2016 as compared to $534.7 million for the nine months ended September 30, 2015. The decrease of $20.6 million was primarily due to increases in cash outflows associated with working capital changes, decreased site development segment operating profit, increased selling, general, and administrative expenses, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding and the payment of accrued interest associated with the redemption of the 5.625% Senior Notes, and the negative impact of changes in foreign currency exchange rates on cash flows from operating activities, partially offset by an increase in segment operating profit from domestic site leasing and international site leasing operating segments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months
	ended September 30,
	2016	2015

	(in thousands)
Acquisitions	$144,535	$358,675
Construction and related costs on new tower builds	51,487	76,688
Augmentation and tower upgrades	28,201	48,693
Land buyouts and other assets (1)	46,867	50,036
Refurbishment of headquarters building	—	12,288
Tower maintenance	21,125	21,363
General corporate	3,507	3,279
Total cash capital expenditures	$295,722	$571,022

(1)	Excludes $8.7 million and $12.7 million spent on ground lease extensions and term easements on land underlying our towers for the nine months ended September 30, 2016 and 2015, respectively.

During all of 2016, inclusive of the capital expenditures made during the nine months ended September 30, 2016, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.6 million to $33.6 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $346.1 million to $356.1 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the nine months ended September 30, 2016, we borrowed $290.0 million and repaid $140.0 million under the Revolving Credit Facility. As of September 30, 2016, we had $150.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to September 30, 2016, we borrowed $20.0 million and repaid $50.0 million of the outstanding balance under the Revolving Credit Facility.

During the nine months ended September 30, 2016, we repurchased 2.0 million shares of our Class A common stock for $202.4 million at a weighted average price per share of $100.61.

On July 7, 2016, we, through our existing SBA Tower Trust, issued $700.0 million of 2.877% Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. Additionally, we wrote off $1.0 million of deferred financing fees related to the redemption of the 2010-2C Tower Securities.

On August 15, 2016, we issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

On August 15, 2016, we used proceeds from the 2016 Senior Notes to redeem the full $800.0 million in aggregate principal amount of the 5.75% Senior Notes and to pay $25.8 million for the call premium and accrued interest on the redemption of the notes. Additionally, we wrote off $7.7 million of deferred financing fees related to the redemption of the notes.

On October 1, 2016, we redeemed the 5.625% Senior Notes in full. On October 3, 2016, we repaid $500.0 million in outstanding principal, $14.1 million related to the call premium on the early redemption of the notes, and $14.1 million in accrued interest.  Repayment was made using (1) the proceeds from the 2016 Senior Notes,  (2) borrowings under the Revolving Credit Facility, and (3) cash on hand. In addition, we wrote off $4.1 million of deferred financing fees in connection with the extinguishment of the debt.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2016, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2016, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three and nine months ended September 30, 2016, we borrowed $150.0 million and $290.0 million, respectively, and repaid $30.0 million and $140.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2016,  $150.0 million was outstanding under the Revolving Credit Facility. As of September 30, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2016, we borrowed $20.0 million and repaid $50.0 million of the outstanding balance under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2012 Term Loan

The 2012 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $200.0 million that was to mature on May 9, 2017. The 2012 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranged from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranged from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). The 2012 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which were being amortized through the maturity date. On November 18, 2015, we repaid the outstanding principal balance on the 2012 Term Loan.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2016, the 2014 Term Loan was accruing interest at 3.34% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2016,  we repaid $3.8 million and $11.3 million of principal on the 2014 Term Loan. As of September 30, 2016, the 2014 Term Loan had a principal balance of $1.47 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2016, the 2015 Term Loan was accruing interest at 3.34% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2016, we repaid $1.3 million and $3.8 million of principal on the 2015 Term Loan. As of September 30, 2016, the 2015 Term Loan had a principal balance of $493.8 million.

Secured Tower Revenue Securities

2010-2C Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010-2C Tower Securities”). The 2010-2C Tower Securities had an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010-2C Tower Securities were April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). We incurred deferred financing fees of $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2010-2C Tower Securities.

On July 15, 2016, we repaid the full $550.0 million outstanding of the 2010-2C Tower Securities using net proceeds from the 2016-1C Tower Securities. Additionally, we wrote off $1.0 million of deferred financing fees related to the redemption of the 2010-2C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2015-1C Tower Securities

On October 14, 2015, we, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. We incurred deferred financing fees of $11.2 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, we, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046. The fixed interest rate of the 2016-1C

Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $9.4 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

Debt Covenants

As of September 30, 2016, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrued interest at a rate of 5.75% and were issued at par. We incurred deferred financing fees of $14.0 million in relation to this transaction which were being amortized through the maturity date.  SBAC had fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

On August 15, 2016, we used proceeds from the 2016 Senior Notes to redeem the full $800.0 million in aggregate principal amount of the 5.75% Senior Notes and to pay $25.8 million for the call premium and accrued interest on the redemption of the notes. Additionally, we wrote off $7.7 million of deferred financing fees related to the redemption of the notes. The call premium and the write off of deferred financing fees are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

SBAC is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBAC.  SBAC had fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Senior Notes”). The 5.625% Senior Notes accrued interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Senior Notes was due semi-annually on April 1 and October 1 of each year. We incurred deferred financing fees of $8.6 million in relation to this transaction which were being amortized through the maturity date.

On October 1, 2016, we redeemed the 5.625% Senior Notes in full. On October 3, 2016, we repaid $500.0 million in outstanding principal, $14.1 million related to the call premium on the early redemption of the notes, and $14.1 million in accrued interest.  Repayment was made using (1) the proceeds from the 2016 Senior Notes, (2) borrowings under the Revolving Credit Facility, and (3) cash on hand. In addition, we wrote off $4.1 million of deferred financing fees in connection with the extinguishment of the debt.

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

2016 Senior Notes

On August 15, 2016, we issued $1.1 billion of unsecured senior notes due September 1, 2024. The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. We incurred deferred financing fees of $12.6 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

Debt Service

As of September 30, 2016, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2016 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes (1)	$528,126
2014 Senior Notes	36,563
2016 Senior Notes	53,625
2012-1C Tower Securities	18,085
2013-1C Tower Securities	9,655
2013-2C Tower Securities	21,584
2013-1D Tower Securities	11,978
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
Revolving Credit Facility	5,800
2014 Term Loan	62,800
2015 Term Loan	21,097
Total debt service for next twelve months	$856,752

(1)

On October 1, 2016, we redeemed in full the $500.0 million outstanding on the 5.625% Senior Notes and on October 3, 2016, used proceeds from the 2016 Senior Notes, borrowings under the Revolving Credit Facility, and cash on hand to pay the principal, a $14.1 million call premium on the redemption of the notes, and $14.1 million in accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes (1)	$500,000	$—	$—	$—	$—	$—	$500,000	$514,250
2014 Senior Notes	—	—	—	—	—	750,000	750,000	778,125
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,108,250
2012-1C Tower Securities (2)	—	610,000	—	—	—	—	610,000	611,275
2013-1C Tower Securities (2)	—	—	425,000	—	—	—	425,000	424,647
2013-2C Tower Securities (2)	—	—	—	—	—	575,000	575,000	579,974
2013-1D Tower Securities (2)	—	—	330,000	—	—	—	330,000	334,521
2014-1C Tower Securities (2)	—	—	—	920,000	—	—	920,000	932,346
2014-2C Tower Securities (2)	—	—	—	—	—	620,000	620,000	628,488
2015-1C Tower Securities (2)	—	—	—	—	500,000	—	500,000	506,155
2016-1C Tower Securities (2)	—	—	—	—	—	700,000	700,000	704,494
Revolving Credit Facility	—	—	—	—	150,000	—	150,000	150,000
2014 Term Loan	3,750	15,000	15,000	15,000	15,000	1,402,500	1,466,250	1,469,916
2015 Term Loan	1,250	5,000	5,000	5,000	5,000	472,500	493,750	492,516
Total debt obligation	$505,000	$630,000	$775,000	$940,000	$670,000	$5,620,000	$9,140,000	$9,234,957

(1)

On October 1, 2016, we redeemed in full the $500.0 million outstanding on the 5.625% Senior Notes and on October 3, 2016, used proceeds from the 2016 Senior Notes, borrowings under the Revolving Credit Facility, and cash on hand to pay the principal.

(2)	The anticipated repayment date and the final maturity date for the 2012-1C Tower Securities is December 11, 2017 and December 9, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

The anticipated repayment date and the final maturity date for the 2013-1D Tower Securities are April 10, 2018 and April 9, 2043, respectively.

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

The anticipated repayment date and the final maturity date for the 2016-1C Tower Securities is July 9, 2021 and July 10, 2046, respectively.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to refinance our debt at commercially reasonable rates, if at all, and (2) the impact of interest rate movements on our 2014 Term Loan and 2015 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil,  Canada, and Chile,  and to a lesser extent, our markets in Central America. In each of these markets, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, and Chile, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2016, approximately 11.4% of our revenues and approximately 15.0% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2016. As of September 30, 2016, the analysis indicated that such an adverse movement would have caused our revenues and operating income to fluctuate by approximately 1.0% and 2.8%, respectively, for the nine months ended September 30, 2016.

As of September 30, 2016, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2016 would have resulted in approximately $43.4 million of unrealized gains or losses that would have been included in other income (expense), net in our Consolidated Statement of Operations for the nine months ended September 30, 2016.

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

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our ability to qualify and to remain qualified as a REIT and the timing of such qualification;
•	our belief that our business is currently operated in a manner that complies with the REIT rules;
•	our belief that we will not be required to make an earnings and profits distribution in order to qualify as a REIT;
•	our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;
•	our expectations regarding the use of NOLs to reduce REIT taxable income;
•	our expectations regarding foreign currency exchange rates;
•	our expectations regarding the churn rate of our non-iDEN tenant leases;
•	our expectations regarding the impact of the Oi reorganization;
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

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;
•	a decrease in demand for our towers;
•	the willingness and ability of Oi to continue to make payments to us in accordance with the terms of our contracts;
•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants;
•	our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules;
•	our ability to utilize available NOLs to reduce REIT taxable income; and
•

our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future REIT taxable income.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2016. Based on such evaluation, such officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Complying with the REIT requirements may cause us to liquidate assets or hinder our ability to pursue otherwise attractive asset acquisition opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, to qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including towers and certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (for taxable years beginning on or before December 31, 2017) or 20% (for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets.

In addition to the asset tests set forth above, to qualify and be subject to tax as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our shareholders. Our determination as to the timing or amount of future dividends will be based on a number of factors, including investment opportunities around our core business and the availability of our existing NOLs. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income (after the application of available NOLs, if any), we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code. These distribution requirements could hinder our ability to pursue otherwise attractive asset acquisition opportunities. Furthermore, our ability to compete for acquisition opportunities in domestic and international markets may be adversely affected if we need, or require, the target company to comply with certain REIT requirements. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code. If we fail to qualify as a REIT or fail to remain qualified as a REIT, to the extent we have REIT taxable income and have utilized our NOLs, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Our Board of Directors has authorized us to take all necessary steps for SBAC to be subject to tax as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2016. We received an opinion of our special REIT tax counsel with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion represents only the view of such counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

If we fail to qualify as a REIT in any taxable year, to the extent we have REIT taxable income and have utilized our NOLs, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate assets to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.

We may be required to borrow funds, sell assets, or raise equity to satisfy our REIT distribution requirements.

From time to time, we may generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings, to enable us to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and our leverage, decrease our Adjusted Funds From Operations per share or require us to distribute amounts that would otherwise be invested in future acquisitions or stock repurchases.

Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, or expansion initiatives, which would increase our total leverage. Furthermore, compliance with the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.

Covenants specified in our current and future debt instruments may limit our ability to make required REIT distributions.

The Senior Credit Agreement, the mortgage loan agreement related to our securitization transactions and the indentures governing our 2014 Senior Notes and 2016 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the Senior Credit Agreement, our subsidiaries may make distributions to us to satisfy our REIT distribution requirements and additional amounts to distribute up to 100% of our REIT taxable income, so long as SBA Senior Finance II’s ratio of Consolidated Total Debt to Annualized Borrower EBITDA does not exceed 6.5 times for any fiscal quarter. In addition, under the mortgage loan agreement related to our securitization transactions, or Securitization, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. Finally, while the indentures governing the 2014 Senior Notes and the 2016 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2014 Senior Notes or the 2016 Senior Notes, as applicable, have not otherwise been accelerated.

If these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax, and potentially the nondeductible 4% excise tax, on the retained amounts.

Our payment of cash distributions in the future is not guaranteed and the amount of any future cash distributions may fluctuate, which could adversely affect the value of our Class A common stock.

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). We estimate that we had approximately $1.2 billion in NOLs as of December 31, 2015. We may, at our discretion, use these NOLs to offset our REIT taxable income, and thus the required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. We currently expect that we will utilize available NOLs to reduce all or a portion of our REIT taxable income and therefore we may not initially make any distributions, which may adversely affect the market value of our Class A common stock.

The amount of future distributions will be determined, from time to time, by the Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases, when we believe our stock price is below its intrinsic value. The actual timing and amount of distributions will be as determined and declared by the Board of Directors and will depend on, among other factors, our NOLs, our financial condition, earnings, debt covenants and other possible uses of such funds. Consequently, our future distribution levels may fluctuate.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and would have potential deferred and contingent tax liabilities.

We may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease our earnings and our available cash.

Our TRS assets and operations also will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our available cash. We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2016, which is based on the fair market value of those assets in excess of our tax basis in those assets as of January 1, 2016. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

Our use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of our assets, or causes the fair market value of our TRS securities alone to represent more than 25% (for taxable years beginning on or before December 31, 2017) or 20% (for taxable years beginning after December 31, 2017) of the value of our total assets, in each case, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

We do not have any experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

While we believe that we are currently operating in a manner that complies with the REIT rules, we have not actually operated as a REIT previously. Our pre-REIT operating experience may not be sufficient to enable us to operate successfully as a REIT. In addition, we will be required to implement substantial control systems and procedures in order to maintain our status as a REIT. As a result, we may incur additional legal, accounting and other expenses that we have not previously incurred, which could be significant, and our management and other personnel may need to devote additional time to comply with these rules and regulations and controls required for continued compliance with the Code. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical combined consolidated financial statements may not be indicative of our future costs and performance as a REIT. If our performance is adversely affected, it could affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations.

The current market price of our Class A common stock may not be indicative of the market price of our Class A common stock following the REIT conversion.

The current market price of our Class A common stock may not be indicative of how the market will value our Class A common stock following the REIT conversion because of the change in our organization from a taxable C corporation to a REIT. Although we do not currently anticipate commencing distributions until a future date, the stock price of REIT securities have historically been affected by changes in market interest rates as investors evaluate the annual yield from distributions on the entity’s common stock as compared to yields on other financial instruments. In addition, the market price of our Class A common stock in the future may be affected by general market conditions (as the price of the our Class A common stock currently is) and will be potentially affected by the economic and market perception of REIT securities.

As a REIT, we will no longer be eligible to be included in the NASDAQ 100 Index; therefore, those index funds that invest in the equity of NASDAQ 100 companies will be required to sell our shares and not purchase them in the future, which could have an adverse effect on the volatility and market price of our Class A common stock.

As of the date of this filing, SBAC is included in the NASDAQ 100 Index.  On October 3, 2016, our Board of Directors authorized us to take all necessary steps to qualify as a REIT for U.S. federal income tax purposes.  We intend to elect to be taxed as a REIT commencing with our taxable year ending on December 31, 2016.  One of the eligibility criteria for the NASDAQ 100 Index is that the company is not a financial company.  As a REIT, we would be considered a financial company, even though our business model will not change in connection with the REIT conversion, and therefore we will no longer be eligible to be included in the NASDAQ 100 Index.  As a result, those index funds that invest in NASDAQ 100 companies will be required to sell shares of our Class A common stock and not purchase them in the future.  In addition, other non-index funds that use inclusion on the NASDAQ 100 Index as a component of their investment criteria may be required to sell and no longer be able to invest in our Class A common stock.  We do not know how many shares of our Class A common stock are held by these index and non-index funds.  The sales of significant amounts of shares of our Class A common stock or the perception in the market that this will occur could have an adverse effect on the volatility and market price of our Class A common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Concentration of Credit Risk

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

On June 20, 2016, Oi, S.A. (“Oi”), our largest customer in Brazil, filed a petition for judicial reorganization in Brazil. For the year ended December 31, 2015, Oi comprised approximately 8% of our total site leasing revenue and for the nine months ended September 30, 2016, Oi comprised approximately 7% of our total site leasing revenue. Due to the uncertainty surrounding the recoverability of amounts owed by Oi prior to the date of Oi’s petition, we recorded a $16.5 million bad debt provision during the second quarter of 2016 relating to amounts owed or potentially owed by Oi as of the filing date. While we continue to do business with Oi under our contracts with it in the ordinary course and Oi has stated its intentions to continue normal operations during its judicial reorganization, we cannot assure you that Oi will continue to be willing or able to continue to make payments to us in accordance with the terms of our contracts. Judicial reorganization in Brazil requires the agreement of certain creditors, for which there can be no assurance. If Oi is unable to successfully reorganize, it may be forced to liquidate. If Oi is unable or unwilling to reorganize in a manner that continues to provide us anticipated payments in accordance with our contracts, it could materially decrease our revenues and adversely affect our financial condition.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the nine months ended	For the year ended December 31,
Percentage of Total Revenues	September 30, 2016	2015	2014	2013

AT&T Wireless (1)	25.8%	24.2%	23.0%	20.5%
T-Mobile (2)	17.0%	16.0%	15.5%	17.3%
Sprint (3)	16.3%	19.6%	23.4%	25.0%
Verizon Wireless	15.1%	13.8%	12.0%	11.3%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the nine months ended	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	September 30, 2016	2015	2014	2013

AT&T Wireless (1)	32.6%	31.9%	30.1%	25.5%
Sprint (3)	19.9%	22.3%	25.6%	30.9%
T-Mobile (2)	19.7%	19.0%	19.2%	20.2%
Verizon Wireless	18.1%	16.3%	14.4%	13.3%

	For the nine months ended	For the year ended December 31,
Percentage of International Site Leasing Revenue	September 30, 2016	2015	2014	2013

Oi S.A.	44.1%	48.8%	44.3%	6.3%
Telefonica	26.4%	24.7%	28.8%	44.2%
Digicel	4.5%	4.6%	4.9%	11.2%

	For the nine months ended	For the year ended December 31,
Percentage of Site Development Revenue	September 30, 2016	2015	2014	2013

T-Mobile (2)	27.7%	17.6%	8.5%	8.4%
Verizon Wireless	16.7%	14.8%	10.1%	4.8%
Sprint (3)	12.2%	28.5%	36.7%	1.5%
Ericsson, Inc.	5.2%	15.3%	16.8%	34.5%

(1)	Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).
(2)	Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.
(3)	Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2016

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2016 - 7/31/2016	—	$—	—	$550,002,951
8/1/2016 - 8/31/2016	—	$—	—	$550,002,951
9/1/2016 - 9/30/2016	481,573	$108.63	481,573	$497,690,881
Total	481,573	$108.63	481,573	$497,690,881

(1)

On June 4, 2015, we announced a new $1.0 billion stock repurchase plan.  This plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion. Shares purchased will be retired. This plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

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

SBA COMMUNICATIONS CORPORATION

November 9, 2016	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 9, 2016	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)