Form 10-K
period 2016-12-31
SBA COMMUNICATIONS CORP
filed 2017-03-01
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-16853

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13.3 billion as of June 30, 2016.

The number of shares outstanding of the Registrant’s common stock (as of February 21, 2017): Class A common stock — 120,977,227

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2016, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftop, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our primary business line is our site leasing business, which contributed 98.7% of our total segment operating profit for the year ended December 31, 2016. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2016, we owned 26,197 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential sites, approximately 500 of which were revenue producing as of December 31, 2016. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America.

In October 2016, we announced our intention to take the necessary steps to qualify as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes.  We refer to this as the REIT conversion.  We believe that our business has been operated in a manner that complies with the REIT rules since January 1, 2016, and as a result, we intend to make the election to be subject to tax as a REIT commencing with our taxable year ending December 31, 2016.  Because we believe our business is currently operated in a manner that complies with the REIT rules, no further reorganization of our operations is necessary to complete the REIT conversion.  As part of the REIT conversion, effective January 13, 2017, we completed the merger with our predecessor that was approved by our shareholders at a special meeting held on January 12, 2017. As a result of the merger, we now hold, directly or indirectly through our subsidiaries, the assets held by our predecessor prior to the merger and conduct the existing businesses of our predecessor and its subsidiaries.  Although the REIT rules do not require the completion of this merger, we completed the merger to facilitate our compliance with the REIT rules by ensuring the effective adoption of certain REIT-related ownership limitations and transfer restrictions related to our capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—REIT Conversion” for more information.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Sprint, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. Our site leasing business generates substantially all of our total segment operating profit, representing 96.3% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2016, we owned  15,922 sites in the United States and its territories.  For the year ended December 31, 2016, we generated 82.8% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from AT&T, T-Mobile, Sprint, and Verizon Wireless. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at each individual site.  In the United States, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually. As of December 31, 2016, (1) no U.S. state or territory included more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2016.

International Site Leasing

We continue to focus on growing our international site leasing business through the acquisition and development of towers. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. As of December 31, 2016, we owned

10,275 towers in our international markets, including Canada, Central America, and South America.  Approximately 28% of our total towers are located in Brazil and less than 3% of our total towers are located in each of our other international markets (each country is considered a market).  We derive international site leasing revenues primarily from Oi S.A., Telefonica, Claro, and TIM. Our operations in these countries are solely in the site leasing business, and we expect to continue to expand operations through acquisitions and new builds.

In Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar fixed rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. In Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.  Tenant leases in South America typically provide for a fixed rental amount and a pass-through charge for the underlying ground lease rent.  Our ground leases in Canada, Central America and South America generally have similar terms and conditions as those in the United States, except that the annual escalators in our South American ground leases are based on a cost of living index. Our operations in Central America and Ecuador are primarily denominated in United States Dollars, while our operations in Canada and the remainder of South America are denominated in local currencies.

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

The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks, (ii) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (iii) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments. Since we first entered the Central and South American markets, we have built or acquired 10,003 towers as of December 31, 2016 and continue to expand in these markets to respond to growing demand.

We consider various factors when identifying a market for our international expansion, including:

•

Country analysis – We consider the country’s economic and political stability, and whether the country’s general business, legal and regulatory environment is conducive to the sustainability and growth of our business.

•

Market potential – We analyze the expected demand for wireless services, and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur.

•

Risk adjusted return criteria – We consider whether buying or building towers in a country, and providing our management and leasing services, will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market (for example, the impact of foreign currency exchange rates, real estate, permitting, and taxation risks), and how our expansion meets our long-term strategic objectives for the region and our business generally.

In our new build program, we construct tower structures (1) in locations that are strategically chosen by us or (2) under build-to-suit arrangements. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, market, and project offices. The market offices are responsible for all site development operations.

For financial information about our operating segments, please see Note 18 of our Consolidated Financial Statements included in this Form 10-K.

Industry Developments

We believe that growing wireless traffic (particularly data and video), the deployment of additional spectrum, and technology advancements will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of towers that they utilize and additions or changes to the equipment they deploy at existing towers. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•

As wireless data traffic continues to grow, carriers are investing to increase the capacity of their networks; and we believe that the continued capacity increases will require our customers to add additional cell sites and additional new equipment at current cell sites.

•

Spectrum licensed by the Federal Communications Commission (the “FCC”) has enabled continued network development. We expect the deployment of currently fallow spectrum and the availability of additional spectrum through a government auction anticipated to be completed in 2017 to drive continued network development in the U.S.

•

Consumers are increasing their demand for wireless connectivity due to expansion of wireless data applications, such as video, mobile apps and games, web browsing, email and social networking, and continued wireline to wireless migration. Wireless devices such as smartphones, tablets, laptops, and other emerging and embedded devices continue to trend toward being more bandwidth-intensive. As a result, according to industry estimates, global mobile data traffic will grow at an approximately 47% compound annual growth rate from 2016 to 2021 and will grow at a rate three times faster than non-mobile data traffic over the same period.

•

Consumers list network quality as a key contributor when terminating or changing service. To decrease subscriber churn rate, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. We expect U.S. wireless carriers to continue to expend capital for the foreseeable future in order to continue to improve their networks.

We believe that the world-wide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of additional demand for tower space from our customers, which we believe will translate into steady leasing growth for us.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease, or, in very limited circumstances, such as in a customer bankruptcy, cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology (e.g. iDEN). The long-term and repetitive nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending. Key elements of our strategy include:

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers can be achieved at a low incremental cost. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2016, we had an average of 1.8 tenants per tower structure.

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

Controlling our Underlying Land Positions. We have purchased and/or entered into perpetual easements or long-term leases for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2016, approximately 72% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 33 years. As of December 31, 2016, approximately 6.2% of our tower structures had ground leases maturing in the next 10 years.

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

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local, or private operators. Internationally, we service all the major service providers in Canada, Central America, and South America.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2016	2015	2014

AT&T Wireless (1)	25.7%	24.2%	23.0%
T-Mobile	17.0%	16.0%	15.5%
Sprint	16.1%	19.6%	23.4%
Verizon Wireless	15.2%	13.8%	12.0%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

In addition to the Big 4 wireless carriers (AT&T, T-Mobile, Sprint, and Verizon Wireless), we  have also provided services or leased space to a number of customers including:

Cable & Wireless	Ericsson, Inc.	SouthernLinc
Cellular South	ICE	TIM
Claro	NII Holdings	Telefonica
CNT	Mastec	U.S. Cellular
Digicel	Oi S.A.

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

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) the national independent tower companies including American Tower Corporation and Crown Castle International, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, utility poles, and electric transmission towers. American Tower and Crown Castle have significantly more towers than we do, which could provide them a competitive advantage in negotiating with wireless service providers. Furthermore, these entities generally have greater financial resources than we do which may provide them with a competitive advantage in connection with the acquisition of material tower portfolios. However, we believe that tower location and capacity have been and will continue to be the most significant competitive factors affecting the site leasing business. Other competitive factors are quality of service to our tenants and price.

International Site Leasing – Our competition consists of wireless service providers that own and operate their own tower networks, large national and regional independent tower companies, and alternative facilities such as rooftop, outdoor and indoor DAS networks, billboards, utility poles, and electric transmission towers.

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

Employees

Our corporate offices are located in our headquarters in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. As of December 31, 2016, we had 1,241 employees of which 253 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 82.8% of our total site leasing revenue for the year ended December 31, 2016, both the FCC and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations, which were amended in 2014, govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site: compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2016, we had 955 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $8.7 million of annual revenue. By comparison, as of December 31, 2015, we had 697 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $6.6 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed under executed contracts. As of December 31, 2016, we had approximately $26.0 million of contractually committed revenue as compared to approximately $30.7 million as of December 31, 2015.

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

 ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results, ability to service our indebtedness, and stock price could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar, or acquired technologies may be discontinued. In connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint), the combined companies have rationalized duplicative parts of their networks, and, in the case of Sprint, the Nextel iDEN network was discontinued, which has led and may continue to lead to the non-renewal of certain leases on our towers. During 2013, Sprint acquired Clearwire Communications and T-Mobile acquired MetroPCS, and in 2014, AT&T acquired Leap Wireless (Cricket Wireless). These consolidations have led and may also lead to additional non-renewal of certain of our tower leases. If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., these consolidations could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results and our ability to service our indebtedness. These risks could be exacerbated due to changes in governmental policy that may favor industry consolidation.

In addition, the market price of our Class A common stock may be affected by the economic and market perception of the announcement or consummation of wireless service provider customer consolidations and their impact on our future operating results.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our deficit. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2016 and 2015.

	As of December 31,
	2016	2015

	(in thousands)
Total principal amount of indebtedness	$8,875,000	$8,555,000
Shareholders' deficit	$(1,995,921)	$(1,706,144)

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. For example, on July 7, 2016, we, through a New York common law trust, issued $700.0 million aggregate principal amount of Tower Securities, and on August 15, 2016, we issued $1.1 billion of unsecured senior notes.

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

•we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including share repurchases, tower acquisition and new build capital expenditures, or to satisfy our REIT distribution requirements;

•we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have a material adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions, share repurchases, or other opportunities and to satisfy our REIT distribution requirements.

In addition, fluctuations in market interest rates or changes in central bank monetary policy may increase interest expense relating to our floating rate indebtedness, which we expect to incur pursuant to our Revolving Credit Facility and Term Loans, and may make it difficult to refinance our existing indebtedness at a commercially reasonable rate or at all. There is no guarantee that the future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

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

On June 20, 2016, Oi, S.A. (“Oi”), our largest customer in Brazil, filed a petition for judicial reorganization in Brazil. For the year ended December 31, 2016, Oi comprised approximately 7.5% of our total site leasing revenue. Due to the uncertainty surrounding the recoverability of amounts owed by Oi prior to the date of Oi’s petition, we recorded a $16.5 million bad debt provision during the second quarter of 2016 relating to amounts owed or potentially owed by Oi as of the petition date. While we continue to do business with Oi under our contracts in the ordinary course and Oi has stated its intentions to continue normal operations during its judicial reorganization, we cannot assure you that Oi will continue to be willing or able to continue to make payments to us in accordance with the terms of our contracts. Judicial reorganization in Brazil requires the agreement of certain creditors, for which there can be no assurance. If Oi is unable to successfully reorganize, it may be forced to liquidate. If Oi is unable or unwilling to reorganize in a manner that continues to provide us anticipated payments in accordance with our contracts, it could materially decrease our revenues and adversely affect our financial condition.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2016	2015	2014

AT&T Wireless (1)	25.7%	24.2%	23.0%
T-Mobile	17.0%	16.0%	15.5%
Sprint	16.1%	19.6%	23.4%
Verizon Wireless	15.2%	13.8%	12.0%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2016	2015	2014

AT&T Wireless (1)	32.7%	31.9%	30.1%
Sprint	19.8%	22.3%	25.6%
T-Mobile	19.6%	19.0%	19.2%
Verizon Wireless	18.2%	16.3%	14.4%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2016	2015	2014

Oi S.A.	43.9%	48.8%	44.3%
Telefonica	26.4%	24.7%	28.8%

	For the year ended December 31,
Percentage of Site Development Revenue	2016	2015	2014

T-Mobile	28.4%	17.6%	8.5%
Verizon Wireless	16.5%	14.8%	10.1%
Sprint	11.7%	28.5%	36.7%
Ericsson, Inc.	5.0%	15.3%	16.8%

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

We have business operations in Canada, Central America, and South America.  Our operations in Central America and Ecuador are primarily denominated in United States dollars, while our operations in Canada and the remainder of South America are denominated in local currencies.  Our foreign currency denominated revenues and expenses are translated into United States dollars at applicable exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2016, approximately 16.3% of our total cash site leasing revenue was generated by our international operations, of which 11.6% was generated in non-U.S. dollar currencies, including 10.8% which was denominated in Brazilian Real. The exchange rates between our foreign currencies and the United States Dollar have fluctuated significantly recently and may continue to do so in the future.  For example, the Brazilian Real has historically been subject to substantial volatility and weakened 5.5% when comparing the average  rate for the years ended December 31, 2016 and 2015.  This trend has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the United States dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have an intercompany loan agreement which permits one of our Brazilian entities to borrow amounts up to $750.0 million. As of December 31, 2016, the outstanding balance under this agreement was $433.3 million. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real, our results of operations would be adversely affected. For the years ended December 31, 2016 and 2015, we recorded  a $90.0 million gain and a $178.9 million loss, respectively, on remeasurement of the intercompany loan due to changes in foreign currency exchange rates.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. In addition, the land underlying the 2,113 towers we acquired in 2013 from Oi, one of Brazil’s largest telecommunications providers, is subject to a concession from the Federal Republic of Brazil that expires in 2025.  At the end of the term, the Brazilian government will have the right to (i) renew the concession upon newly negotiated terms or (ii) terminate the concession and take possession of the land and the tower on such land.  Although Oi has entered into a non-terminable lease with us for 35 years, if the concession is not renewed, our site leasing revenue from co-located tenants would terminate prior to the end of such lease. For the year ended December 31, 2016, we generated 12.0% of our total international site leasing revenue from these 2,113 towers of which 7.4% related to Oi and 4.6% represented revenue from co-located tenants.

As of December 31, 2016, the average remaining life under our ground leases, including renewal options under our control, was approximately 33 years, and approximately 6.2% of our tower structures have ground leases maturing in the next 10 years.  Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer’s business model may reduce the demand for our wireless infrastructure. In addition, as customers deploy increased capital to the development and implementation of new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site cellular architecture that is the basis of substantially all of our site leasing business. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Further, a customer may decide to no longer outsource wireless infrastructure or otherwise change its business model. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer’s business model may negatively impact our revenues or otherwise have a material adverse effect on us.

Increasing competition may negatively impact our ability to grow our communication site portfolio long term.

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available in the U.S. and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. For example, in 2016, we passed on more U.S. acquisitions than we did in 2015 due to asset quality, price, or lease terms. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than we do.  Finally, competition regulations, domestically and internationally, may limit our ability to acquire certain portfolios or apply to us differently than they apply to our competitors.  As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

Our ability to build new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification.  With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds, domestically and internationally, than anticipated, the costs of constructing these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2017. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Central America, and South America, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were approximately 16.2% during the year ended December 31, 2016, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

Additional revenue growth on our towers other than through contractual escalators comes directly from additional investment by our wireless service provider customers in their networks. If consumers significantly reduce their minutes of use or data usage, or fail to widely adopt and use wireless data applications, our wireless service provider customers could experience a decrease in demand for their services. Regardless of consumer demand, each wireless service provider customer must have substantial capital resources and capabilities to build out their wireless networks, including licenses for spectrum. In addition, our wireless service customers have engaged in increased use of network sharing, roaming or resale arrangements. As a result of all of the above, wireless service providers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, acquisitions which would be material in the aggregate may exacerbate the risks inherent with our growth strategy, such as (i) an adverse impact on our overall profitability if the acquired towers do not achieve the projected financial results, (ii) unanticipated costs associated with the acquisitions that may impact our results of operations for a period, (iii) increased demands on our cash resources that may, among other things, impact our ability to explore other opportunities, (iv) undisclosed and assumed liabilities that we may be unable to recover, (v) increased vulnerability to general economic conditions, (vi) an adverse impact on our existing customer relationships, (vii) additional expenses and exposure to new regulatory, political and economic risks if such acquisitions were in new jurisdictions and (viii) diversion of managerial attention.

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

There can be no assurances that 3G, 4G, including long-term evolution (“LTE”), advanced wireless service in the 1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz bands (the “AWS-3” bands), or other new wireless technologies such as 5G will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G in the United States experienced delays from the original projected timelines of the wireless and broadcast industries, and continued deployment of 4G could experience delays. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated, particularly in certain of our international markets. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. Some of our competitors, such as (1) U.S. and international wireless carriers that allow co-location on their towers and (2) large independent tower companies, have been, and based on recent consolidations continue to be, substantially larger and have greater financial resources than we do. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

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

The indentures governing the 2014 Senior Notes and the 2016 Senior Notes, the Senior Credit Agreement, and the mortgage loan underlying the Tower Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each instrument limit our ability to:

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

Additionally, the mortgage loan relating to our Tower Securities contains financial covenants that require that the borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage ratio, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the borrowers. The funds in the reserve account will not be released to the borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter.

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 2014 Senior Notes and 2016 Senior Notes and funds to be utilized for stock repurchases, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We have not traditionally been profitable and may incur losses in the future.

In 2016, we were profitable; however, in 2015 and 2014, we were not profitable. The following chart shows the net income (losses) we incurred for the periods indicated:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Net income (loss)	$76,238	$(175,656)	$(24,295)

During 2015 and 2014, our losses were principally due to depreciation, amortization, and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), and losses from the extinguishment of debt. In addition, in 2015, our loss included remeasurement losses related to a foreign currency denominated intercompany loan.

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

Our towers are subject to damage from natural disasters and other unforeseen events.

Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes or may collapse for any number of reasons, including structural deficiencies. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance, subject to loss limits and deductibles, to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a significant number of our towers, could require us to incur significant expenditures and may have a material adverse effect on our operations or financial condition and may harm our reputation.

To the extent that we are not able to meet our contractual obligations to our customers, due to a natural disaster or other catastrophic circumstances, our customers may not be obligated or willing to pay their lease expenses; however, we may be required to continue paying our fixed expenses related to the affected tower, including ground lease expenses. If we are unable to meet our contractual obligations to our customers for a material portion of our towers, our operations could be materially and adversely affected.

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

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax benefits, including from our use of NOLs or other tax attributes, are challenged successfully by a taxing authority, we may be required to pay additional taxes or penalties, or make additional distributions, which could have a material adverse effect on our business, results of operations and financial condition.

Our issuance of equity securities and other associated transactions may trigger a future ownership change which may negatively impact our ability to utilize NOLs in the future.

The issuance of equity securities and other associated transactions may increase the chance that we will have a future ownership change under Section 382 of the Internal Revenue Code of 1986. We may also have a future ownership change, outside of our control, caused by future equity transactions by our current shareholders. Depending on our market value at the time of such future ownership change, an ownership change under Section 382 could negatively impact our ability to utilize our NOLs and could result in us having to make additional cash distributions.

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

Risks Related to Our Status as a REIT

Complying with the REIT requirements may cause us to liquidate assets or hinder our ability to pursue otherwise attractive asset acquisition opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, to qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including towers and certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary (“TRS”) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (for taxable years beginning on or before December 31, 2017) or 20% (for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2016,  $1.1 billion of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited. We currently expect that we will utilize available NOLs to reduce all or a portion of our REIT taxable income and therefore we may not initially make any distributions, which may adversely affect the market value of our Class A common stock.

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

Our Board’s ability to revoke our REIT qualification, without shareholder approval, may cause adverse consequences to our shareholders.

Our articles of incorporation provide that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders, if any, in computing our taxable income, and to the extent we have taxable income and have utilized our NOLs, we will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our shareholders.

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

The historical market price of our Class A common stock may not be indicative of the market price of our Class A common stock following the REIT conversion.

The historical market price of our Class A common stock may not be indicative of how the market values our Class A common stock following our REIT conversion because of the change in our organization from a taxable C corporation to a REIT. Although we do not currently anticipate commencing distributions until a future date, the stock price of REIT securities have historically been affected by changes in market interest rates as investors evaluate the annual yield from distributions on the entity’s common stock as compared to yields on other financial instruments. In addition, the market price of our Class A common stock may be affected by the economic and market perception of REIT securities as well as general market conditions.

As a REIT, we are no longer eligible to be included in the NASDAQ 100 Index. Therefore, those index funds that invest in the equity of NASDAQ 100 companies will be required to sell our shares and not purchase them in the future, which could have an adverse effect on the volatility and market price of our Class A common stock.

One of the eligibility criteria for the NASDAQ 100 Index is that the company is not a financial company.  As a REIT, we are considered a financial company, even though our business model has not changed in connection with the REIT conversion; and therefore, we are no longer eligible to be included in the NASDAQ 100 Index.  As a result, those index funds that invest in NASDAQ 100 companies will be required to sell shares of our Class A common stock and not purchase them in the future.  In addition, other non-index funds that use inclusion on the NASDAQ 100 Index as a component of their investment criteria may be required to sell and no longer invest in our Class A common stock.  We do not know how many shares of our Class A common stock are held by these index and non-index funds.  The sales of significant amounts of shares of our Class A common stock or the perception in the market that this will occur could have an adverse effect on the volatility and market price of our Class A common stock.

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

Risks Related to Ownership of our Class A Common Stock

The REIT-related ownership and transfer restrictions may restrict or prevent you from engaging in certain transfers of our common stock.

In order for us to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than the first year for which an election to be subject to tax as a REIT has been made). In addition, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be taxed as a REIT has been made). Our articles of incorporation contain REIT-related ownership and transfer restrictions that generally restrict shareholders from owning more than 9.8%, by value or number of shares, whichever is more restrictive, of our outstanding shares of Class A common stock, or 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the ownership limits. These ownership and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our capital stock or otherwise be in the best interest of our shareholders.

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

ITEM 2. PROPERTIES

We own our headquarters in Boca Raton, Florida where we currently have approximately 160,000 square feet of office space.  We have entered into long-term leases for international and regional locations convenient for the management and operation of our site leasing activities, and in certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2016, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, is 33 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases are generally for an initial term of five years or more with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2016, we had an average of 1.8 tenants per tower structure.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2016	$116.27	$95.66
Quarter ended September 30, 2016	$118.57	$107.36
Quarter ended June 30, 2016	$108.30	$96.68
Quarter ended March 31, 2016	$107.44	$82.80

Quarter ended December 31, 2015	$121.45	$100.12
Quarter ended September 30, 2015	$128.47	$102.65
Quarter ended June 30, 2015	$124.98	$111.58
Quarter ended March 31, 2015	$126.65	$107.53

As of February 21, 2017, there were 89 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock.  As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2016, $1.1 billion of the federal NOLs  are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the board of directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the board of directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2016:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2016 - 10/31/2016	230,900	$108.76	230,900	$472,577,444
11/1/2016 - 11/30/2016	2,095,174	$103.64	2,095,174	$255,425,700
12/1/2016 - 12/31/2016	1,004,723	$100.53	1,004,723	$154,421,950
Total	3,330,797	$103.06	3,330,797	$154,421,950
(1)

On June 4, 2015, our Board of Directors authorized a new stock repurchase plan. This plan authorized us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased were retired.

On January 12, 2017, our Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

Equity Compensation Plan

Equity Compensation Plan Information
As of December 31, 2016
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2001 Plan (1)	79		$34.56	—
2010 Plan	4,659	(2)	$88.26	8,804
Equity compensation plans not approved by
security holders	—			—
Total	4,738		$87.37	8,804

(1)This plan has been terminated, and we are no longer eligible to issue shares pursuant to the plan.

(2)Included in the number of securities in column (a) is 291,215 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $94.15.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2016. The financial data for the fiscal years ended 2016,  2015,  2014,  2013, and 2012 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,538,070	$1,480,634	$1,360,202	$1,133,013	$846,094
Site development	95,055	157,840	166,794	171,853	107,990
Total revenues	1,633,125	1,638,474	1,526,996	1,304,866	954,084
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	342,215	324,655	301,313	270,772	188,951
Cost of site development	78,682	119,744	127,172	137,481	90,556
Selling, general, and administrative	143,349	114,951	103,317	85,476	72,148
Acquisition related adjustments and expenses	13,140	11,864	7,798	19,198	40,433
Asset impairment and decommission costs	30,242	94,783	23,801	28,960	6,383
Depreciation, accretion, and amortization	638,189	660,021	627,072	533,334	408,467
Total operating expenses	1,245,817	1,326,018	1,190,473	1,075,221	806,938
Operating income	387,308	312,456	336,523	229,645	147,146
Other income (expense):
Interest income	10,928	3,894	677	1,794	1,128
Interest expense	(329,171)	(322,366)	(292,600)	(249,051)	(196,241)
Non-cash interest expense	(2,203)	(1,505)	(27,112)	(49,085)	(70,110)
Amortization of deferred financing fees	(21,136)	(19,154)	(17,572)	(15,560)	(12,870)
Loss from extinguishment of debt, net	(52,701)	(783)	(26,204)	(6,099)	(51,799)
Other income (expense)	94,278	(139,137)	10,628	31,138	5,654
Total other expense	(300,005)	(479,051)	(352,183)	(286,863)	(324,238)
Income (loss) before provision for income taxes	87,303	(166,595)	(15,660)	(57,218)	(177,092)
(Provision) benefit for income taxes	(11,065)	(9,061)	(8,635)	1,309	(6,594)
Net income (loss) from continuing operations	76,238	(175,656)	(24,295)	(55,909)	(183,686)
Income from discontinued operations, net of income taxes	—	—	—	—	2,296
Net income (loss)	76,238	(175,656)	(24,295)	(55,909)	(181,390)
Net income attributable to the noncontrolling interest	—	—	—	—	353
Net income (loss) attributable to SBA Commun. Corp.	$76,238	$(175,656)	$(24,295)	$(55,909)	$(181,037)
Basic net income (loss) per common share:
Continuing operations	$0.61	$(1.37)	$(0.19)	$(0.44)	$(1.53)
Discontinued operations	—	—	—	—	0.02
Basic net income (loss) per common share	$0.61	$(1.37)	$(0.19)	$(0.44)	$(1.51)
Diluted net income (loss) per common share:
Continuing operations	$0.61	$(1.37)	$(0.19)	$(0.44)	$(1.53)
Discontinued operations	—	—	—	—	0.02
Diluted net income (loss) per common share	$0.61	$(1.37)	$(0.19)	$(0.44)	$(1.51)
Weighted average common shares outstanding:
Basic	124,448	127,794	128,919	127,769	120,280
Diluted	125,144	127,794	128,919	127,769	120,280

	As of December 31,
	2016	2015	2014	2013	2012
	(audited) (in thousands)
Balance Sheet Data
Cash and cash equivalents	$146,109	$118,039	$39,443	$122,112	$233,099
Restricted cash - current	36,786	25,353	52,519	47,305	27,708
Short-term investments	223	706	5,549	5,446	5,471
Property and equipment, net	2,792,076	2,782,353	2,762,417	2,578,444	2,671,317
Intangibles, net	3,656,924	3,735,413	4,189,540	3,387,198	3,134,133
Total assets (1)	7,360,945	7,312,980	7,748,635	6,714,025	6,554,506
Total debt (1)	8,775,583	8,452,070	7,768,309	5,807,444	5,294,698
Total shareholders' (deficit) equity	(1,995,921)	(1,706,144)	(660,801)	356,966	652,991

	For the year ended December 31,
	2016	2015	2014	2013	2012
Other Data	(audited) (in thousands)
Cash provided by (used in):
Operating activities (2)	$742,525	$723,030	$674,340	$509,852	$343,190
Investing activities (2)	(428,235)	(737,065)	(1,764,127)	(820,197)	(2,268,628)
Financing activities (2)	(288,557)	75,751	995,298	218,170	2,113,650

(1) During the first quarter of 2016, we adopted an accounting standard update on the presentation of debt issuance costs. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability on the consolidated balance sheets. The December 31, 2015,  2014,  2013, and 2012 consolidated balance sheet were retrospectively adjusted to reflect this change.

(2) During the fourth quarter of 2016, we adopted an accounting standard update on the presentation of cash and cash equivalents in the Statement of Cash Flows. The new standard requires cash and cash equivalent balances to include restricted cash equivalents. The December 31, 2015,  2014,  2013, and 2012 consolidated statements of cash flows were retrospectively adjusted to reflect this change.

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.7% of our total segment operating profit for the year ended December 31, 2016. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2016, we owned 26,197 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2016. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

REIT Conversion

In October 2016, we announced our intention to take the necessary steps to qualify as a REIT for U.S. federal income tax purposes.  We refer to this as the REIT conversion.  We believe that our business has been operated in a manner that complies with the REIT rules since January 1, 2016, and as a result, we intend to make the election to be subject to tax as a REIT commencing with our taxable year ending December 31, 2016.  Because we believe our business is currently operated in a manner that complies with the REIT rules, no further reorganization of our operations is necessary to complete the REIT conversion.

As part of the REIT conversion, effective January 13, 2017, we completed the merger with our predecessor that was approved by our shareholders at a special meeting held on January 12, 2017, and as a result of the merger, we now hold, directly or indirectly through our subsidiaries, the assets held by our predecessor prior to the merger and conduct the existing businesses of our predecessor and its subsidiaries.  At the effective time of the merger, all outstanding shares of Class A common stock of our predecessor were converted into a right to receive an equal number of our shares of Class A common stock.  Although the REIT rules do not require the completion of this merger, we completed the merger to facilitate our compliance with the REIT rules by ensuring the effective adoption of certain REIT-related ownership limitations and transfer restrictions related to our capital stock.

A REIT is a corporation that qualifies for special treatment for U.S. federal income tax purposes because, among other things, it derives most of its income from real estate-based sources and makes a special election under the Code.  We operate as a REIT that principally invests in, and derives most of its income from the ownership, operation and leasing of, towers.  As a REIT, we generally will be entitled to a deduction for dividends that we pay and therefore not subject to U.S. federal corporate income tax on that portion of our net income that we distribute to our shareholders.  However, we will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through TRSs. These assets and operations currently consist primarily of our site development services and our international operations. Our international operations will continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. We may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on our assets and operations.

As a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our shareholders.  In addition to the REIT distribution requirements, our determination as to the timing and amount of future dividend distributions will be based on a number of factors, including investment opportunities around our core business, the availability of our existing federal NOLs of approximately $1.1 billion as of December 31, 2016 that are attributes of the REIT, our financial condition, earnings, debt covenants, and other possible uses of such funds.  We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.  We do not expect that we will be required to make any distribution of accumulated earnings and profits (commonly referred to as a “purging” dividend) in connection with our REIT conversion.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of December 31, 2016, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 18 of our Consolidated Financial Statements included in this annual report.

	For the year ended

Segment operating profit as a percentage of total	2016	2015	2014

Domestic site leasing	83.6%	82.4%	82.8%
International site leasing	15.1%	14.4%	13.5%
Total site leasing	98.7%	96.8%	96.3%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2017, we expect organic site leasing revenue in both our domestic and international segments to be consistent with our growth in 2016. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology (e.g. iDEN).

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, market, and project offices. The market offices are responsible for all site development operations.

For information regarding our operating segments, see Note 18 of our Consolidated Financial Statements included in this annual report.

Capital Allocation Strategy

Our capital allocation strategy is to prioritize investment in quality assets that meet our return criteria and then stock repurchases when we believe our stock price is below its intrinsic value. A primary goal of our capital allocation strategy is to increase our Adjusted Funds From Operations per share. To achieve this, we expect we would continue to deploy capital between portfolio growth and stock repurchases, subject to compliance with REIT distribution requirements, available funds and market conditions, while maintaining our target leverage levels. Key elements of our capital allocation strategy include:

Portfolio Growth.  We intend to continue to grow our tower portfolio, domestically and internationally, through tower acquisitions and the construction of new towers.

Stock repurchase program.  We currently utilize stock repurchases as part of our capital allocation policy when we believe our share price is below intrinsic value. After portfolio growth, we believe that share repurchases, when purchased at the right price, will facilitate our goal of increasing our Adjusted Funds From Operations per share.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2016, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates and revenue is recognized as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase. Site development projects generally take from 3 to 12 months to complete. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on our Consolidated Balance Sheets.

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

In September 2015, the FASB issued ASU 2015-16 Business Combinations. The standard requires that the acquirer (1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (2) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (3) to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted ASU 2015-16 effective January 1, 2016. The financial statement impact of adopting this standard was not material for all periods presented.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The standard is required to be applied prospectively. We are evaluating the standard, including the impact on its consolidated financial statements.

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

Year Ended 2016 Compared to Year Ended 2015

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,273,866	$1,236,758	$—	$37,108	3.0%
International site leasing	264,204	243,876	(10,305)	30,633	12.6%
Site development	95,055	157,840	—	(62,785)	(39.8%)
Total	$1,633,125	$1,638,474	$(10,305)	$4,956	0.3%
Cost of Revenues
Domestic site leasing	$260,941	$252,493	$—	$8,448	3.3%
International site leasing	81,274	72,162	(3,599)	12,711	17.6%
Site development	78,682	119,744	—	(41,062)	(34.3%)
Total	$420,897	$444,399	$(3,599)	$(19,903)	(4.5%)
Operating Profit
Domestic site leasing	$1,012,925	$984,265	$—	$28,660	2.9%
International site leasing	182,930	171,714	(6,706)	17,922	10.4%
Site development	16,373	38,096	—	(21,723)	(57.0%)

Revenues

Domestic site leasing revenues increased  $37.1 million for the year ended December 31, 2016, as compared to the prior year, due largely to (i) revenues from 951 towers acquired and 183 towers built since January 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals in 2015 primarily related to carrier consolidation, including Sprint’s iDEN network, which impacted our year-over-year growth rates during 2016.

International site leasing revenues increased  $20.3 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $30.6 million. These changes were primarily due to (i) revenues from 473 towers acquired and 640 towers built since January 1, 2015, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 11.6% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues decreased  $62.8 million for the year ended December 31, 2016, as compared to the prior year, as a result of a decrease in the volume of work performed, particularly as it related to Sprint.

Operating Profit

Domestic site leasing segment operating profit increased  $28.7 million for the year ended December 31, 2016, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $11.2 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $17.9 million. These changes were primarily due to towers acquired and built since January 1, 2015 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased  $21.7 million for the year ended December 31, 2016, as compared to the prior year, primarily due to a decrease in the volume of work performed, particularly as it related to Sprint.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$72,701	$67,413	$—	$5,288	7.8%
International site leasing	35,897	16,196	(343)	20,044	123.8%
Total site leasing	$108,598	$83,609	$(343)	$25,332	30.3%
Site development	13,039	12,247	—	792	6.5%
Not identified by segment	21,712	19,095	—	2,617	13.7%
Total	$143,349	$114,951	$(343)	$28,741	25.0%

Selling, general, and administrative expenses increased  $28.4 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $28.7 million. These changes were primarily as a result of the $16.5 million Oi reserve recorded in the second quarter of 2016 as well as increases in REIT conversion related costs, bad debt expense, non-cash compensation, and other support costs due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,233	$9,975	$—	$(3,742)	(37.5%)
International site leasing	6,907	1,889	(107)	5,125	271.3%
Total	$13,140	$11,864	$(107)	$1,383	11.7%
Acquisition related adjustments and expenses  increased  $1.3 million for the year ended December 31, 2016,  as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $1.4 million. These changes were primarily as a result of an increase in the number of international towers we acquired and changes in our estimated pre-acquisition contingencies as compared to the prior year, partially offset by a decrease in the number of domestic towers we acquired.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$26,073	$93,977	$—	$(67,904)	(72.3%)
International site leasing	1,824	806	(74)	1,092	135.5%
Total site leasing	$27,897	$94,783	$(74)	$(66,812)	(70.5%)
Not identified by segment	2,345	—	—	2,345	—%
Total	$30,242	$94,783	$(74)	$(64,467)	(68.0%)

Asset impairment and decommission costs decreased  $64.5 million, on an actual and constant currency basis, for the year ended December 31, 2016, as compared to the prior year. These changes were primarily as a result of a $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction, and a  $8.9 million gain on the sale of fiber assets recorded in the current year.

Depreciation, Accretion, and Amortization Expense:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$509,108	$534,436	$—	$(25,328)	(4.7%)
International site leasing	119,466	118,886	(4,767)	5,347	4.5%
Total site leasing	$628,574	$653,322	$(4,767)	$(19,981)	(3.1%)
Site development	3,402	3,662	—	(260)	(7.1%)
Not identified by segment	6,213	3,037	—	3,176	104.6%
Total	$638,189	$660,021	$(4,767)	$(17,065)	(2.6%)

Depreciation, accretion, and amortization expense decreased  $21.8 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased  $17.1 million. These changes were primarily due to a decrease in depreciation associated with assets that became fully depreciated since the prior year, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since January 1, 2015.

Operating Income (Loss):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$398,810	$278,464	$—	$120,346	43.2%
International site leasing	18,836	33,937	(1,415)	(13,686)	(40.3%)
Total site leasing	$417,646	$312,401	$(1,415)	$106,660	34.1%
Site development	(68)	22,187	—	(22,255)	(100.3%)
Not identified by segment	(30,270)	(22,132)	—	(8,138)	36.8%
Total	$387,308	$312,456	$(1,415)	$76,267	24.4%

Domestic site leasing operating income increased  $120.3 million for the year ended December 31, 2016, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and acquisition related adjustments and expenses, partially offset by an increase in selling, general, and administrative expenses.

International site leasing operating income decreased  $15.1 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $13.7 million. These changes were primarily due to the $16.5 million Oi reserve recorded in the second quarter of 2016, increases in selling, general, and administrative expenses, acquisition related adjustments and expenses, depreciation, accretion, and amortization expense, and asset impairment and decommission costs, partially offset by higher segment operating profit.

Site development operating income decreased  $22.3 million for the year ended December 31, 2016, as compared to the prior year, primarily due to lower segment operating profit and an increase in selling, general, and administrative expenses, partially offset by a decrease in depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$10,928	$3,894	$(402)	$7,436	191.0%
Interest expense	(329,171)	(322,366)	5	(6,810)	2.1%
Non-cash interest expense	(2,203)	(1,505)	—	(698)	46.4%
Amortization of deferred financing fees	(21,136)	(19,154)	—	(1,982)	10.3%
Loss from extinguishment of debt, net	(52,701)	(783)	—	(51,918)	6,630.7%
Other income (expense), net	94,278	(139,137)	270,184	(36,769)	26.4%
Total	$(300,005)	$(479,051)	$269,787	$(90,741)	18.9%

Interest income increased  $7.0 million for the year ended December 31, 2016,  as compared to the prior year. On a constant currency basis, interest income increased  $7.4 million. These changes were primarily due to a higher amount of interest bearing deposits held as compared to the prior year.

Interest expense increased  $6.8 million, on an actual and constant currency basis, for the year ended December 31, 2016, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, primarily resulting from the issuance of the 2015 Term Loan (defined below) in June 2015, the 2015-1C Tower Securities (defined below) in October 2015, the 2016-1C Tower Securities (defined below) in July 2016, and the 2016 Senior Notes (defined below) in August 2016, partially offset by the repayment of the 2012-1 Term Loan in November 2015, the 2010-2C Tower Securities (defined below) in July 2016, the 5.75% Senior Notes (defined below) in August 2016, and the 5.625% Senior Notes (defined below) in October 2016, and a lower average balance outstanding under the Revolving Credit Facility in the current year.

Non-cash interest expense increased  $0.7 million for the year ended December 31, 2016,  as compared to the prior year,  primarily due to the amortization of the discount related to the 2015 Term Loan (defined below) issued in June 2015 and the 2016 Senior Notes (defined below) issued in August 2016.

Amortization of deferred financing fees increased  $2.0 million for the year ended December 31, 2016, as compared to the prior year, primarily resulting from the issuance of the 2015 Term Loan (defined below) in June 2015, the 2015-1C Tower Securities (defined below) in October 2015, the 2016-1C Tower Securities (defined below) in July 2016, and the 2016 Senior Notes (defined below) in August 2016, partially offset by the repayment of the 2010-2C Tower Securities (defined below) in July 2016, the 5.75% Senior Notes (defined below) in August 2016, and the 5.625% Senior Notes (defined below) in October 2016.

Loss from extinguishment of debt increased  $51.9 million for the year ended December 31, 2016, as compared to the prior year, primarily due to the payment of a $25.8 million call premium and accrued interest on the redemption of the 5.75% Senior Notes, the write-off of $7.7 million in deferred financing fees related to the 5.75% Senior Notes, the payment of a $14.1 million call premium and accrued interest on the redemption of the 5.625% Senior Notes, the write-off of $4.1 million in deferred financing fees related to the 5.625% Senior Notes, and the write-off of $1.0 million in deferred financing fees related to the redemption of the 2010-2C Tower Securities.

Other income (expense), net includes a $90.0 million gain on the remeasurement of intercompany loans for the year ended December 31, 2016, while the prior year included a $178.9 million loss. Other income (expense), net for the year ended December 31, 2015 included a gain on the sale of our investment in Extenet of $37.2 million.

Net Income (Loss):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$76,238	$(175,656)	$268,381	$(16,487)	9.4%

Net income (loss) increased $251.9 million for the year ended December 31, 2016,  as compared to the prior year. On a constant currency basis, net income (loss) decreased $16.5 million. These changes were primarily due to an increase in operating income, partially offset by increases in loss from extinguishment of debt, net, other income (expense), net, and interest expense.

Year Ended 2015 Compared to Year Ended 2014

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,236,758	$1,157,293	$—	$79,465	6.9%
International site leasing	243,876	202,909	(69,856)	110,823	54.6%
Site development	157,840	166,794	—	(8,954)	(5.4%)
Total	$1,638,474	$1,526,996	$(69,856)	$181,334	11.9%
Cost of Revenues
Domestic site leasing	$252,493	$247,237	$—	$5,256	2.1%
International site leasing	72,162	54,076	(22,832)	40,918	75.7%
Site development	119,744	127,172	—	(7,428)	(5.8%)
Total	$444,399	$428,485	$(22,832)	$38,746	9.0%
Operating Profit
Domestic site leasing	$984,265	$910,056	$—	$74,209	8.2%
International site leasing	171,714	148,833	(47,024)	69,905	47.0%
Site development	38,096	39,622	—	(1,526)	(3.9%)

Revenues

Domestic site leasing revenues increased  $79.5 million for the year ended December 31, 2015, as compared to the prior year, due largely to (i) revenues from 1,007 towers acquired and 266 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers.

International site leasing revenues increased  $41.0 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $110.8 million. These changes were due largely to (i) revenues from 3,916 towers acquired, primarily from the acquisition of 3,648 towers from Oi S.A. in March 2014 and December 2014, and 582 towers built since January 1, 2014, and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers.

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

International site leasing segment operating profit increased  $22.9 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $69.9 million. These changes were primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above and (ii) the positive impact of our ground lease purchase program, partially offset by increased costs resulting from the integration of towers acquired in 2014.

Site development segment operating profit decreased  $1.5 million for the year ended December 31, 2015, as compared to the prior year, primarily due to lower services revenue.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$67,413	$67,611	$—	$(198)	(0.3%)
International site leasing	16,196	16,762	(2,768)	2,202	13.1%
Total site leasing	$83,609	$84,373	$(2,768)	$2,004	2.4%
Site development	12,247	9,074	—	3,173	35.0%
Not identified by segment	19,095	9,870	—	9,225	93.5%
Total	$114,951	$103,317	$(2,768)	$14,402	13.9%

Selling, general, and administrative expenses increased  $11.6 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $14.4 million. These changes were primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$9,975	$3,351	$—	$6,624	197.7%
International site leasing	1,889	4,447	347	(2,905)	(65.3%)
Total	$11,864	$7,798	$347	$3,719	47.7%

Acquisition related adjustments and expenses increased  $4.1 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $3.7 million. These changes were primarily as a result of an increase in the number of domestic towers we acquired and changes in our estimated pre-acquisition contingencies as compared to the prior year, partially offset by a decrease in the number of international towers we acquired.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$93,977	$21,538	$—	$72,439	336.3%
International site leasing	806	2,263	(113)	(1,344)	(59.4%)
Total	$94,783	$23,801	$(113)	$71,095	298.7%

Asset impairment and decommission costs increased $71.0 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased  $71.1 million. These changes were primarily as a result of a $56.7 million impairment charge in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction and $7.3 million of additional impairment charges resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment. In addition, the increase in the asset impairment and decommission costs includes $5.5 million related to higher net book value of towers decommissioned in 2015 as compared to the prior year and $1.2 million in exit costs related to our former corporate headquarters building.

Depreciation, Accretion, and Amortization Expense:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$534,436	$515,150	$—	$19,286	3.7%
International site leasing	118,886	104,447	(33,921)	48,360	46.3%
Total site leasing	$653,322	$619,597	$(33,921)	$67,646	10.9%
Site development	3,662	2,453	—	1,209	49.3%
Not identified by segment	3,037	5,022	—	(1,985)	(39.5%)
Total	$660,021	$627,072	$(33,921)	$66,870	10.7%

Depreciation, accretion, and amortization expense increased $32.9 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis,  depreciation, accretion, and amortization expense increased $66.9 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2014.

Operating Income (Loss):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$278,464	$302,406	$—	$(23,942)	(7.9%)
International site leasing	33,937	20,914	(10,569)	23,592	112.8%
Total site leasing	$312,401	$323,320	$(10,569)	$(350)	(0.1%)
Site development	22,187	28,095	—	(5,908)	(21.0%)
Not identified by segment	(22,132)	(14,892)	—	(7,240)	48.6%
Total	$312,456	$336,523	$(10,569)	$(13,498)	(4.0%)

Domestic site leasing operating income decreased  $23.9 million for the year ended December 31, 2015, as compared to the prior year, primarily due to increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and acquisition related adjustments and expenses, partially offset by higher segment operating profit.

International site leasing operating income increased $13.0 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $23.6 million. These changes were primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses and asset impairment and decommission costs, partially offset by an increase in depreciation, accretion, and amortization expense and selling, general, and administrative expenses.

Site development operating income decreased  $5.9 million for the year ended December 31, 2015, as compared to the prior year, primarily due to a decrease in segment operating profit, as well as increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$3,894	$677	$(1,607)	$4,824	712.6%
Interest expense	(322,366)	(292,600)	(30)	(29,736)	10.2%
Non-cash interest expense	(1,505)	(27,112)	—	25,607	(94.4%)
Amortization of deferred financing fees	(19,154)	(17,572)	—	(1,582)	9.0%
Loss from extinguishment of debt, net	(783)	(26,204)	—	25,421	(97.0%)
Other (expense) income, net	(139,137)	10,628	(156,958)	7,193	67.7%
Total	$(479,051)	$(352,183)	$(158,595)	$31,727	(9.0%)

Interest income increased  $3.2 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, interest income increased  $4.8 million. These changes were primarily due to a higher amount of investments held and a higher average interest rate on those investments as compared to the prior year period.

Interest expense increased  $29.8 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, interest expense increased $29.7 million. These changes were due to the higher average principal amount of cash-interest bearing debt outstanding for the year ended December 31, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities in October 2014,  the 2015-1C Tower Securities in October 2015, the 2014 Term Loan in March 2014, the 2015 Term Loan in June 2015, and the 2014 Senior Notes in July 2014, partially offset by the full repayment of the 2010-1C Tower Securities in October 2014, the full redemption of the 8.25% Notes in August 2014, and the settlement of the 4.0% Notes in October 2014.

Non-cash interest expense decreased  $25.6 million for the year ended December 31, 2015,  as compared to the prior year,  primarily due to the settlement of the 4.0% Notes in October 2014.

Amortization of deferred financing fees increased  $1.6 million for the year ended December 31, 2015, as compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities in October 2014,  the 2015-1C Tower Securities in October 2015, 2014 Term Loan in March 2014, the 2015 Term Loan in June 2015, and the 2014 Senior Notes in July 2014, partially offset by the full repayment of the 8.25% Notes in August 2014 and the 2010-1C Tower Securities in October 2014 and the settlement of the 4.0% Notes in October 2014.

Loss from extinguishment of debt decreased  $25.4 million for the year ended December 31, 2015, as compared to the prior year, primarily due to the repayment of the 2010-1C Tower Securities in October 2014, the 2011 Term Loan in February 2014,  and the 2012-2 Term Loan in February 2014, settlement of the 4.0% Notes in October 2014, and the early redemption of the 8.25% Notes in August 2014, partially offset by the early redemption of the 2012-1 Term Loan in November 2015.

Other (expense) income, net includes a  $178.9 million loss on the remeasurement of intercompany loans and a $37.2 million gain realized on the sale of a cost-method investment for the year ended December 31, 2015.The prior year period included a $23.0 million loss on the remeasurement of intercompany loans, a $12.5 million gain on the sale of a cost-method investment, and a $17.9 million gain realized on the settlement of two foreign currency contracts entered into to hedge the purchase price of the Oi S.A. acquisition in Brazil in 2014.

Net Loss:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Net loss	$(175,656)	$(24,295)	$(169,120)	$17,759	(73.1%)

Net loss increased $151.4 million for the year ended December 31, 2015,  as compared to the prior year. On a constant currency basis, net loss decreased $17.8 million. These changes were primarily due to increases in other (expense) income, net, asset impairment and decommission costs, depreciation, accretion, and amortization expense, selling, general and administrative expenses, and acquisition related adjustments and expenses, partially offset by an increase in our total segment operating profit as compared to the prior year period.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates and the Oi reserve recorded in the second quarter of 2016.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year. We believe that excluding the Oi reserve, which represents a $16.5 million one-time bad debt provision for all amounts owed or potentially owed by Oi prior to the date of Oi’s June 2016 petition for judicial reorganization, provides management and investors the ability to better analyze our core results without the impact of what we believe is a non-recurring event.

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

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$76,238	$(175,656)	$268,381	$(16,487)	9.4%
Non-cash straight-line leasing revenue	(31,650)	(49,064)	(1,029)	18,443	(37.6%)
Non-cash straight-line ground lease expense	34,708	34,204	(104)	608	1.8%
Non-cash compensation	32,915	28,747	(2)	4,170	14.5%
Loss from extinguishment of debt, net	52,701	783	—	51,918	6,630.7%
Other expense (income)	(94,278)	139,137	(270,184)	36,769	26.4%
Acquisition related adjustments and expenses	13,140	11,864	(107)	1,383	11.7%
Asset impairment and decommission costs	30,242	94,783	(74)	(64,467)	(68.0%)
Interest income	(10,928)	(3,894)	402	(7,436)	191.0%
Interest expense (1)	352,510	343,025	(5)	9,490	2.8%
Depreciation, accretion, and amortization	638,189	660,021	(4,767)	(17,065)	(2.6%)
Provision for taxes (2)	12,708	10,827	(9)	1,890	17.5%
Adjusted EBITDA	$1,106,495	$1,094,777	$(7,498)	$19,216
Oi reserve	16,498	—	—	16,498
Adjusted EBITDA net of the Oi reserve	$1,122,993	$1,094,777	$(7,498)	$35,714

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2015	2014	Currency Impact	Currency Change	% Change

	(in thousands)
Net loss	$(175,656)	$(24,295)	$(169,120)	$17,759	(73.1%)
Non-cash straight-line leasing revenue	(49,064)	(56,867)	7,626	177	(0.3%)
Non-cash straight-line ground lease expense	34,204	36,271	(714)	(1,353)	(3.7%)
Non-cash compensation	28,747	22,671	(163)	6,239	27.5%
Loss from extinguishment of debt, net	783	26,204	—	(25,421)	(97.0%)
Other expense (income)	139,137	(10,628)	156,958	(7,193)	67.7%
Acquisition related adjustments and expenses	11,864	7,798	347	3,719	47.7%
Asset impairment and decommission costs	94,783	23,801	(113)	71,095	298.7%
Interest income	(3,894)	(677)	1,607	(4,824)	712.6%
Interest expense (1)	343,025	337,284	30	5,711	1.7%
Depreciation, accretion, and amortization	660,021	627,072	(33,921)	66,870	10.7%
Provision for taxes (2)	10,827	10,120	(44)	751	7.4%
Adjusted EBITDA	$1,094,777	$998,754	$(37,507)	$133,530

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $1,643,  $1,766, and $1,485 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended 2016,  2015, and 2014, respectively.

Adjusted EBITDA, net of the Oi reserve, increased $28.2 million for the year ended December 31, 2016,  as compared to the prior year. On a constant currency basis, adjusted EBITDA, net of the Oi reserve, increased  $35.7 million. These changes were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in site development segment operating profit.

Adjusted EBITDA increased  $96.0 million for the year ended December 31, 2015, as compared to the prior year. On a constant currency basis, adjusted EBITDA increased  $133.5 million. These changes were primarily due to increases in segment operating profit from our domestic site leasing and international site leasing segments, partially offset by a decrease in our site development segment operating profit and an increase in our cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2016	2015	2014

Summary cash flow information (1)	(in thousands)
Cash provided by operating activities	$742,525	$723,030	$674,340
Cash used in investing activities	(428,235)	(737,065)	(1,764,127)
Cash (used in) provided by financing activities	(288,557)	75,751	995,298
Increase (decrease) in cash, cash equiv., and restr. cash	25,733	61,716	(94,489)
Effect of exchange rate changes on cash, cash
equivalents, and restricted cash	13,618	(12,993)	13,977
Cash, cash equiv., and restr. cash, beginning of year	146,619	97,896	178,408
Cash, cash equiv., and restr. cash, end of year	$185,970	$146,619	$97,896

(1) During the fourth quarter of 2016, the Company adopted an accounting standard update on the presentation of cash and cash equivalents in the Statement of Cash Flows. The new standard requires cash and cash equivalent balances to include restricted cash equivalents. The December 31, 2015 and 2014 consolidated statements of cash flows were retrospectively adjusted to reflect this change.

Operating Activities

Cash provided by operating activities was $742.5 million for the year ended December 31, 2016 as compared to $723.0 million for the year ended December 31, 2015. The increase was primarily due to increases in segment operating profit from domestic site leasing and international site leasing operating segments, partially offset by decreased site development segment operating profit, increased selling, general, and administrative expenses, and increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2016	2015	2014

	(in thousands)
Acquisitions	$214,686	$525,802	$1,540,258
Construction and related costs on new builds	69,407	100,736	92,207
Augmentation and tower upgrades	38,123	61,410	72,329
Land buyouts and other assets (1)	62,149	83,728	44,964
Purchase and refurbishment of headquarters building	—	12,961	19,471
Tower maintenance	27,718	28,626	20,047
General corporate	4,734	4,974	7,197
Total cash capital expenditures	$416,817	$818,237	$1,796,473

(1)Excludes $14.1 million, $16.3 million, and $10.8 million spent to extend ground lease terms for the years ended December 31, 2016,  2015, and 2014,  respectively.

Subsequent to December 31, 2016, we acquired 42 towers and related assets for $17.3 million in cash.

During fiscal year 2017, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $31.0 million to $41.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $200.0 million to $220.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the year ended December 31, 2016, we borrowed $580.0 million and repaid $190.0 million under the Revolving Credit Facility. As of December 31, 2016,  we had $390.0 million outstanding under the Revolving Credit Facility. Subsequent to December 31, 2016, we repaid $95.0 million of the outstanding balance under the Revolving Credit Facility.

During the year ended December 31, 2016, we repurchased 5.3 million shares of our Class A common stock under our stock repurchase program for $545.7 million, including commissions, at a weighted average price per share of $102.14. As of December 31, 2016, we had a remaining authorization to repurchase $154.4 million of Class A common stock under our current $1.0 billion stock repurchase program dated June 4, 2015. Subsequent to December 31, 2016, we repurchased 42,163 shares of our Class A common stock under our stock repurchase program for $4.4 million at a weighted average price per share of $104.81.  Shares purchased were retired.

On January 12, 2017, the Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. As of the date of this filing, we had the full $1.0  billion authorization remaining under our current stock repurchase program.

On July 7, 2016, we, through our existing SBA Tower Trust, issued $700.0 million of 2.877% Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. Additionally, we expensed $1.0 million of deferred financing fees related to the redemption of the 2010-2C Tower Securities.

On August 15, 2016, we issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums. We also paid $25.8 million for the call premium and accrued interest on the redemption of the 5.75% Senior Notes and expensed $7.7 million of deferred financing fees related to the redemption of the notes.

On October 1, 2016, we redeemed the 5.625% Senior Notes in full. On October 3, 2016, we repaid $500.0 million in outstanding principal, $14.1 million related to the call premium on the early redemption of the notes, and $14.1 million in accrued interest.  Repayment was made using (1) the proceeds from the 2016 Senior Notes, (2) borrowings under the Revolving Credit Facility, and (3) cash on hand. In addition, we expensed $4.1 million of deferred financing fees in connection with the extinguishment of the debt.

On January 20, 2017, we repriced our senior secured term loans from a Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%) to a Eurodollar Rate plus 225 basis points (with a zero Eurodollar floor).

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2016, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2016, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

During the year ended December 31, 2016, we borrowed $580.0 million and repaid $190.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2016,  $390.0 million was outstanding under the Revolving Credit Facility.

Subsequent to December 31, 2016, we repaid $95.0 million of the outstanding balance under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

Repricing Amendment to the Senior Credit Agreement

On January 20, 2017, we amended our Senior Credit Agreement, primarily to reduce the stated rate of interest applicable to our senior secured term loans.  As amended, our senior secured term loans accrue interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor).

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2016, the 2014 Term Loan was accruing interest at 3.27% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2016, we repaid $15.0 million of principal on the 2014 Term Loan. As of December 31, 2016, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of December 31, 2016, the 2015 Term Loan was accruing interest at 3.27% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2016, we repaid $5.0 million of principal on the 2015 Term Loan. As of December 31, 2016, the 2015 Term Loan had a principal balance of $492.5 million.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2012-1C Tower Securities, 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, and 2016-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,535 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2012-1C, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, and Secured Tower Revenue Securities Series 2016-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2012-1C, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, and Secured Tower Revenue Securities Series 2016-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as short-term restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if any of the Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to Network Management, fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. Furthermore, the advance rents reserve requirement states that the Borrowers are required to maintain an advance rents reserve at any time the monthly tenant Debt Service Coverage Ratio is equal to or less than 2:1 and for two calendar months after such coverage ratio again exceeds 2:1. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2016, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

On July 15, 2016, we repaid the full $550.0 million outstanding of the 2010-2C Tower Securities using net proceeds from the 2016-1C Tower Securities. Additionally, we expensed $1.0 million of deferred financing fees related to the redemption of the 2010-2C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2016-1C Tower Securities

On July 7, 2016, we, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $9.5 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

In connection with the issuance of the 2016-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (i) the outstanding principal amount of the mortgage loan was increased by $700 million and (ii) the Borrowers became jointly and severally liable for the aggregate $4.7 billion borrowed under the mortgage loan corresponding to the 2012-1C Tower Securities, 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, and the newly issued 2016-1C Tower Securities.

Senior Notes

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrued interest at a rate of 5.75% and were issued at par. We incurred deferred financing fees of $14.0 million in relation to this transaction which were being amortized through the maturity date.

On August 15, 2016, we used proceeds from the 2016 Senior Notes to redeem the full $800.0 million in aggregate principal amount of the 5.75% Senior Notes and to pay $25.8 million for the call premium and accrued interest on the redemption of the notes. Additionally, we expensed $7.7 million of deferred financing fees related to the redemption of the notes. The call premium and the write-off of deferred financing fees are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

On October 1, 2016, we redeemed the 5.625% Senior Notes in full. On October 3, 2016, we repaid $500.0 million in outstanding principal, $14.1 million related to the call premium on the early redemption of the notes, and $14.1 million in accrued interest.  Repayment was made using (1) the proceeds from the 2016 Senior Notes, (2) borrowings under the Revolving Credit

Facility, and (3) cash on hand. In addition, we expensed $4.1 million of deferred financing fees related to the redemption of the notes. The call premium and the write-off of deferred financing fees are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

The 2014 Senior Notes are subject to redemption in whole or in part on or after July 15, 2017 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2017, we may at our option redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2017, July 15, 2018, July 15, 2019, or July 15, 2020 until maturity, the redemption price will be 103.656%, 102.438%, 101.219% and 100.000%, respectively, of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2016 Senior Notes

On August 15, 2016, we issued $1.1 billion of unsecured senior notes due September 1, 2024. The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. We incurred deferred financing fees of $12.8 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

The 2016 Senior Notes are subject to redemption in whole or in part on or after September 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to September 1, 2019, we may at our option redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on September 1, 2019, September 1, 2020, September 1, 2021, or September 1, 2022 until maturity, the redemption price will be 103.656%, 102.438%, 101.219% and 100.000%, respectively, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC (as defined in the Indentures) to incur liens securing indebtedness.

Debt Service

As of December 31, 2016, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended December 31, 2017 based on the amounts outstanding as of December 31, 2016 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2012-1C Tower Securities (1)	626,982
2013-1C Tower Securities	9,655
2013-2C Tower Securities	21,585
2013-1D Tower Securities	11,978
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
Revolving Credit Facility	12,260
2014 Term Loan (2)	62,640
2015 Term Loan (2)	21,043
Total debt service for next twelve months	$943,770

(1)The anticipated repayment date and the final maturity date for the 2012-1C Tower Securities is December 11, 2017 and December 9, 2042, respectively.

(2)Amounts include interest payments based on the 2014 Term Loan and 2015 Term Loan accruing interest at a rate of 3.27% as of December 31, 2016. However, as a result of the repricing of our senior secured term loans discussed above, the 2014 Term Loan and 2015 Term Loan were accruing interest at a rate of 3.04% as of March 1, 2017.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America which have inflationary index based rental escalators.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter

	(in thousands)
Principal payments of debt	$630,000	$775,000	$940,000	$910,000	$2,107,500	$3,512,500
Interest payments (1)	313,770	280,924	268,153	231,794	184,768	269,691
Operating leases	195,954	199,780	201,863	203,323	205,767	3,387,971
Capital leases	1,500	1,149	572	169	—	—
Employment agreements	2,100	1,400	—	—	—	—
Total contractual obligations	$1,143,324	$1,258,253	$1,410,588	$1,345,286	$2,498,035	$7,170,162

(1)Represents interest payments based on the 2012-1C Tower Securities interest rate of 2.933%, the 2013-1C Tower Securities interest rate of 2.240%, the 2013-2C Tower Securities interest rate of 3.722%, the 2013-1D Tower Securities interest rate of 3.598%, the 2014-1C Tower Securities interest rate of 2.898%, the 2014-2C Tower Securities interest rate of 3.869%, the 2015-1C Tower Securities interest rate of 3.156%, the 2016-1C Tower Securities interest rate of 2.877%, the 2014 Term Loan at an interest rate of 3.27% as of December 31, 2016, the 2015 Term Loan at an interest rate of 3.27% as of December 31, 2016,  the revolver at an average interest rate of 2.75% as of December 31, 2016,  and the Senior Notes interest rates of 4.875%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

Debt:	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$—	$750,000	$750,000	$763,125
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,083,500
2012-1C Tower Securities (1)	610,000	—	—	—	—	—	610,000	610,165
2013-1C Tower Securities (1)	—	425,000	—	—	—	—	425,000	423,381
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	563,322
2013-1D Tower Securities (1)	—	330,000	—	—	—	—	330,000	334,521
2014-1C Tower Securities (1)	—	—	920,000	—	—	—	920,000	922,199
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	608,921
2015-1C Tower Securities (1)	—	—	—	500,000	—	—	500,000	495,145
2016-1C Tower Securities (1)	—	—	—	—	700,000	—	700,000	688,072
Revolving Credit Facility	—	—	—	390,000	—	—	390,000	390,000
2014 Term Loan	15,000	15,000	15,000	15,000	1,402,500	—	1,462,500	1,467,984
2015 Term Loan	5,000	5,000	5,000	5,000	5,000	467,500	492,500	494,347
Total debt obligation	$630,000	$775,000	$940,000	$910,000	$2,107,500	$3,512,500	$8,875,000	$8,844,682

(1)The anticipated repayment date and the final maturity date for the 2012-1C Tower Securities is December 11, 2017 and December 9, 2042, respectively.

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

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on our 2014 Term Loan and 2015 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, and Chile, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, and Chile, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2016, approximately 11.6% of our revenues and approximately 14.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2016. As of December 31, 2016, the analysis indicated that such an adverse movement would have caused our revenues and operating income to fluctuate by approximately 0.7% and 2.0%, respectively, for the year ended December 31, 2016.

As of December 31, 2016, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2016 would have resulted in approximately $42.0 million of unrealized gains or losses that would have been included in Other income (expense), net in our consolidated statements of operations for the year ended December 31, 2016.

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

•our expectations regarding the opportunities in the international wireless markets in which we currently operate or have targeted for growth, our beliefs regarding how we can capitalize on such opportunities, and our intent to continue expanding internationally through new acquisitions and new builds;

•our beliefs regarding our business strategy, our ability to capture and capitalize on industry growth, the impact of such growth on our financial and operational results, and our intent to grow our tower portfolio domestically and internationally;

•our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements, on an organic basis, in our domestic and international segments;

•our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures, and our expectations regarding levels of site leasing revenue;

•our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;

•our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•our ability to qualify and to remain qualified as a REIT and the timing of such qualification and our election to be subject to a tax as a REIT;

•our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;

•our belief that we will not be required to make an earnings and profits distribution in order to qualify as a REIT;

•our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;

•our expectations regarding the use of NOLs to reduce REIT taxable income;

•our expectations regarding our capital allocation strategy and the impact of the REIT conversion on that strategy;

•our expectations regarding the churn rate of our non-iDEN tenant leases;

•our expectations regarding the impact of the Oi reorganization;

•our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•our intended use of our liquidity;

•our expectations regarding our annual debt service in 2017 and thereafter, and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

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

•our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future taxable income;

•natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•a decrease in demand for our towers;

•the willingness and ability of Oi to continue to make payments to us in accordance with the terms of our contracts;

•the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants;

•our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules;

•our ability to utilize available NOLs to reduce REIT taxable income; and

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of SBA Communications Corporation and Subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 1, 2017

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

Repricing Amendment

On January 20, 2017, SBA Senior Finance II, our wholly-owned subsidiary, entered into the Seventh Amendment (the “Amendment”), among SBA Senior Finance II, as borrower, the lenders parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent, to the Senior Credit Agreement. The Amendment reduced the interest rate margins applicable to senior secured term loans. As amended, the senior secured term loans under the Senior Credit Agreement accrue interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). All other material terms of the Senior Credit Agreement, as amended, remained unchanged.

Relationships

SBAC and certain of its affiliates have previously entered into commercial financial arrangements with each of the lenders under the Senior Credit Agreement and/or their respective affiliates, and each of these entities and/or its affiliates has in the past provided financial, advisory, investment banking and other services to SBAC and its affiliates, including (1) serving as a lender and/or in other related capacities in connection with the Senior Credit Agreement and the various term loans and the revolving credit facility under the Senior Credit Agreement and (2) as a book runner and/or an initial purchaser for our various series of Secured Tower Revenue Securities. In addition, each of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC served as a book runner and/or an initial purchaser for our 4.875% Senior Notes due 2024, 4.875% Senior Notes due 2022, 5.75% Senior Notes due 2020, and 5.625% Senior Notes due 2019, and Mizuho Bank, Ltd. was an initial purchaser of our 4.875% Senior Notes due 2024.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Item 5.02(e)

On January 13, 2017, we entered into an Assignment and Assumption of Employment Agreement with each of Jeffrey A. Stoops, our President and Chief Executive Officer, Brendan Cavanagh, Executive Vice President and Chief Financial Officer, Thomas P. Hunt, Executive Vice President, General Counsel and Chief Administrative Officer, and Kurt L. Bagwell, Executive Vice President and President of International. The employment agreement for Jeffrey A. Stoops, dated October 30, 2014 and expiring on December 31, 2017, provides for him to continue to serve in his present position. The employment agreements for Messrs. Cavanagh, Hunt, and Bagwell, dated December 7, 2015 and expiring on December 31, 2018,  provide for each to continue to serve in their present positions. All other material terms of the employment agreements remained the same.

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before April 29, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before April 29, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before April 29, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before April 29, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before April 29, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3)	Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
2.1	Agreement and Plan of Merger, by and between SBA Communications Corporation and SBA Communications REIT Corporation, dated November 10, 2016.	8-K	01/17/17
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17
4.15A	Form of Senior Indenture.	S-3ASR (333-202477)	03/03/15
4.16A	Form of Subordinated Indenture.	S-3ASR (333-202477)	03/03/15
4.20	Indenture, dated July 13, 2012, between SBA Telecommunications, Inc., SBA Communications Corporation and U.S. Bank National Association.	8-K	07/16/12

4.21	Form of 5.75% Senior Notes due 2020 (included in Exhibit 4.20).	8-K	07/16/12
4.22	Indenture, dated as of September 28, 2012, between SBA Communications Corporation and U.S. Bank National Association.	8-K	09/28/12
4.23	Form of 5.625% Senior Notes due 2019 (included in Exhibit 4.22).	8-K	09/28/12
4.24	Indenture, dated July 1, 2014, between SBA Communications Corporation and U.S. Bank National Association.	8-K	07/01/14
4.24A

Supplemental Indenture, dated as of January 13, 2017, between SBA Communications Corporation and U.S. Bank National Association, to the Indenture dated as of July 1, 2014, between SBA Communications Corporation and U.S. Bank National Association.

		8-K	01/17/17
4.25	Form of 4.875% Senior Notes due 2022 (included in Exhibit 4.24).	8-K	07/01/14
4.26	Indenture, dated August 15, 2016, between SBA Communications Corporation and U.S. Bank National Association.	8-K	08/16/16
4.26A

Supplemental Indenture, dated as of January 13, 2017, between SBA Communications Corporation and U.S. Bank National Association, to the Indenture dated as of August 15, 2016, between SBA Communications Corporation and U.S. Bank National Association.

		8-K	01/17/17
4.27	Form of 4.875% Senior Notes due 2024 (included in Exhibit 4.26).	8-K	08/16/16
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	10-Q	Quarter ended September 30, 2012
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

		8-K	02/13/14
10.7A	Seventh Amendment, dated as of January 20, 2017, among SBA Senior Finance II LLC, as borrower, the lenders parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent.*
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
10.12B

Second Loan and Security Agreement Supplement, dated as of July 7, 2016, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	07/08/2016

10.13	Purchase Agreement, dated June 21, 2016, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	06/24/2016
10.14

Purchase Agreement, dated August 1, 2016, between SBA Communications Corporation and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers listed on Schedule 1 thereto.

		8-K	08/02/2016
10.15	Registration Rights Agreement, dated August 15, 2016, among SBA Communications Corporation and the several initial purchasers listed on Schedule I thereto.	8-K	08/16/16
10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002.†	DEF 14A	04/16/02
10.35F	Employment Agreement, dated October 30, 2014, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-K	Year ended December 31, 2014
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.57D	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Kurt L. Bagwell.†	10-K	Year ended December 31, 2015
10.58D	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Thomas P. Hunt.†	10-K	Year ended December 31, 2015
10.60

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2006
10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011.†	10-Q	Quarter ended June 30, 2011
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85C	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2015
10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	S-8 (333-166969)	05/20/10
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	March 1, 2017
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	March 1, 2017
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	March 1, 2017
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	March 1, 2017
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	March 1, 2017
Brian C. Carr

/s/ Mary S. Chan	Director	March 1, 2017
Mary S. Chan

/s/ Duncan H. Cocroft	Director	March 1, 2017
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	March 1, 2017
George R. Krouse Jr.

/s/ Jack Langer	Director	March 1, 2017
Jack Langer

/s/ Kevin L. Beebe	Director	March 1, 2017
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida

March 1, 2017

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$146,109	$118,039
Restricted cash	36,786	25,353
Short-term investments	223	706
Accounts receivable, net	78,344	83,326
Costs and estimated earnings in excess of billings on uncompleted contracts	11,127	16,934
Prepaid expenses and other current assets	51,982	49,602
Total current assets	324,571	293,960
Property and equipment, net	2,792,076	2,782,353
Intangible assets, net	3,656,924	3,735,413
Other assets	587,374	501,254
Total assets	$7,360,945	$7,312,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$28,320	$27,105
Accrued expenses	61,129	63,755
Current maturities of long-term debt	627,157	20,000
Deferred revenue	101,098	97,083
Accrued interest	44,503	53,365
Other current liabilities	11,240	12,063
Total current liabilities	873,447	273,371
Long-term liabilities:
Long-term debt, net	8,148,426	8,432,070
Other long-term liabilities	334,993	313,683
Total long-term liabilities	8,483,419	8,745,753
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 121,004 and 125,743 shares issued and outstanding at December 31, 2016
and December 31, 2015, respectively	1,210	1,257
Additional paid-in capital	2,010,520	1,962,713
Accumulated deficit	(3,637,467)	(3,168,069)
Accumulated other comprehensive loss, net	(370,184)	(502,045)
Total shareholders' deficit	(1,995,921)	(1,706,144)
Total liabilities and shareholders' deficit	$7,360,945	$7,312,980

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2016	2015	2014
Revenues:
Site leasing	$1,538,070	$1,480,634	$1,360,202
Site development	95,055	157,840	166,794
Total revenues	1,633,125	1,638,474	1,526,996
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	342,215	324,655	301,313
Cost of site development	78,682	119,744	127,172
Selling, general, and administrative	143,349	114,951	103,317
Acquisition related adjustments and expenses	13,140	11,864	7,798
Asset impairment and decommission costs	30,242	94,783	23,801
Depreciation, accretion, and amortization	638,189	660,021	627,072
Total operating expenses	1,245,817	1,326,018	1,190,473
Operating income	387,308	312,456	336,523
Other income (expense):
Interest income	10,928	3,894	677
Interest expense	(329,171)	(322,366)	(292,600)
Non-cash interest expense	(2,203)	(1,505)	(27,112)
Amortization of deferred financing fees	(21,136)	(19,154)	(17,572)
Loss from extinguishment of debt, net	(52,701)	(783)	(26,204)
Other income (expense), net	94,278	(139,137)	10,628
Total other expense, net	(300,005)	(479,051)	(352,183)
Income (loss) before provision for income taxes	87,303	(166,595)	(15,660)
Provision for income taxes	(11,065)	(9,061)	(8,635)
Net income (loss)	$76,238	$(175,656)	$(24,295)
Net income (loss) per common share:
Basic	$0.61	$(1.37)	$(0.19)
Diluted	$0.61	$(1.37)	$(0.19)
Weighted average common shares outstanding:
Basic	124,448	127,794	128,919
Diluted	125,144	127,794	128,919

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	For the year ended December 31,
	2016	2015	2014
Net income (loss)	$76,238	$(175,656)	$(24,295)
Foreign currency translation adjustments	131,861	(319,559)	(148,807)
Comprehensive income (loss)	$208,099	$(495,215)	$(173,102)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2013	128,432	$1,284	$2,907,446	$(2,518,085)	$(33,679)	$356,966
Net loss	—	—	—	(24,295)	—	(24,295)
Common stock issued in connection with
stock purchase/option plans	696	7	7,741	—	—	7,748
Non-cash stock compensation	—	—	22,999	—	—	22,999
Settlement of convertible notes	11,742	117	9,450	—	—	9,567
Settlement of convertible note hedges	(11,737)	(117)	124	—	—	7
Settlement of common stock warrants	1	—	(884,985)	—	—	(884,985)
Foreign currency translation adjustments	—	—	—	—	(148,807)	(148,807)
BALANCE, December 31, 2014	129,134	1,291	2,062,775	(2,542,380)	(182,486)	(660,800)
Net loss	—	—	—	(175,656)	—	(175,656)
Common stock issued in connection with
stock purchase/option plans	591	6	21,604	—	—	21,610
Non-cash stock compensation	—	—	29,208	—	—	29,208
Settlement of common stock warrants	—	—	(150,874)	—	—	(150,874)
Repurchase and retirement of common stock	(3,982)	(40)	—	(450,033)	—	(450,073)
Foreign currency translation adjustments	—	—	—	—	(319,559)	(319,559)
BALANCE, December 31, 2015	125,743	1,257	1,962,713	(3,168,069)	(502,045)	(1,706,144)
Net income	—	—	—	76,238	—	76,238
Common stock issued in connection with
stock purchase/option plans	602	6	14,404	—	—	14,410
Non-cash stock compensation	—	—	33,403	—	—	33,403
Repurchase and retirement of common stock	(5,341)	(53)	—	(545,636)	—	(545,689)
Foreign currency translation adjustments	—	—	—	—	131,861	131,861
BALANCE, December 31, 2016	121,004	$1,210	$2,010,520	$(3,637,467)	$(370,184)	$(1,995,921)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,238	$(175,656)	$(24,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	638,189	660,021	627,072
Non-cash interest expense	2,203	1,505	27,112
Deferred income tax expense (benefit)	1,409	(5)	530
Non-cash asset impairment and decommission costs	25,693	89,406	18,384
Non-cash compensation expense	32,915	28,747	22,671
Amortization of deferred financing fees	21,136	19,154	17,572
(Gain) loss on remeasurement of U.S. denominated intercompany loan	(90,030)	178,854	22,965
Gain on sale of cost method investments	—	(38,326)	(12,461)
Loss from extinguishment of debt, net	52,701	783	26,204
Gain on foreign currency swap contract	—	—	(17,891)
Provision for doubtful accounts	22,516	896	365
Other non-cash items reflected in the Statements of Operations	(4,837)	(6,755)	(7,754)
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(7,270)	15,975	(36,245)
Prepaid expenses and other assets	(40,289)	(62,934)	(62,185)
Accounts payable and accrued expenses	(10,516)	7,366	5,475
Other liabilities	22,467	3,999	66,821
Net cash provided by operating activities	742,525	723,030	674,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(276,835)	(609,530)	(1,585,222)
Capital expenditures	(139,982)	(208,707)	(211,251)
Proceeds from sale of investments	712	89,728	20,889
Other investing activities	(12,130)	(8,556)	11,457
Net cash used in investing activities	(428,235)	(737,065)	(1,764,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	580,000	770,000	700,000
Repayments under Revolving Credit Facility	(190,000)	(895,000)	(790,000)
Repayment of Term Loans	(20,000)	(190,000)	(310,500)
Proceeds from Term Loans, net of fees	—	489,884	1,483,337
Payments on settlement of convertible debt	—	—	(499,721)
Payments for settlement of common stock warrants	—	(150,874)	(884,985)
Payment for the redemption of 8.25% Senior Notes	—	—	(253,805)
Payment for the redemption of 5.625% Senior Notes	(514,065)	—	—
Payment for the redemption of 5.75% Senior Notes	(825,795)	—	—
Proceeds from 2014 Senior Notes, net of fees	—	—	732,325
Proceeds from 2016 Senior Notes, net of fees	1,078,123	—	—
Proceeds from issuance of Tower Securities, net of fees	690,475	489,100	1,518,229
Repayment of Tower Securities	(550,000)	—	(680,000)
Repurchase and retirement of common stock, inclusive of fees	(545,689)	(450,073)	—
Other financing activities	8,394	12,714	(19,582)
Net cash (used in) provided by financing activities	(288,557)	75,751	995,298
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,618	(12,993)	13,977
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	39,351	48,723	(80,512)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	146,619	97,896	178,408
End of year	$185,970	$146,619	$97,896

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2016	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$338,409	$322,396	$278,359
Income taxes	$9,655	$9,431	$7,525

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$1,386	$2,627	$1,290
Issuance of stock for settlement of convertible debt and warrants, net of hedges	$—	$—	$229

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

In October 2016, the Company announced its intention to take the necessary steps to qualify as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes. This is referred to as the REIT conversion. The Company believes that its business has been operated in a manner that complies with the REIT rules since January 1, 2016, and as a result, intends to make the election to be subject to tax as a REIT commencing with its taxable year ending December 31, 2016. Because the Company believes its business is currently operated in a manner that complies with the REIT rules, no further reorganization of its operations is necessary to complete the REIT conversion. As part of the REIT conversion, effective January 13, 2017, the Company completed the merger with its predecessor that was approved by its shareholders at a special meeting held on January 12, 2017, and as a result of the merger, the Company now holds, directly or indirectly through its subsidiaries, the assets held by its predecessor prior to the merger and conducts the existing businesses of its predecessor and its subsidiaries. Although the REIT rules do not require the completion of this merger, the Company completed the merger to facilitate its compliance with the REIT rules by ensuring the effective adoption of certain REIT-related ownership limitations and transfer restrictions related to our capital stock.

As of December 31, 2016, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2016, the Company owned and operated 26,197 towers of which 15,922 are domestic and 10,275 are international.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, money market funds, commercial paper, highly liquid short-term investments, and other marketable securities with an original maturity of three months or less at the time of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the Tower Securities as well as for payment and performance bonds and surety bonds issued for the benefit of the Company in the ordinary course of business, as well as collateral associated with workers’ compensation plans (see Note 4).

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

The Company accounts for its investments in privately held companies under the cost-method as it does not exert significant influence. The Company evaluates its cost-method investments for impairment at least annually. The Company determines the fair value of its cost-method investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its cost-method investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss associated with its cost-method investments during the years ended December 31, 2016,  2015, and 2014.

During the years ended December 31, 2016 and 2015, the Company received proceeds related to the sale or maturity of investments of $0.7 million and $89.7 million, respectively, and recorded a  gain of $38.3 million in the year ended December 31, 2015.  During the year ended December 31, 2016,  no gain or loss was recorded related to the sale or maturity of investments. The proceeds are reflected in Net cash used in investing activities on the Consolidated Statements of Cash Flows, and the related gain or loss on sale or maturity is reflected in Other income (expense), net in the accompanying Consolidated Statement of Operations. The aggregate carrying value of the Company’s investments was approximately $8.1 million and $8.8 million as of December 31, 2016 and 2015, respectively, and is classified within short-term investments and other assets on the Company’s consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $1.0 million, $0.8 million, and $0.3 million of interest cost was capitalized in 2016,  2015 and 2014, respectively.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest—Imputation of Interest. The standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 effective January 1, 2016 and reclassified $90.2 million from deferred financing fees, net to long-term debt in the December 31, 2015 Consolidated Balance Sheet.

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

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $10.2 million, $10.9 million, and $12.4 million in 2016,  2015, and 2014, respectively. Amortization expense was $11.3 million, $9.0 million, and $6.8 million for the years ended December 31, 2016,  2015 and 2014, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, unamortized deferred lease costs were $29.7 million and $30.6 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

The Company recognized impairment charges of $30.2 million, $94.8 million, and $23.8 million for the years ended December 31, 2016,  2015 and 2014, respectively. Refer to Note 3 for further detail of these amounts.

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

The following is a rollforward of the allowance for doubtful accounts:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Beginning balance	$1,681	$889	$686
Provision for doubtful accounts	22,516	896	365
Write-offs, net of recoveries	(614)	(72)	(135)
Currency translation adjustment	935	(32)	(27)
Ending balance	$24,518	$1,681	$889

On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Prior to the filing of the reorganization petition, Oi was current in all payment obligations to the Company. These obligations related to periods ending on or before April 30, 2016. As a result of the relief provisions available in a judicial reorganization proceeding, obligations of Oi to the Company arising from the periods from May 1, 2016 to June 20, 2016 remain unpaid. Due to the uncertainty surrounding the recoverability of amounts owed by Oi relating to services provided prior to the date of Oi’s petition, the Company has recorded a $16.5 million bad debt provision (the “Oi reserve”) which covers amounts owed or potentially owed by Oi as of the filing date. Under Brazilian law governing judicial reorganizations, the contracts governing post-petition obligations such as tower rents remain unchanged, and debtors do not have the ability to reject or terminate the contracts other than pursuant to their original terms. Since the filing, the Company has received all rental payments due in connection with obligations of Oi accruing post-petition. The Oi reserve has been recorded in Selling, general, and administrative expense on the consolidated statement of operations.

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

The Company began operating as a REIT for federal income tax purposes effective January 1, 2016.  As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the IRS to be treated as a taxable REIT subsidiary (“TRS”) in conjunction with the Company's REIT election. The TRS elections permit SBA to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code.  A TRS is subject to federal and state income taxes on the income from these activities. Additionally, the Company has included in TRSs our tower operations in most foreign jurisdictions; however, the REIT holds selected tower assets in Puerto Rico and USVI. Those operations will continue to be subject to foreign taxes in the jurisdiction in which such assets and operations are located regardless of whether they are included in a TRS.

For the tax year ended December 31, 2016,  the Company will file separate federal tax returns for the REIT and TRS. The REIT had taxable income and utilized net operating losses (“NOLs”) to offset its distribution requirement. The TRS generated a NOL which will be carried forward to use in future years. Prior to the REIT conversion in 2016, the Company filed consolidated returns and had taxable income for the years ended December 31, 2015 and 2014 and utilized NOL carry-forwards. These NOL carry-forwards are retained by the REIT. The NOLs generated by the TRS in the current year are fully reserved by a valuation allowance.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and employee stock purchases under employee stock purchase plans. The Company records compensation expense, for stock options and restricted stock units on a straight-line basis over the vesting period. Compensation expense for employee stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. Any stock options granted to non-employees would be valued using the Black-Scholes option-pricing model based on the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to options granted to non-employees would be recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Compensation expense for restricted stock units is based on the fair market value of the units awarded at the date of the grant.

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

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Beginning balance	$6,309	$5,856	$5,312
Additions	1,091	781	599
Currency translation adjustment	121	(57)	(161)
Accretion expense	318	373	446
Removal	(290)	(50)	(188)
Revision in estimates	(1,107)	(594)	(152)
Ending balance	$6,442	$6,309	$5,856

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

In September 2015, the FASB issued ASU 2015-16 Business Combinations. The standard requires that the acquirer (1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (2) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (3) to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this standard prospectively effective January 1, 2016. The financial statement impact of adopting this standard was not material for any period presented.

Cash Flows

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to decrease the diversity in practice in how certain cash receipts and cash payments are presented in the Consolidated Statement of Cash Flows. The standard requires that (1) cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities, (2) contingent consideration payments made soon after the acquisition date of a business combination be classified as cash outflows for investing activities, and (3) contingent consideration payments not made soon after the acquisition date of a business combination be separated with cash payments up to the amount of the contingent consideration at the acquisition date be classified as financing activities and any excess be classified as operating activities. The Company adopted the standard retrospectively effective January 1, 2016. The financial statement impact of adopting this standard was not material for any period presented.

In November 2016, the FASB issued ASU 2016-18,  Statement of Cash Flows. The standard requires cash and cash equivalent balances to include restricted cash equivalents. The Company adopted this standard as of January 1, 2016. Prior year periods have been adjusted to conform to the current year presentation.

Intercompany Loans

On November 25, 2014, two wholly owned subsidiaries of the Company, Brazil Shareholder I, LLC, a Florida limited liability company, and SBA Torres Brasil, Limitada, a limitada existing under the laws of the Republic of Brazil, entered into an intercompany loan agreement where from time to time the entities may agree to lend/borrow amounts up to $750.0 million. As of December 31, 2016, the outstanding balance under this agreement was $433.3 million.

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expenses), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. For the years ended December 31, 2016, 2015,  and 2014,  the Company recorded  a $90.0 million gain, a $178.9 million loss,  and a $23.0 million loss, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB released an updated standard regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective in the first quarter of 2018. Early adoption is permitted but not before the first quarter of 2017. This standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect being recognized at the date of initial application. The Company is evaluating the standard and does not expect a material financial statement impact upon adoption since the standard only affects our site development segment which represents approximately 6% of our total revenues.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This standard is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company has established a cross functional project plan to assess the impact of the standard, expects this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months, and continues to assess additional impacts to its consolidated financial statements, including the consolidated statement of operations.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The standard is required to be applied prospectively. The Company is evaluating the standard, including the impact on its consolidated financial statements.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions was $4.1 million and $7.2 million as of December 31, 2016 and 2015, respectively. The maximum potential obligation related to the performance targets was $5.8 million and $10.2 million as of December 31, 2016 and 2015, respectively.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the year
	ended December 31,
	2016	2015	2014

Asset impairment (1)	$19,217	$10,287	$3,042
Impairment of fiber assets (2)	—	56,733	—
Gain on sale of fiber assets (2)	(8,919)	—	—
Write-off of carrying value of decommissioned towers	12,967	21,231	15,342
Other third party decommission costs	4,549	5,378	5,417
Write-off and disposal of former corporate headquarters	2,345	1,154	—
Other disposal costs	83	—	—
Total asset impairment and decommission costs	$30,242	$94,783	$23,801

(1)Represents impairment charges resulting from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers.

(2)The impairment review of the fiber assets acquired in the 2012 Mobilitie transaction was triggered by a strategic decision made by the Company in 2015. The gain in 2016 related to the sale of these fiber assets.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million in certificate of deposits as of December 31, 2015, and $0.2 million in Treasury securities as of December 31, 2016 and 2015. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of December 31, 2016, the carrying value and fair value of the long-term investments, including current portion, were $0.7 million. As of December 31, 2015, the carrying value and fair value of the long-term investments, including current portion, was $0.8 million and $0.9 million, respectively. These amounts are recorded in Other Assets in the accompanying Consolidated Balance Sheets.

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

4.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Cash and cash equivalents	$146,109	$118,039	$39,443
Restricted cash - short term	36,786	25,353	52,519
Restricted cash - long term	3,075	3,227	5,934
Total cash, cash equivalents, and restricted cash	$185,970	$146,619	$97,896

Restricted cash consists of the following:

	As of	As of
	December 31, 2016	December 31, 2015	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$36,607	$25,135	Restricted cash - current asset
Payment and performance bonds	179	218	Restricted cash - current asset
Surety bonds and workers compensation	3,075	3,227	Other assets - noncurrent
Total restricted cash	$39,861	$28,580

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2016, the Company had $39.2 million in surety, payment and performance bonds for which it is only required to post $0.5 million in collateral. As of December 31, 2015, the Company had $38.6 million in surety, payment and performance bonds for which it is only required to post $0.7 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2016 and 2015, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

5.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2016	December 31, 2015

	(in thousands)
Long-term investments	$7,884	$8,140
Prepaid land rent	191,615	158,176
Straight-line rent receivable	302,893	267,682
Deferred lease costs, net	29,660	30,577
Deferred financing fees, net	2,979	3,919
Other	52,343	32,760
Total other assets	$587,374	$501,254

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2016	2015	2014
Tower acquisitions (number of towers)	531	893	4,030

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Towers and related intangible assets	$214,686	$525,802	$1,540,258
Land buyouts and other assets (1)	62,149	83,728	44,964
Total cash acquisition capital expenditures	$276,835	$609,530	$1,585,222

(1)

In addition, the Company paid $14.1 million, $16.3 million, and $10.8 million for ground lease extensions during the years ending 2016, 2015, and 2014, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheet.

During the year ended December 31, 2016, the Company acquired 531 completed towers and related assets and liabilities for $214.7 million in cash consisting of $72.8 million of property and equipment,  $144.4 million of intangible assets, and $2.5 million of working capital adjustments.

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

The estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. The effect of material measurement period adjustments to the estimated fair values is recognized in the reporting period in which the adjustment amounts are determined and calculated as if the adjustments had been completed at the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods.

Subsequent to December 31, 2016, the Company acquired 42 towers and related assets for $17.3 million in cash.

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

The Company measures its foreign currency forward contracts, which are recorded in Prepaid and other current assets, at fair value based on indicative prices in active markets (Level 2 inputs). These contracts do not qualify for hedge accounting and as such any gains and losses are reflected within Other Income, net in the accompanying Consolidated Statement of Operations. As of December 31, 2016, the Company does not have any pending forward contracts.

7.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2016			As of December 31, 2015
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,141,968	$(1,401,025)	$2,740,943	$3,904,864	$(1,118,493)	$2,786,371
Network location intangibles	1,515,348	(599,367)	915,981	1,446,293	(497,251)	949,042
Intangible assets, net	$5,657,316	$(2,000,392)	$3,656,924	$5,351,157	$(1,615,744)	$3,735,413

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $369.9 million, $363.1 million, and $338.4 million for the years ended December 31, 2016,  2015 and 2014, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2017	$376,482
2018	376,393
2019	376,095
2020	375,253
2021	342,972

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including vehicles held under capital leases) consists of the following:

	As of	As of
	December 31, 2016	December 31, 2015

	(in thousands)
Towers and related components	$4,563,756	$4,370,664
Construction-in-process	38,926	32,730
Furniture, equipment, and vehicles	50,671	48,018
Land, buildings, and improvements	578,680	524,847
Total property and equipment	5,232,033	4,976,259
Less: accumulated depreciation	(2,439,957)	(2,193,906)
Property and equipment, net	$2,792,076	$2,782,353

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $268.1 million, $296.5 million, and $287.8 million for the years ended December 31, 2016,  2015, and 2014, respectively. At December 31, 2016 and 2015, non-cash capital expenditures that are included in accounts payable and accrued expenses were $7.0 million and $9.5 million, respectively.

9.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2016	December 31, 2015

	(in thousands)
Costs incurred on uncompleted contracts	$34,577	$78,849
Estimated earnings	11,185	29,333
Billings to date	(36,027)	(95,055)
	$9,735	$13,127

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2016	December 31, 2015

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,127	$16,934
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(1,392)	(3,807)
	$9,735	$13,127

At December 31, 2016 and 2015, eight significant customers comprised 81.6% and 95.9%,  respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2016	2015	2014

AT&T Wireless (1)	25.7%	24.2%	23.0%
T-Mobile	17.0%	16.0%	15.5%
Sprint	16.1%	19.6%	23.4%
Verizon Wireless	15.2%	13.8%	12.0%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2016	2015	2014

AT&T Wireless (1)	32.7%	31.9%	30.1%
Sprint	19.8%	22.3%	25.6%
T-Mobile	19.6%	19.0%	19.2%
Verizon Wireless	18.2%	16.3%	14.4%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2016	2015	2014

Oi S.A.	43.9%	48.8%	44.3%
Telefonica	26.4%	24.7%	28.8%

	For the year ended December 31,
Percentage of Site Development Revenue	2016	2015	2014

T-Mobile	28.4%	17.6%	8.5%
Verizon Wireless	16.5%	14.8%	10.1%
Sprint	11.7%	28.5%	36.7%
Ericsson, Inc.	5.0%	15.3%	16.8%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

Five significant customers comprised 59.3% of total gross accounts receivable at December 31, 2016 compared to five significant customers which comprised 62.1% of total gross accounts receivable at December 31, 2015.

11.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2016	December 31, 2015

	(in thousands)
Accrued earnouts	$4,128	$7,230
Salaries and benefits	11,910	14,253
Real estate and property taxes	7,644	7,899
Other	37,447	34,373
Total accrued expenses	$61,129	$63,755

12.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2016			December 31, 2015
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$—	$—	$—	$500,000	$521,250	$494,955
5.750% Senior Notes	July 15, 2020	—	—	—	800,000	832,000	791,243
2014 Senior Notes	July 15, 2022	750,000	763,125	736,992	750,000	744,375	735,010
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,083,500	1,078,954	—	—	—
2010-2C Tower Securities	April 11, 2017	—	—	—	550,000	558,223	548,268
2012-1C Tower Securities	Dec. 11, 2017	610,000	610,165	607,157	610,000	611,879	604,229
2013-1C Tower Securities	April 10, 2018	425,000	423,381	422,768	425,000	416,959	421,099
2013-2C Tower Securities	April 11, 2023	575,000	563,322	567,545	575,000	565,541	566,523
2013-1D Tower Securities	April 10, 2018	330,000	334,521	328,225	330,000	332,676	326,918
2014-1C Tower Securities	Oct. 8, 2019	920,000	922,199	912,219	920,000	910,368	909,595
2014-2C Tower Securities	Oct. 8, 2024	620,000	608,921	612,641	620,000	608,084	611,853
2015-1C Tower Securities	Oct. 8, 2020	500,000	495,145	491,289	500,000	489,680	489,496
2016-1C Tower Securities	July 9, 2021	700,000	688,072	691,322	—	—	—
Revolving Credit Facility	Feb. 5, 2020	390,000	390,000	390,000	—	—	—
2014 Term Loan	Mar. 24, 2021	1,462,500	1,467,984	1,452,039	1,477,500	1,447,950	1,464,774
2015 Term Loan	June 10, 2022	492,500	494,347	484,432	497,500	486,306	488,107
Total debt		$8,875,000	$8,844,682	$8,775,583	$8,555,000	$8,525,291	$8,452,070
Less: current maturities of long-term debt				(627,157)			(20,000)
Total long-term debt, net of current maturities				$8,148,426			$8,432,070

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2016 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2017	$630,000
2018	775,000
2019	940,000
2020	910,000
2021	2,107,500

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the years ended December 31, 2016,  2015, and 2014, respectively:

	For the year ended December 31,
	2016		2015		2014
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
4.0% Convertible Senior Notes	$—	$—	$—	$—	$12,520	$26,266
8.25% Senior Notes	—	—	—	—	12,513	121
5.625% Senior Notes	21,094	—	28,125	—	28,125	—
5.75% Senior Notes	28,494	—	46,000	—	46,000	—
2014 Senior Notes	36,563	689	36,563	655	18,281	315
2016 Senior Notes	20,258	348	—	—	—	—
2010 Tower Securities	15,213	—	28,230	—	51,237	—
2012-1C Tower Securities	18,107	—	18,111	—	18,085	—
2013 Tower Securities	43,217	—	43,217	—	43,217	—
2014 Tower Securities	51,138	—	51,138	—	10,796	—
2015-1C Tower Securities	15,939	—	3,453	—	—	—
2016-1C Tower Securities	9,898	—	—	—	—	—
Revolving Credit Facility	4,167	—	5,552	—	4,591	—
2011 Term Loan	—	—	—	—	696	7
2012-1 Term Loan	—	—	3,959	—	4,534	—
2012-2 Term Loan	—	—	—	—	424	4
2014 Term Loan	48,962	510	48,992	492	41,338	399
2015 Term Loan	16,487	656	9,243	358	—	—
Other	(366)	—	(217)	—	243	—
Total	$329,171	$2,203	$322,366	$1,505	$292,600	$27,112

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

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2016, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

During the year ended December 31, 2016, the Company borrowed $580.0 million and repaid $190.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2016,  $390.0 million was outstanding under the Revolving Credit Facility.

Subsequent to December 31, 2016, the Company repaid $95.0 million of the outstanding balance under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

Repricing Amendment to the Senior Credit Agreement

On January 20, 2017, the Company amended its Senior Credit Agreement, primarily to reduce the stated rate of interest applicable to its senior secured term loans.  As amended, our senior secured term loans accrue interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor).

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

During the year ended December 31, 2015, the Company repaid the entire outstanding balance of $172.5 million on the 2012-1 Term Loan. Included in this amount was a prepayment of $160.0 million made on November 18, 2015. In connection with the prepayment, the Company expensed $0.8 million of net deferred financing fees.

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

During the year ended December 31, 2013, the Company repaid $190.0  million on the 2012-2 Term Loan.

On February 7, 2014, the Company repaid the remaining $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, the Company expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2016, the 2014 Term Loan was accruing interest at 3.27% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2016, the Company repaid $15.0 million of principal on the 2014 Term Loan. As of December 31, 2016, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of December 31, 2016, the 2015 Term Loan was accruing interest at 3.27% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.1 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2016, the Company repaid $5.0 million of principal on the 2015 Term Loan. As of December 31, 2016, the 2015 Term Loan had a principal balance of $492.5 million.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2012-1C Tower Securities, 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, and 2016-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,535 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2012-1C, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, and Secured Tower Revenue Securities Series 2016-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2012-1C, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, and Secured Tower Revenue Securities Series 2016-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as short-term restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if any of the Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to Network Management, fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. Furthermore, the advance rents reserve requirement states that the Borrowers are required to maintain an advance rents reserve at any time the monthly tenant Debt Service Coverage Ratio is equal to or less than 2:1 and for two calendar months after such coverage ratio again exceeds 2:1. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2016, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1C Tower Securities (the “2010-1C Tower Securities”) and $550.0 million of 2010-2C Tower Securities (the “2010-2C Tower Securities”) (together the “2010 Tower Securities”). The 2010-1C Tower Securities had an annual interest rate of 4.254%, and the 2010-2C Tower Securities had an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010–1C Tower Securities were April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2C Tower Securities were April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (“the Borrowers”). The Company incurred deferred financing fees of $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

On October 15, 2014, the Company repaid in full the 2010-1C Tower Securities with proceeds from the 2014 Tower Securities (defined below). In connection with the prepayment, the Company expensed $1.1 million of net deferred financing fees.

On July 15, 2016, the Company repaid in full the 2010-2C Tower Securities with proceeds from the 2016-1C Tower Securities. Additionally, the Company expensed $1.0 million of deferred financing fees related to the redemption of the 2010-2C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company has incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

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

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company incurred deferred financing fees of $9.5 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

In connection with the issuance of the 2016-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (i) the outstanding principal amount of the mortgage loan was increased by $700.0 million and (ii) the Borrowers became jointly and severally liable for the aggregate $4.7 billion borrowed under the mortgage loan corresponding to the 2012-1C Tower Securities, 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, and the newly issued 2016-1C Tower Securities.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (“4.0% Notes”). Interest was payable semi-annually on April 1 and October 1. As of December 31, 2014, the Company settled its conversion obligations and associated convertible note hedges. During the year ended December 31, 2015, the Company settled the remaining outstanding warrants for $150.9 million, representing approximately 2.1 million underlying shares.

Senior Notes

8.25% Senior Notes

On July 24, 2009, Telecommunications issued $375.0 million of unsecured senior notes which were due August 15, 2019 (the “8.25% Senior Notes”). The 8.25% Senior Notes had an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. The 8.25% Senior Notes were repaid in full on August 15, 2014. In connection with the redemption of the 8.25% Senior Notes, the Company paid $10.1 million as a premium on redemption of the 8.25% Senior Notes and expensed $1.2 million and $3.3 million of debt discount and deferred financing fees, respectively.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrued interest at a rate of 5.75% and were issued at par. The Company incurred deferred financing fees of $14.0 million in relation to this transaction which were being amortized through the maturity date.

On August 15, 2016, the Company used proceeds from the 2016 Senior Notes to redeem the full $800.0 million in aggregate principal amount of the 5.75% Senior Notes and to pay $25.8 million for the call premium and accrued interest on the redemption of the notes. Additionally, the Company expensed $7.7 million of deferred financing fees related to the redemption of the notes. The call premium and the write-off of deferred financing fees are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

On October 1, 2016, the Company redeemed the 5.625% Senior Notes in full. On October 3, 2016, the Company repaid $500.0 million in outstanding principal, $14.1 million related to the call premium on the early redemption of the notes, and $14.1 million in accrued interest.  Repayment was made using (1) the proceeds from the 2016 Senior Notes, (2) borrowings under the Revolving Credit Facility, and (3) cash on hand. In addition, the Company expensed $4.1 million of deferred financing fees related to the redemption of the notes. The call premium and the write-off of deferred financing fees are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

The 2014 Senior Notes are subject to redemption in whole or in part on or after July 15, 2017 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2017, the Company may at its option redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2017, July 15, 2018, July 15, 2019, or July 15, 2020 until maturity, the redemption price will be 103.656%,  102.438%,  101.219% and 100.000%, respectively, of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2016 Senior Notes

On August 15, 2016, the Company issued $1.1 billion of unsecured senior notes due September 1, 2024. The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Company incurred deferred financing fees of $12.8 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

The 2016 Senior Notes are subject to redemption in whole or in part on or after September 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to September 1, 2019, the Company may at its option redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on September 1, 2019,  September 1, 2020,  September 1, 2021, or September 1, 2022 until maturity, the redemption price will be 103.656%,  102.438%,  101.219% and 100.000%, respectively, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC (as defined in the Indentures) to incur liens securing indebtedness.

13.SHAREHOLDERS’ EQUITY

Stock Repurchases

On April 27, 2011, the Company’s Board of Directors authorized a stock repurchase plan. This plan authorized the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the year ended December 31, 2014, the Company did not repurchase any shares in conjunction with the stock repurchase plan. During the year ended December 31, 2015, the Company repurchased 1.3 million shares of its Class A common stock at an average price of $114.96 with the remaining $150.0 million authorized under the $300.0 million stock repurchase plan, completing this plan. Shares purchased were retired.

On  June 4, 2015, the Company’s Board of Directors authorized a new stock repurchase plan. This plan authorized the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the year ended December 31, 2015, the Company repurchased an additional 2.7 million shares of its Class A common stock under this stock repurchase plan for $300.0 million at a weighted average price per share of $112.04. During the year ended December 31, 2016, the Company repurchased 5.3 million shares of its Class A common stock under this stock repurchase program for $545.7 million, including commissions, at a weighted average price per share of $102.14. As of December 31, 2016, the Company had a remaining authorization to repurchase $154.4 million of Class A common stock under the $1.0 billion stock repurchase plan dated June 4, 2015. Subsequent to December 31, 2016, the Company repurchased 42,163 shares of its Class A common stock under the stock repurchase plan dated June 4, 2016 for $4.4 million at a weighted average price per share of $104.81.  Shares purchased were retired.

On January 12, 2017, the Company’s Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion.  As of the date of this filing, the Company had the full $1.0  billion authorization remaining under the current stock repurchase program.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 14).

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2016,  2015 and 2014, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2016, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On March 3, 2015, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time it issues securities under this registration statement. For the year ended December 31, 2016, the Company did not issue any securities under this automatic shelf registration statement.

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

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, the 2001 Equity Participation Plan was terminated and the Company is no longer eligible to issue shares pursuant to that plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock, of which 8.8 million shares remain available for future issuance as of December 31, 2016. However, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million shares, of which 6.8 million shares remain available for future issuance as of December 31, 2016.

Stock Options

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses a combination of historical data and historical volatility to establish the expected volatility. Historical data is used to estimate the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	For the year ended December 31,
	2016	2015	2014

Risk free interest rate	1.11% - 1.43%	1.21% - 1.46%	1.15% - 1.37%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	20.0%	20.0%	22.0%
Expected lives	4.7 years	4.6 years	4.4 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2016,  2015 and 2014 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2013	2,979	$48.30
Granted	1,121	$95.51
Exercised	(780)	$36.34
Canceled	(44)	$81.21
Outstanding at December 31, 2014	3,276	$66.85
Granted	1,076	$124.24
Exercised	(495)	$51.58
Canceled	(63)	$93.74
Outstanding at December 31, 2015	3,794	$84.66
Granted	1,357	$96.64
Exercised	(603)	$46.03
Canceled	(101)	$105.37
Outstanding at December 31, 2016	4,447	$93.09	4.6	$66,625
Exercisable at December 31, 2016	1,633	$77.54	3.3	$47,345
Unvested at December 31, 2016	2,814	$102.11	5.3	$19,280

The weighted-average fair value of options granted during the years ended December 31, 2016,  2015 and 2014 was $19.19,  $24.75, and $19.49, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2016,  2015 and 2014 was $36.8 million, $33.0 million and $49.2 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2016,  2015 and 2014 was approximately $27.4 million, $25.4 million, and $28.3 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2016,  2015 and 2014, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $103.26 as of December 31, 2016. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $40.00	92	0.6	$35.06	92	$35.06
$40.01 - $70.00	435	1.9	$46.11	435	$46.11
$70.01 - $100.00	2,897	4.9	$91.00	851	$84.18
$100.01 - $130.00	1,023	5.2	$124.20	255	$124.19
	4,447			1,633

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2015	2,445	$21.43
Shares granted	1,357	$19.19
Vesting during period	(897)	$20.64
Forfeited	(91)	$20.82
Unvested as of December 31, 2016	2,814	$20.62

As of December 31, 2016, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $37.5 million. That cost is expected to be recognized over a weighted average period of 2.5 years.

The total fair value of options vested during 2016,  2015, and 2014 was $18.5 million, $15.1 million, and $11.5 million, respectively.

Restricted Stock Units

The following table summarized the Company’s restricted stock unit activity for the year ended December 31, 2016:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Shares	Share
	(in thousands)
Outstanding at December 31, 2015	277	$97.14
Granted	137	$96.76
Vested	(114)	$84.44
Forfeited/canceled	(9)	$103.15
Outstanding at December 31, 2016	291	$101.74

As of December 31, 2016, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $19.9 million and is expected to be recognized over a weighted-average period of 2.5 years.

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

For the year ended December 31, 2016,  31,165 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $2.7 million, compared to the year ended December 31, 2015 when 26,898 shares of Class A common stock were issued under the 2008 Purchase Plan which resulted in cash proceeds to the Company of $2.6 million. At December 31, 2016,  273,174 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.5 million, $0.5 million, and $0.4 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plans for each of the years ended December 31, 2016,  2015, and 2014.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2016,  2015, and 2014, respectively:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$418	$405	$386
Selling, general and administrative	32,497	28,342	22,285
Total cost of non-cash compensation included
in loss before provision for income taxes	32,915	28,747	22,671
Amount of income tax recognized in earnings	—	—	—
Amount charged against loss	$32,915	$28,747	$22,671

In addition, the Company capitalized $0.5 million, $0.5 million and $0.3 million of non-cash compensation for the years ended December 31, 2016,  2015 and 2014, respectively, to fixed assets.

15.INCOME TAXES

As discussed in Note 2, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2016.  As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) except to the extent offset by NOLs.  In addition, the Company must meet a number of other organizational and operational requirements. It is management's intention to adhere to these requirements and maintain the Company's REIT status. Most states where SBA operates conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit SBA to engage in certain business activities in which the REIT may not engage directly.  A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT are included in its consolidated financial statements.

Income (loss) before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)

Domestic	$(28,671)	$(22,698)	$(16,623)
Foreign	115,974	(143,897)	963
Total	$87,303	$(166,595)	$(15,660)

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Current provision:
State	$1,535	$2,752	$1,099
Foreign	8,121	6,314	7,006
Total current	9,656	9,066	8,105

Deferred provision (benefit) for taxes:
Federal	170,177	(3,023)	1,458
State	22,992	(3,106)	(887)
Foreign	30,425	(40,636)	(472)
Change in valuation allowance	(222,185)	46,760	431
Total deferred	1,409	(5)	530
Total provision for income taxes	$11,065	$9,061	$8,635

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2016	2015	2014

	(in thousands)
Statutory federal expense (benefit)	$30,555	$(58,307)	$(5,481)
Foreign tax rate differential	1,083	3,534	3,844
State and local tax expense (benefit)	3,941	(230)	138
Effect of REIT election	205,317	—	—
Permanent differences	(3,577)	4,892	5,644
Foreign dividend income	—	—	3,700
Foreign tax rate change	—	—	1,374
Foreign exchange rate changes	(5,822)	9,212	(799)
Other	1,753	3,200	(216)
Valuation allowance	(222,185)	46,760	431
Provision for income taxes	$11,065	$9,061	$8,635

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2016	2015

	(in thousands)
Noncurrent deferred tax assets:
Net operating losses	$50,143	$369,924
Property, equipment, and intangible basis differences	2,583	28,226
Accrued liabilities	12,264	45,885
Non-cash compensation	19,908	14,913
Deferred revenue	3,904	43,608
Allowance for doubtful accounts	6,187	647
Currency translation	33,088	57,015
Other	1,032	4,357
Valuation allowance	(70,233)	(292,871)
Total noncurrent deferred tax assets, net (1)	58,876	271,704

Noncurrent deferred tax liabilities:
Property, equipment, and intangible basis differences	(65,459)	(242,763)
Straight-line rents	(18,081)	(28,058)
Deferred lease costs	(1,087)	(11,611)
Other	(922)	(14,448)
Total noncurrent deferred tax liabilities, net (1)	$(26,673)	$(25,176)

(1)Of these amounts, $774 and $27,447 are included in Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2016. As of December 31, 2015, $619 and $25,795 are included in Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for the majority of its deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $70.2 million and $292.9 million were being carried to offset net deferred income tax assets as of December 31, 2016 and 2015, respectively. The net change in the valuation allowance for the years ended December 31, 2016 and 2015 was $(222.6) million and $25.6 million, respectively. As a result of the REIT conversion, the Company has reversed net deferred tax assets and the related valuation allowance of the subsidiaries included in the REIT in the amount of $205.3 million.

The Company has available at December 31, 2016, a federal NOL carry-forward of approximately $1.2 billion. These NOL carry-forwards will expire between 2021 and 2036.  As of December 31, 2016, $1.1 billion of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.  The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2016, a foreign NOL carry-forward of $66.6 million and a net state operating tax loss carry-forward of approximately $502.0 million. These net operating tax loss carry-forwards begin to expire in 2017.

The U.S. tax losses generated in tax years 1999 through 2013 remain subject to adjustment, and tax years 2013 through 2016 are open to examination by the major jurisdictions in which the Company operates.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $92.8 million at December 31, 2016.  $60.3 million of these earnings are considered to be permanently reinvested; accordingly, no U.S. Federal and state income taxes have been provided thereon. It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As discussed in Note 2, the Company adopted ASU 2016-09 during 2016.  Prior to 2016, no tax benefit was recognized in equity related to equity-based compensation as our excess tax benefits did not reduce taxes payable.  During 2016, we recognized $27.327.3 million of excess tax deductions in our income tax provision that are ultimately offset with a valuation allowance at the TRS for no net benefit.

16.COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2152. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through August 2020.

The annual minimum lease payments under non-cancelable operating and capital leases for the next five years as of December 31, 2016 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2017	$1,500	$195,954
2018	1,149	199,780
2019	572	201,863
2020	169	203,323
2021	—	205,767
Total minimum lease payments	3,390
Less: amount representing interest	(172)
Present value of future payments	3,218
Less: current obligations	(1,715)
Long-term obligations	$1,503

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

Rent expense for operating leases was $253.7 million, $239.8 million and $223.4 million for the years ended December 31, 2016,  2015 and 2014, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2016,  2015 and 2014 was $25.0 million, $24.4 million and $23.3 million, respectively.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases for the next five years as of December 31, 2016 are as follows:

For the year ended December 31,	(in thousands)
2017	$1,361,056
2018	1,216,566
2019	1,034,418
2020	803,080
2021	516,152

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

Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2016,  2015, and 2014 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $5.7 million, $4.1 million, and $18.7 million, respectively. As of December 31, 2016, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $4.1 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $5.8 million and $10.2 million as of December 31, 2016 and 2015, respectively.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2016,  2015 and 2014, respectively.

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

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the year ended December 31, 2016	(in thousands)
Revenues	$1,273,866	$264,204	$95,055	$—	$1,633,125
Cost of revenues (2)	260,941	81,274	78,682	—	420,897
Operating profit	1,012,925	182,930	16,373	—	1,212,228
Selling, general, and administrative	72,701	35,897	13,039	21,712	143,349
Acquisition related adjustments and expenses	6,233	6,907	—	—	13,140
Asset impairment and decommission costs	26,073	1,824	—	2,345	30,242
Depreciation, amortization and accretion	509,108	119,466	3,402	6,213	638,189
Operating income (loss)	398,810	18,836	(68)	(30,270)	387,308
Other expense (principally interest expense
and other expense)				(300,005)	(300,005)
Income before provision for income taxes					87,303
Cash capital expenditures (3)	310,256	102,282	1,955	3,710	418,203
For the year ended December 31, 2015
Revenues	$1,236,758	$243,876	$157,840	$—	$1,638,474
Cost of revenues (2)	252,493	72,162	119,744	—	444,399
Operating profit	984,265	171,714	38,096	—	1,194,075
Selling, general, and administrative	67,413	16,196	12,247	19,095	114,951
Acquisition related adjustments and expenses	9,975	1,889	—	—	11,864
Asset impairment and decommission costs	93,977	806	—	—	94,783
Depreciation, amortization and accretion	534,436	118,886	3,662	3,037	660,021
Operating income (loss)	278,464	33,937	22,187	(22,132)	312,456
Other expense (principally interest expense
and other expense)				(479,051)	(479,051)
Loss before provision for income taxes					(166,595)
Cash capital expenditures (3)	709,337	94,693	3,495	13,339	820,864
For the year ended December 31, 2014
Revenues	$1,157,293	$202,909	$166,794	$—	$1,526,996
Cost of revenues (2)	247,237	54,076	127,172	—	428,485
Operating profit	910,056	148,833	39,622	—	1,098,511
Selling, general, and administrative	67,611	16,762	9,074	9,870	103,317
Acquisition related adjustments and expenses	3,351	4,447	—	—	7,798
Asset impairment and decommission costs	21,538	2,263	—	—	23,801
Depreciation, amortization and accretion	515,150	104,447	2,453	5,022	627,072
Operating income (loss)	302,406	20,914	28,095	(14,892)	336,523
Other expense (principally interest expense
and other expense)				(352,183)	(352,183)
Loss before provision for income taxes					(15,660)
Cash capital expenditures (3)	547,774	1,221,786	3,851	24,352	1,797,763

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

	(in thousands)
Assets
As of December 31, 2016	$5,396,394	$1,839,703	$43,769	$81,079	$7,360,945
As of December 31, 2015	$5,587,476	$1,564,496	$56,631	$104,377	$7,312,980

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

19.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(in thousands, except per share amounts)
Revenues	$416,505	$411,319	$405,532	$399,769
Operating income	107,430	108,210	74,066	97,602
Depreciation, accretion, and amortization	(158,554)	(160,111)	(159,723)	(159,801)
Loss from extinguishment of debt, net	(18,189)	(34,512)	—	—
Net income (loss)	5,256	(15,370)	32,711	53,641

Net income (loss) per common share - basic	$0.04	$(0.12)	$0.26	$0.43
Net income (loss) per common share - diluted	0.04	(0.12)	0.26	0.43

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
	(in thousands, except per share amounts)
Revenues	$406,941	$410,735	$410,704	$410,094
Operating income	82,129	43,083	98,163	89,081
Depreciation, accretion, and amortization	(161,461)	(164,330)	(162,377)	(171,853)
Loss from extinguishment of debt, net	(783)	—	—	—
Net income (loss)	31,019	(155,946)	28,305	(79,034)

Net income (loss) per common share - basic	$0.25	$(1.23)	$0.22	$(0.61)
Net income (loss) per common share - diluted	0.24	(1.23)	0.22	(0.61)

Basic and diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares for the period. Potentially dilutive instruments have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because net income (loss) per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

20.EARNINGS PER SHARE

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

The following table sets forth basic and diluted net income per common share for the years ended December 31, 2016,  2015, and 2014 (in thousands, except per share data):

	For the year ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$76,238	$(175,656)	$(24,295)
Denominator:
Basic weighted-average shares outstanding	124,448	127,794	128,919
Dilutive impact of stock options and restricted shares	696	—	—
Diluted weighted-average shares outstanding	125,144	127,794	128,919
Net income (loss) per common share:
Basic	$0.61	$(1.37)	$(0.19)
Diluted	$0.61	$(1.37)	$(0.19)

For the year ended December 31, 2016, the diluted weighted average number of common shares outstanding excluded an additional 2.2 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the year ended December 31, 2015, all potential common stock equivalents, including 3.8 million shares of stock options outstanding and 0.3 million shares of restricted stock units outstanding, were excluded as the effect would be anti-dilutive.

For the year ended December 31, 2014, all potential common stock equivalents, including 3.3 million shares of stock options outstanding and 0.3 million shares of restricted stock units outstanding, were excluded as the effect would be anti-dilutive.