Form 10-Q
period 2017-03-31
SBA COMMUNICATIONS CORP
filed 2017-05-08
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 121,301,176  shares of Class A common stock as of April 30, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$132,222	$146,109
Restricted cash	30,674	36,786
Accounts receivable, net	74,214	78,344
Costs and estimated earnings in excess of billings on uncompleted contracts	13,108	11,127
Prepaid expenses and other current assets	51,049	52,205
Total current assets	301,267	324,571
Property and equipment, net	2,785,944	2,792,076
Intangible assets, net	3,605,548	3,656,924
Other assets	604,691	587,374
Total assets	$7,297,450	$7,360,945
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,628	$28,320
Accrued expenses	53,956	61,129
Current maturities of long-term debt	20,000	627,157
Deferred revenue	96,039	101,098
Accrued interest	19,214	44,503
Other current liabilities	9,756	11,240
Total current liabilities	228,593	873,447
Long-term liabilities:
Long-term debt, net	8,646,174	8,148,426
Other long-term liabilities	339,177	334,993
Total long-term liabilities	8,985,351	8,483,419
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 121,256 and 121,004 shares issued and outstanding at March 31, 2017
and December 31, 2016, respectively	1,213	1,210
Additional paid-in capital	2,029,480	2,010,520
Accumulated deficit	(3,604,288)	(3,637,467)
Accumulated other comprehensive loss, net	(342,899)	(370,184)
Total shareholders' deficit	(1,916,494)	(1,995,921)
Total liabilities and shareholders' deficit	$7,297,450	$7,360,945

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2017	2016
Revenues:
Site leasing	$397,550	$374,450
Site development	25,813	25,319
Total revenues	423,363	399,769
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	89,382	82,762
Cost of site development	21,588	19,833
Selling, general, and administrative (1)	34,223	30,406
Acquisition related adjustments and expenses	2,969	3,182
Asset impairment and decommission costs	8,351	6,183
Depreciation, accretion, and amortization	159,031	159,801
Total operating expenses	315,544	302,167
Operating income	107,819	97,602
Other income (expense):
Interest income	3,234	1,866
Interest expense	(77,602)	(83,804)
Non-cash interest expense	(705)	(455)
Amortization of deferred financing fees	(6,698)	(5,265)
Other income (expense), net	14,948	45,900
Total other expense	(66,823)	(41,758)
Income before provision for income taxes	40,996	55,844
Provision for income taxes	(3,398)	(2,205)
Net income	$37,598	$53,639
Net income per common share
Basic	$0.31	$0.43
Diluted	$0.31	$0.43
Weighted average number of common shares
Basic	121,049	125,398
Diluted	121,734	126,124

(1)	Includes non-cash compensation of $8,826 and $7,686 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2017	2016
Net income	$37,598	$53,639
Foreign currency translation adjustments	27,285	60,693
Comprehensive income	$64,883	$114,332

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2016	121,004	$1,210	$2,010,520	$(3,637,467)	$(370,184)	$(1,995,921)
Net income	—	—	—	37,598	—	37,598
Common stock issued in connection with
stock purchase/option plans	294	3	9,490	—	—	9,493
Non-cash compensation	—	—	9,470	—	—	9,470
Repurchase and retirement of common stock	(42)	—	—	(4,419)	—	(4,419)
Foreign currency translation adjustments	—	—	—	—	27,285	27,285
BALANCE, March 31, 2017	121,256	$1,213	$2,029,480	$(3,604,288)	$(342,899)	$(1,916,494)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,598	$53,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	159,031	159,801
Non-cash asset impairment and decommission costs	7,047	4,196
Non-cash compensation expense	9,277	7,785
Amortization of deferred financing fees	6,698	5,265
Gain on remeasurement of U.S. dollar denominated intercompany loan	(13,659)	(44,765)
Other non-cash items reflected in the Statements of Operations	35	(121)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	1,444	90
Prepaid expenses and other assets	(4,777)	(12,266)
Accounts payable and accrued expenses	(3,899)	(8,277)
Accrued interest	(25,290)	(14,552)
Other liabilities	(1,199)	(6,151)
Net cash provided by operating activities	172,306	144,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(42,651)	(91,832)
Capital expenditures	(35,747)	(36,060)
Other investing activities	(5,879)	(4,447)
Net cash used in investing activities	(84,277)	(132,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	—	70,000
Repayments under Revolving Credit Facility	(110,000)	(50,000)
Repayment of Term Loans	(5,000)	(5,000)
Repurchase and retirement of common stock, inclusive of fees	(4,419)	(50,012)
Other financing activities	7,147	1,689
Net cash used in financing activities	(112,272)	(33,323)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,744	6,032

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(20,499)	(14,986)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	185,970	146,619
End of period	$165,471	$131,633

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months
	ended March 31,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$102,875	$98,434
Income taxes	$2,806	$2,359

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$—	$273

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Intercompany Loans

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future.  For the three months ended March 31, 2017 and 2016,  the Company recorded a $13.7 million gain and a $44.8 million gain, respectively, on the remeasurement of intercompany loans. As of March 31, 2017, the outstanding balance under this agreement was $433.3 million.

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. The Company adopted this standard prospectively effective January 1, 2017. Under this update, substantially all of the Company’s acquisitions are expected to qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For asset acquisitions, external, direct transaction costs will be capitalized as a component of the cost of the asset acquired, while internal costs related to the asset acquisition will continue to be expensed as incurred. Additionally, earnout liabilities will be recognized at the time when the contingency is resolved or becomes payable and will increase the cost basis of the assets acquired. The adoption of ASU 2017-01 did not have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB released an updated standard regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company in the first quarter of 2018. Early adoption is permitted but not before the first quarter of 2017. This standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect being recognized at the date of initial application. The Company is evaluating the standard and does not expect a material financial statement impact upon adoption since the standard only affects the Company’s site development segment which represents approximately 6% of the Company’s total revenues.

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

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions prior to January 1, 2017 was $3.7 million and $4.1 million as of March 31, 2017 and December 31, 2016, respectively. The maximum potential obligation related to the performance targets prior to January 1, 2017 was $5.0 million and $5.8 million as of March 31, 2017 and December 31, 2016, respectively.

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

	For the three months
	ended March 31,
	2017	2016

Asset impairment (1)	$3,014	$—
Write-off of carrying value of decommissioned towers	3,971	4,196
Other third party decommission costs	1,366	1,987
Total asset impairment and decommission costs	$8,351	$6,183
(1)	Represents impairment charges resulting from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments.

Short-term investments consisted of $0.2 million in Treasury securities as of March 31, 2017 and December 31, 2016. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2017 and December 31, 2016,  the carrying value and fair value of the held-to-maturity investments were $0.7 million. These amounts are recorded in Other assets in the accompanying Consolidated Balance Sheets.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset weekly or monthly. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 137.5 to 200.0 basis points was set for the Revolving Credit Facility. Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of
	March 31, 2017	December 31, 2016	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$132,222	$146,109
Securitization escrow accounts	30,487	36,607	Restricted cash - current asset
Payment and performance bonds	187	179	Restricted cash - current asset
Surety bonds and workers compensation	2,575	3,075	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$165,471	$185,970

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2017 and December 31, 2016, the Company had $38.8 million and $39.2 million in surety, payment and performance bonds, respectively, for which it was only required to post $0.0 million and $0.5 million in collateral as of March 31, 2017 and December 31, 2016,  respectively. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2017 and December 31, 2016, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2017	December 31, 2016

	(in thousands)
Long-term investments	$8,379	$7,884
Prepaid land rent	194,819	191,615
Straight-line rent receivable	307,535	302,893
Deferred lease costs, net	29,172	29,660
Other	64,786	55,322
Total other assets	$604,691	$587,374

5.ACQUISITIONS

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months
	ended March 31,
	2017	2016

	(in thousands)
Towers and related intangible assets	$31,147	$74,844
Land buyouts and other assets (1)	11,504	16,988
Total cash acquisition capital expenditures	$42,651	$91,832

(1)

In addition, the Company paid $2.7 million and $3.6 million for ground lease extensions during the three months ended March 31, 2017 and 2016, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

The Company’s acquisitions generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions which qualify as asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to non-current, non-financial assets.

The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods.

For Business Combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration and any related tax impact.

The maximum potential obligation related to performance targets for business combinations and asset acquisitions was $8.6 million and $5.8 million as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, the Company acquired 90 completed towers and related assets and liabilities for $31.1 million in cash consisting of $12.1 million of property and equipment, $17.6 million of intangible assets, and $1.4 million of working capital adjustments.

Subsequent to March 31, 2017, the Company acquired 9 towers and related assets for $5.6 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2017			As of December 31, 2016
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,179,583	$(1,473,948)	$2,705,635	$4,141,968	$(1,401,025)	$2,740,943
Network location intangibles	1,525,534	(625,621)	899,913	1,515,348	(599,367)	915,981
Intangible assets, net	$5,705,117	$(2,099,569)	$3,605,548	$5,657,316	$(2,000,392)	$3,656,924

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $94.9 million and $90.2 million for the three months ended March 31, 2017 and 2016,  respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	March 31, 2017	December 31, 2016

	(in thousands)
Towers and related components	$4,601,648	$4,563,756
Construction-in-process	42,266	38,926
Furniture, equipment, and vehicles	51,004	50,671
Land, buildings, and improvements	590,869	578,680
Total property and equipment	5,285,787	5,232,033
Less: accumulated depreciation	(2,499,843)	(2,439,957)
Property and equipment, net	$2,785,944	$2,792,076

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $64.1 million and $69.5 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, non-cash capital expenditures that are included in accounts payable and accrued expenses were $4.7 million and $7.0 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2017	December 31, 2016

	(in thousands)
Costs incurred on uncompleted contracts	$29,946	$34,577
Estimated earnings	10,592	11,185
Billings to date	(27,721)	(36,027)
	$12,817	$9,735

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2017	December 31, 2016

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,108	$11,127
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(291)	(1,392)
	$12,817	$9,735

Eight significant customers comprised 88.2% and 81.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings at March 31, 2017 and December 31, 2016, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2017	December 31, 2016

	(in thousands)
Accrued earnouts	$3,667	$4,128
Salaries and benefits	8,115	11,910
Real estate and property taxes	7,077	7,644
Other	35,097	37,447
Total accrued expenses	$53,956	$61,129

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2017			December 31, 2016
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	July 15, 2022	$750,000	$759,375	$737,505	$750,000	$763,125	$736,992
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,083,500	1,079,520	1,100,000	1,083,500	1,078,954
2012-1C Tower Securities	Dec. 11, 2017	610,000	610,171	607,905	610,000	610,165	607,157
2013-1C Tower Securities	April 10, 2018	425,000	423,827	423,192	425,000	423,381	422,768
2013-2C Tower Securities	April 11, 2023	575,000	576,777	567,807	575,000	563,322	567,545
2013-1D Tower Securities	April 10, 2018	330,000	330,281	328,560	330,000	334,521	328,225
2014-1C Tower Securities	Oct. 8, 2019	920,000	923,183	912,889	920,000	922,199	912,219
2014-2C Tower Securities	Oct. 8, 2024	620,000	619,932	612,843	620,000	608,921	612,641
2015-1C Tower Securities	Oct. 8, 2020	500,000	502,555	491,828	500,000	495,145	491,289
2016-1C Tower Securities	July 9, 2021	700,000	695,877	691,752	700,000	688,072	691,322
Revolving Credit Facility	Feb. 5, 2020	280,000	280,000	280,000	390,000	390,000	390,000
2014 Term Loan	Mar. 24, 2021	1,458,750	1,460,573	1,448,858	1,462,500	1,467,984	1,452,039
2015 Term Loan	June 10, 2022	491,250	491,250	483,515	492,500	494,347	484,432
Total debt		$8,760,000	$8,757,301	$8,666,174	$8,875,000	$8,844,682	$8,775,583
Less: current maturities of long-term debt				(20,000)			(627,157)
Total long-term debt, net of current maturities				$8,646,174			$8,148,426

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended March 31,
	2017		2016
	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest

5.625% Senior Notes	$—	$—	$7,031	—
5.75% Senior Notes	—	—	11,500	—
2014 Senior Notes	9,141	178	9,141	169
2016 Senior Notes	13,406	234	—	—
2010-2C Tower Securities	—	—	7,058	—
2012-1C Tower Securities	4,524	—	4,534	—
2013 Tower Securities	10,804	—	10,804	—
2014 Tower Securities	12,785	—	12,785	—
2015-1C Tower Securities	3,985	—	3,985	—
2016-1C Tower Securities	5,090	—	—	—
Revolving Credit Facility	2,770	—	833	—
2014 Term Loan	11,284	128	12,138	125
2015 Term Loan	3,800	165	4,087	161
Capitalized interest and other	13	—	(92)	—
Total	$77,602	$705	$83,804	$455

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

During the three months ended March 31, 2017, the Company repaid $110.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2017, the Company repaid $190.0 million of the outstanding balance under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

Repricing Amendment to the Senior Credit Agreement

On January 20, 2017, SBA Senior Finance II amended its Senior Credit Agreement, primarily to reduce the stated rate of interest applicable to its senior secured term loans.  As amended, the senior secured term loans accrue interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor).

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2017, the 2014 Term Loan was accruing interest at 3.24% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. To the extent not previously repaid, the 2014 Term Loan will be due and payable on the maturity date. However, to the extent the 2014 Term Loan is prepaid prior to July 20, 2017 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Company incurred deferred financing fees of approximately $14.1 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2017,  the Company repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2017, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of March 31, 2017, the 2015 Term Loan was accruing interest at 3.24% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. To the extent not previously repaid, the 2015 Term Loan will be due and payable on the maturity date. However, to the extent the 2015 Term Loan is prepaid prior to July 20, 2017 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Company incurred deferred financing fees of approximately $5.5 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2017,  the Company repaid $1.3 million of principal on the 2015 Term Loan. As of March 31, 2017, the 2015 Term Loan had a principal balance of $491.3 million.

Secured Tower Revenue Securities

2012-1C Tower Securities

On August 9, 2012, the Company, through a New York common law trust (the “Trust”),  issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”) which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was  2.933% per annum, payable monthly. The Company had incurred deferred financing fees of $14.9 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

On April 17, 2017, the Company repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”).

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”),  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. The Company has incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

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

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. The Company has incurred deferred financing fees of $11.2 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company has incurred deferred financing fees of $9.5 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

2017-1C Tower Securities

On April 17, 2017, the Company, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. The Company has incurred deferred financing fees of $9.7 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, SBA Guarantor, LLC, a wholly owned subsidiary of the Company, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

Debt Covenants

As of March 31, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

11.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents (see Note 12) related to its outstanding stock options and restricted stock units.  These potential common stock equivalents were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

On June 4, 2015, the Company’s Board of Directors authorized a stock repurchase plan. This plan authorized the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the three months ended March 31, 2017, the Company repurchased 42,163 shares of its Class A common stock for $4.4 million, at an average price per share of $104.81 under this plan. Shares purchased were retired.

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

	For the three months ended
	March 31,
	2017	2016

Risk free interest rate	1.91%	1.33% - 1.43%
Dividend yield	0.0%	0.0%
Expected volatility	20%	20%
Expected lives	4.6 years	4.7 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2017 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2016	4,447	$93.09
Granted	1,149	$115.17
Exercised	(213)	$62.99
Canceled	(20)	$102.89
Outstanding at March 31, 2017	5,363	$98.98	5.0	$118,838
Exercisable at March 31, 2017	2,451	$87.48	3.8	$82,673
Unvested at March 31, 2017	2,912	$108.66	6.0	$36,165

The weighted-average per share fair value of options granted during the three months ended March 31, 2017 was $23.84. The total intrinsic value for options exercised during the three months ended March 31, 2017 was $11.0 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2017:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Shares	Share
	(in thousands)
Outstanding at December 31, 2016	291	$101.74
Granted	161	$115.17
Vested	(115)	$98.50
Forfeited/canceled	(2)	$105.21
Outstanding at March 31, 2017	335	$109.29

13.INCOME TAXES

The primary reason for the difference in the Company’s effective tax rate and the U.S. statutory rate is a result of the Company’s REIT election and the Company having a full valuation allowance on the U.S. net deferred tax assets of the taxable REIT subsidiary. The Company has concluded that it is not more likely than not that its deferred tax assets will be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ending December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays and therefore not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its taxable REIT subsidiaries (“TRSs”). These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $1.1 billion as of December 31, 2016, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds.  The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the three months ended March 31, 2017	(in thousands)
Revenues	$321,130	$76,420	$25,813	$—	$423,363
Cost of revenues (2)	65,427	23,955	21,588	—	110,970
Operating profit	255,703	52,465	4,225	—	312,393
Selling, general, and administrative	19,356	5,959	3,617	5,291	34,223
Acquisition related adjustments and expenses	1,901	1,068	—	—	2,969
Asset impairment and decommission costs	7,430	816	105	—	8,351
Depreciation, amortization and accretion	123,896	32,825	711	1,599	159,031
Operating income (loss)	103,120	11,797	(208)	(6,890)	107,819
Other expense (principally interest expense
and other income (expense))				(66,823)	(66,823)
Income before provision for income taxes					40,996
Cash capital expenditures (3)	50,433	26,890	133	942	78,398

For the three months ended March 31, 2016
Revenues	$315,230	$59,220	$25,319	$—	$399,769
Cost of revenues (2)	64,475	18,287	19,833	—	102,595
Operating profit	250,755	40,933	5,486	—	297,174
Selling, general, and administrative	17,998	4,385	3,537	4,486	30,406
Acquisition related adjustments and expenses	1,842	1,340	—	—	3,182
Asset impairment and decommission costs	6,021	162	—	—	6,183
Depreciation, amortization and accretion	131,393	26,877	1,025	506	159,801
Operating income (loss)	93,501	8,169	924	(4,992)	97,602
Other expense (principally interest expense
and other income (expense))				(41,758)	(41,758)
Income before provision for income taxes					55,844
Cash capital expenditures (3)	105,353	21,380	556	876	128,165

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

	(in thousands)
Assets
As of March 31, 2017	$5,313,286	$1,856,435	$37,787	$89,942	$7,297,450
As of December 31, 2016	$5,396,394	$1,839,703	$43,769	$81,079	$7,360,945

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income from continuing operations attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income from continuing operations attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the “If-Converted” method and also Common Stock warrants as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	For the three months
	ended March 31,
	2017	2016
Numerator:
Net income	$37,598	$53,639
Denominator:
Basic weighted-average shares outstanding	121,049	125,398
Dilutive impact of stock options and restricted shares	685	726
Diluted weighted-average shares outstanding	121,734	126,124
Net income per common share:
Basic	$0.31	$0.43
Diluted	$0.31	$0.43

For the three months ended March 31, 2017 and 2016,  the diluted weighted average number of common shares outstanding excluded an additional 2.4 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.6% of our total segment operating profit for the three months ended March 31, 2017. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2017, we owned 26,284 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,000 actual or potential towers, approximately 500 of which were revenue producing as of March 31, 2017. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

REIT Conversion

We believe that our business has been operated in a manner that complies with the REIT rules since January 1, 2016, and as a result, we made the election to be subject to tax as a REIT commencing with our taxable year ending December 31, 2016. A REIT is a corporation that qualifies for special treatment for U.S. federal income tax purposes because, among other things, it derives most of its income from real estate-based sources and makes a special election under the Code.  We operate as a REIT that principally invests in, and derives most of its income from the ownership, operation and leasing of, towers.  As a REIT, we generally will be entitled to a deduction for dividends that we pay and therefore not subject to U.S. federal corporate income tax on that portion of our net income that we distribute to our shareholders.  However, we will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through TRSs. These assets and operations currently consist primarily of our site development services and our international operations. Our international operations will continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. We may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on our assets and operations.

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

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America.  As of March 31, 2017, (1) no U.S. state or territory included more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2017. In addition, as of March 31, 2017, approximately 27.7% of our total towers are located in Brazil and less than 3% of our total towers are located in each of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM.  Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of March 31, 2017, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2017	2016

Domestic site leasing	81.9%	84.4%
International site leasing	16.7%	13.8%
Total site leasing	98.6%	98.2%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2017, we expect organic site leasing revenue in both our domestic and international segments to be consistent with our growth in 2016.    We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of specific technology (e.g. iDEN, MetroPCS, Clearwire, and Cricket).

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Acquisitions

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition. We adopted this standard effective January 1, 2017 and all changes will be accounted for prospectively. The adoption of ASU 2017-01 did not have a material impact on our unaudited consolidated financial statements and related disclosures.

Our acquisitions generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions which qualify as asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to non-current, non-financial assets. For asset acquisitions, external, direct transaction costs will be capitalized as a component of the cost of the asset acquired.

We account for business combinations under the acquisition method of accounting. The assets and liabilities acquired are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with those from the dates of the respective acquisitions. We continue to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed as a result of information available at the acquisition date.

The fair values of net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods.

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

In connection with certain acquisitions, we may agree to pay contingent consideration (or earnouts) in cash or stock if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. We accrue for contingent consideration in connection with business combinations at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration payable in cash are recorded through Consolidated Statements of Operations. Contingent consideration in connection with asset acquisitions will be recognized at the time when the contingency is resolved or becomes payable and will increase the cost basis of the assets acquired.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$321,130	$315,230	$—	$5,900	1.9%
International site leasing	76,420	59,220	10,398	6,802	11.5%
Site development	25,813	25,319	—	494	2.0%
Total	$423,363	$399,769	$10,398	$13,196	3.3%
Cost of Revenues
Domestic site leasing	$65,427	$64,475	$—	$952	1.5%
International site leasing	23,955	18,287	3,667	2,001	10.9%
Site development	21,588	19,833	—	1,755	8.8%
Total	$110,970	$102,595	$3,667	$4,708	4.6%
Operating Profit
Domestic site leasing	$255,703	$250,755	$—	$4,948	2.0%
International site leasing	52,465	40,933	6,731	4,801	11.7%
Site development	4,225	5,486	—	(1,261)	(23.0%)

Revenues

Domestic site leasing revenues increased  $5.9 million for the three months ended March 31, 2017, as compared to the prior year, due to (i) revenues from 302 towers acquired and 56 towers built since January 1, 2016 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $17.2 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $6.8 million. These changes were primarily due to (i) revenues from 319 towers acquired and 374 towers built since January 1, 2016, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $0.5 million for the three months ended March 31, 2017, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $4.9 million for the three months ended March 31, 2017, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $11.5 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis,  international site leasing segment operating profit increased $4.8 million. These changes were primarily due to towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased  $1.3 million for the three months ended March 31, 2017, as compared to the prior year, primarily due to a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$19,356	$17,998	$—	$1,358	7.5%
International site leasing	5,959	4,385	603	971	22.1%
Total site leasing	$25,315	$22,383	$603	$2,329	10.4%
Site development	3,617	3,537	—	80	2.3%
Not identified by segment	5,291	4,486	—	805	17.9%
Total	$34,223	$30,406	$603	$3,214	10.6%

Selling, general, and administrative expenses increased  $3.8 million for the three months ended March 31, 2017, as compared to the prior year.  On a constant currency basis, selling, general, and administrative expenses increased  $3.2 million. These increases  were primarily as a result of increases  in non-cash compensation, legal fees, personnel, salaries, benefits, and other support costs.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,901	$1,842	$—	$59	3.2%
International site leasing	1,068	1,340	202	(474)	(35.4%)
Total	$2,969	$3,182	$202	$(415)	(13.0%)

Acquisition related adjustments and expenses decreased  $0.2 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $0.4 million. These changes were primarily as a result of changes in our estimated pre-acquisition contingencies as compared to the prior year period and our adoption of ASU 2017-01 which now requires capitalization of third party costs rather than expensing in the period in which the costs were incurred,  partially offset by an increase in the number of towers we acquired.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,430	$6,021	$—	$1,409	23.4%
International site leasing	816	162	103	551	340.1%
Total site leasing	$8,246	$6,183	$103	$1,960	31.7%
Site development	105	—	—	105	—%
Total	$8,351	$6,183	$103	$2,065	33.4%

Asset impairment and decommission costs increased  $2.2 million for the three months ended March 31, 2017, as compared to the prior year.  On a constant currency basis, asset impairment and decommission costs increased  $2.1  million. These changes were primarily as a result of  a  $3.0 million increase in impairment charges resulting from our analysis that the future cash flows would not recover the carrying value of the investment, partially offset by a  $0.8 million decrease in the impairment charge recorded on decommissioned towers for the three months ended March 31, 2017.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$123,896	$131,393	$—	$(7,497)	(5.7%)
International site leasing	32,825	26,877	4,456	1,492	5.6%
Total site leasing	$156,721	$158,270	$4,456	$(6,005)	(3.8%)
Site development	711	1,025	—	(314)	(30.6%)
Not identified by segment	1,599	506	—	1,093	216.0%
Total	$159,031	$159,801	$4,456	$(5,226)	(3.3%)

Depreciation, accretion, and amortization expense decreased $0.8 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $5.2 million. These changes were primarily due to a decrease in depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since January 1, 2016.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$103,120	$93,501	$—	$9,619	10.3%
International site leasing	11,797	8,169	1,367	2,261	27.7%
Total site leasing	$114,917	$101,670	$1,367	$11,880	11.7%
Site development	(208)	924	—	(1,132)	(122.5%)
Not identified by segment	(6,890)	(4,992)	—	(1,898)	38.0%
Total	$107,819	$97,602	$1,367	$8,850	9.1%

Domestic site leasing operating income increased  $9.6 million for the three months ended March 31, 2017, as compared to the prior year, primarily due to higher segment operating profit and a  decrease in depreciation, accretion, and amortization expense, partially offset by increases in selling, general, and administrative expenses and asset impairment and decommission costs.

International site leasing operating income increased $3.6 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $2.3 million. These changes were primarily due to higher segment operating profit and a decrease in acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization.

Site development operating income decreased  $1.1 million for the three months ended March 31, 2017, as compared to the prior year, primarily due to lower segment operating profit and an increase in selling, general, and administrative expenses, partially offset by a decrease in depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$3,234	$1,866	$481	$887	47.5%
Interest expense	(77,602)	(83,804)	(5)	6,207	(7.4%)
Non-cash interest expense	(705)	(455)	—	(250)	54.9%
Amortization of deferred financing fees	(6,698)	(5,265)	—	(1,433)	27.2%
Other income (expense), net	14,948	45,900	(31,892)	940	2.0%
Total	$(66,823)	$(41,758)	$(31,416)	$6,351	(15.2%)

Interest income increased  $1.4 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis, interest income increased  $0.9 million. These changes were primarily due to a higher amount of interest bearing deposits held as compared to the prior year period, partially offset by lower average interest rate earned on deposits.

Interest expense decreased $6.2 million, on an actual and constant currency basis, for the three months ended March 31, 2017, as compared to the prior year, due to a lower weighted average interest rate on debt, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The decrease primarily resulted from the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, and the 5.625% Senior Notes in October 2016, partially offset by the issuance of the 2016-1C Tower Securities in July 2016 and the 2016 Senior Notes in August 2016 and a higher average balance outstanding on the Revolving Credit Facility in the current year period.

Amortization of deferred financing fees increased  $1.4 million for the three months ended March 31, 2017, as compared to the prior year, primarily resulting from the issuance of the 2016-1C Tower Securities in July 2016 and the 2016 Senior Notes in August 2016, partially offset by the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, and the 5.625% Senior Notes in October 2016.

Other income (expense), net includes a  $13.7 million gain on the foreign currency-related remeasurement of intercompany loans for the three months ended March 31, 2017, while the prior year period included a  $44.8 million gain.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$37,598	$53,639	$(30,054)	$14,013	26.1%

Net income decreased $16.0 million for the three months ended March 31, 2017, as compared to the prior year. On a constant currency basis, net income increased $14.0 million. These changes were primarily due to a  decrease in the gain recorded on the remeasurement of an intercompany loan, partially offset by an increase in operating income and a decrease in interest expense.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related adjustments and expenses, asset impairment and decommission costs, interest income, interest expenses, depreciation, accretion, and amortization, and provision for or benefit from taxes.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$37,598	$53,639	$(30,054)	$14,013	26.1%
Non-cash straight-line leasing revenue	(3,939)	(8,847)	(709)	4,908	(55.5%)
Non-cash straight-line ground lease expense	8,070	8,494	86	(424)	(5.0%)
Non-cash compensation	9,277	7,785	60	1,492	19.2%
Other income (expense), net	(14,948)	(45,900)	31,892	(940)	2.0%
Acquisition related adjustments and expenses	2,969	3,182	202	(415)	(13.0%)
Asset impairment and decommission costs	8,351	6,183	103	2,065	33.4%
Interest income	(3,234)	(1,866)	(481)	(887)	47.5%
Interest expense (1)	85,005	89,524	5	(4,524)	(5.1%)
Depreciation, accretion, and amortization	159,031	159,801	4,456	(5,226)	(3.3%)
Provision for taxes (2)	3,986	2,660	35	1,326	49.8%
Adjusted EBITDA	$292,166	$274,655	$5,595	$11,388

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $588 and $455 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016, respectively.

Adjusted EBITDA increased  $17.5 million for the three months ended March 31, 2017, as compared to the prior year period. On a constant currency basis, adjusted EBITDA increased  $11.4 million. These changes were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in site development segment operating profit.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2017	March 31, 2016

	(in thousands)
Cash provided by operating activities	$172,306	$144,644
Cash used in investing activities	(84,277)	(132,339)
Cash used in financing activities	(112,272)	(33,323)
Decrease in cash and cash equivalents	(24,243)	(21,018)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	3,744	6,032
Cash, cash equivalents, and restricted cash, beginning of period	185,970	146,619
Cash, cash equivalents, and restricted cash, end of period	$165,471	$131,633

Operating Activities

Cash provided by operating activities was $172.3 million for the three months ended March 31, 2017 as compared to $144.6 million for the three months ended March 31, 2016. The increase was primarily due to increases in segment operating profit from domestic site leasing and international site leasing operating segments, partially offset by decreased site development segment operating profit, increased selling, general, and administrative expenses, and increased interest payments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months
	ended March 31,
	2017	2016

	(in thousands)
Acquisitions	$31,147	$74,844
Construction and related costs on new tower builds	16,816	18,944
Augmentation and tower upgrades	11,115	9,292
Land buyouts and other assets (1)	11,504	16,988
Tower maintenance	6,647	6,662
General corporate	1,169	1,162
Total cash capital expenditures	$78,398	$127,892

(1)	Excludes $2.7 million and $3.6 million spent on ground lease extensions and term easements on land underlying our towers for the three months ended March 31, 2017 and 2016, respectively.

Subsequent to March 31, 2017,  we acquired 9 towers and related assets for $5.6 million in cash.

During all of 2017, inclusive of the capital expenditures made during the three months ended March 31, 2017, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $31.0 million to $41.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $310.0 million to $330.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the three months ended March 31, 2017, we repaid $110.0 million under the Revolving Credit Facility. As of March 31, 2017, we had $280.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to March 31, 2017, we repaid $190.0 million of the outstanding balance under the Revolving Credit Facility.

During the three months ended March 31, 2017, we repurchased 42,163 shares of its Class A common stock for $4.4 million, at an average price per share of $104.81 under the stock repurchase plan authorized on June 4, 2015. Shares purchased were retired.

On January 12, 2017, the Board of Directors approved the authorization of a new $1.0 billion stock repurchase plan replacing the prior plan which had a remaining authorization of $150.0 million. As of the date of this filing,  we  had the full $1.0 billion authorization remaining under the new plan.

On January 20, 2017, SBA Senior Finance II repriced its senior secured term loans from a Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%) to a Eurodollar Rate plus 225 basis points (with a zero Eurodollar floor).

On April 17, 2017, we, through a New York common law trust (the “Trust”), issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2017, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2017, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended March 31, 2017, we repaid $110.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2017, we repaid $190.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $90.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

Repricing Amendment to the Senior Credit Agreement

On January 20, 2017, SBA Senior Finance II amended its Senior Credit Agreement, primarily to reduce the stated rate of interest applicable to its senior secured term loans.  As amended, the senior secured term loans accrue interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor).

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2017, the 2014 Term Loan was accruing interest at 3.24% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. To the extent not previously repaid, the 2014 Term Loan will be due and payable on the maturity date. However, to the extent the 2014 Term Loan is prepaid prior to July 20, 2017 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. We incurred deferred financing fees of approximately $14.1 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2017,  we repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2017, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of March 31, 2017, the 2015 Term Loan was accruing interest at 3.24% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. To the extent not previously repaid, the 2015 Term Loan will be due and payable on the maturity date. However, to the extent the 2015 Term Loan is prepaid prior to July 20, 2017 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. We incurred deferred financing fees of approximately $5.5 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2017,  we repaid $1.3 million of principal on the 2015 Term Loan. As of March 31, 2017, the 2015 Term Loan had a principal balance of $491.3 million.

Secured Tower Revenue Securities

2012-1C Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”) which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was 2.933% per annum, payable monthly. We had incurred deferred financing fees of $14.9 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

On April 17, 2017, we repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the prepayment, we expensed $2.0 million of net deferred financing fees.

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

2017-1C Tower Securities

On April 17, 2017, we, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $9.7 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the

“2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

Debt Covenants

As of March 31, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of March 31, 2017, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended March 31, 2018 based on the amounts outstanding as of March 31, 2017 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2012-1C Tower Securities (1)	622,112
2013-1C Tower Securities	9,655
2013-2C Tower Securities	21,585
2013-1D Tower Securities	11,978
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
Revolving Credit Facility	10,060
2014 Term Loan	62,081
2015 Term Loan	20,856
Total debt service for the next 12 months (2)	$935,954

(1)

The anticipated repayment date and the final maturity date for the 2012-1C Tower Securities was December 11, 2017 and December 9, 2042, respectively. On April 17, 2017, we repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities.

(2)

Our total debt service does not include any amounts for the 2017-1C Tower Securities issued on April 17, 2017. Total debt service for the next twelve months related to the 2017-1C Tower Securities is $23.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

Debt:	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$—	$750,000	$750,000	$759,375
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,083,500
2012-1C Tower Securities (1)	610,000	—	—	—	—	—	610,000	610,171
2013-1C Tower Securities (2)	—	425,000	—	—	—	—	425,000	423,827
2013-2C Tower Securities (2)	—	—	—	—	—	575,000	575,000	576,777
2013-1D Tower Securities (2)	—	330,000	—	—	—	—	330,000	330,281
2014-1C Tower Securities (2)	—	—	920,000	—	—	—	920,000	923,183
2014-2C Tower Securities (2)	—	—	—	—	—	620,000	620,000	619,932
2015-1C Tower Securities (2)	—	—	—	500,000	—	—	500,000	502,555
2016-1C Tower Securities (2)	—	—	—	—	700,000	—	700,000	695,877
Revolving Credit Facility	—	—	—	280,000	—	—	280,000	280,000
2014 Term Loan	11,250	15,000	15,000	15,000	1,402,500	—	1,458,750	1,460,573
2015 Term Loan	3,750	5,000	5,000	5,000	5,000	467,500	491,250	491,250
Total debt obligation	$625,000	$775,000	$940,000	$800,000	$2,107,500	$3,512,500	$8,760,000	$8,757,301

(1)

The anticipated repayment date and the final maturity date for the 2012-1C Tower Securities is December 11, 2017 and December 9, 2042, respectively. On April 17, 2017, we repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. The anticipated repayment date and final maturity date for the 2017-1C Tower Securities is April 11, 2022 and April 9, 2047, respectively.

(2)	The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil,  Canada, and Chile,  and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, and Chile, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2017, approximately 13.4% of our revenues and approximately 15.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2017. As of March 31, 2017, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 2.9%, respectively, for the three months ended March 31, 2017.

As of March 31, 2017, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2017 would have resulted in approximately $43.7 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statement of Operations for the three months ended March 31, 2017.

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

•	our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;
•	our intent to grow our tower portfolio domestically and internationally and our expectations regarding specific growth levels;
•

our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•	our expectation regarding site leasing revenue growth, on an organic basis, in our domestic and international segments;
•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our ability to qualify and to remain qualified as a REIT and the timing of such qualification and our election to be subject to a tax as a REIT;
•	our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;
•	our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;
•	our expectations regarding the use of NOLs to reduce REIT taxable income;
•	our expectations regarding our capital allocation strategy, the impact of the REIT conversion on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•	our intended use of our liquidity;
•

our expectations regarding our debt service and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

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

•

competition for the acquisition of towers and other factors that may adversely affect our ability to purchase towers that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios while achieving our expected portfolio growth levels;

•	our capital allocation decisions and the impact on our ability to achieve our expected tower portfolio growth levels;
•	our ability to protect our rights to the land under our towers, and our ability to acquire land underneath our towers on terms that are accretive;
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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in

Securities and Exchange Act Rule 13a-15(e) as of March 31, 2017. Based on such evaluation, such officers have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2017.

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2017 - 1/31/2017	42,163	$104.81	42,163	$1,000,000,000
2/1/2017 - 2/28/2017	—	$—	—	$1,000,000,000
3/1/2017 - 3/31/2017	—	$—	—	$1,000,000,000
Total	42,163	$104.81	42,163	$1,000,000,000

(1)

On June 4, 2015, we announced a $1.0 billion stock repurchase plan.  This plan authorized us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion. Shares purchased were retired. This plan had no time deadline.

On January 12, 2017, our Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares purchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.  As of the date of this filing, we had the full $1.0 billion authorization remaining under the current stock repurchase program.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 8, 2017	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 8, 2017	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)