Form 10-Q
period 2017-06-30
SBA COMMUNICATIONS CORP
filed 2017-08-04
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 120,357,721  shares of Class A common stock as of July 26, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$164,521	$146,109
Restricted cash	30,093	36,786
Accounts receivable, net	75,739	78,344
Costs and estimated earnings in excess of billings on uncompleted contracts	12,304	11,127
Prepaid expenses and other current assets	53,807	52,205
Total current assets	336,464	324,571
Property and equipment, net	2,774,398	2,792,076
Intangible assets, net	3,569,045	3,656,924
Other assets	628,946	587,374
Total assets	$7,308,853	$7,360,945
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,155	$28,320
Accrued expenses	96,193	61,129
Current maturities of long-term debt	772,517	627,157
Deferred revenue	98,793	101,098
Accrued interest	42,042	44,503
Other current liabilities	7,719	11,240
Total current liabilities	1,046,419	873,447
Long-term liabilities:
Long-term debt, net	7,906,188	8,148,426
Other long-term liabilities	341,927	334,993
Total long-term liabilities	8,248,115	8,483,419
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 120,981 and 121,004 shares issued and outstanding at June 30, 2017
and December 31, 2016, respectively	1,210	1,210
Additional paid-in capital	2,127,093	2,010,520
Accumulated deficit	(3,735,062)	(3,637,467)
Accumulated other comprehensive loss, net	(378,922)	(370,184)
Total shareholders' deficit	(1,985,681)	(1,995,921)
Total liabilities and shareholders' deficit	$7,308,853	$7,360,945

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Revenues:
Site leasing	$403,001	$381,843	$800,551	$756,293
Site development	24,293	23,689	50,106	49,008
Total revenues	427,294	405,532	850,657	805,301
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	89,337	86,493	178,719	169,255
Cost of site development	20,007	20,074	41,595	39,907
Selling, general, and administrative (1)(2)	33,394	47,664	67,618	78,071
Acquisition related adjustments and expenses	2,306	2,821	5,274	6,003
Asset impairment and decommission costs	8,140	14,691	16,491	20,874
Depreciation, accretion, and amortization	159,520	159,723	318,551	319,524
Total operating expenses	312,704	331,466	628,248	633,634
Operating income	114,590	74,066	222,409	171,667
Other income (expense):
Interest income	2,909	2,737	6,143	4,603
Interest expense	(78,456)	(83,682)	(156,058)	(167,486)
Non-cash interest expense	(717)	(460)	(1,421)	(915)
Amortization of deferred financing fees	(4,949)	(5,325)	(11,647)	(10,590)
Loss from extinguishment of debt, net	(1,961)	—	(1,961)	—
Other (expense) income, net	(18,793)	47,376	(3,844)	93,275
Total other expense	(101,967)	(39,354)	(168,788)	(81,113)
Income before provision for income taxes	12,623	34,712	53,621	90,554
Provision for income taxes	(3,390)	(2,001)	(6,789)	(4,206)
Net income	$9,233	$32,711	$46,832	$86,348
Net income per common share
Basic	$0.08	$0.26	$0.39	$0.69
Diluted	$0.08	$0.26	$0.38	$0.69
Weighted average number of common shares
Basic	121,455	125,125	121,253	125,261
Diluted	122,437	125,783	122,087	125,921

(1)

Includes non-cash compensation of $10,030 and $8,785 for the three months ended June 30, 2017 and 2016, respectively, and $18,856 and $16,471 for the six months ended June 30, 2017 and 2016, respectively.

(2)	Includes the impact of the $16,498 Oi reserve for the three and six months ended June 30, 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2017	2016	2017	2016
Net income	$9,233	$32,711	$46,832	$86,348
Foreign currency translation adjustments	(36,023)	76,491	(8,738)	137,184
Comprehensive (loss) income	$(26,790)	$109,202	$38,094	$223,532

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2016	121,004	$1,210	$2,010,520	$(3,637,467)	$(370,184)	$(1,995,921)
Net income	—	—	—	46,832	—	46,832
Common stock issued in connection with
stock purchase/option plans	573	6	33,462	—	—	33,468
Non-cash compensation	—	—	19,803	—	—	19,803
Common stock issued in connection with
acquisitions	488	5	63,308	—	—	63,313
Repurchase and retirement of common stock	(1,084)	(11)	—	(144,427)	—	(144,438)
Foreign currency translation adjustments	—	—	—	—	(8,738)	(8,738)
BALANCE, June 30, 2017	120,981	$1,210	$2,127,093	$(3,735,062)	$(378,922)	$(1,985,681)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months
	ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,832	$86,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	318,551	319,524
Non-cash asset impairment and decommission costs	13,719	17,752
Non-cash compensation expense	19,471	16,677
Amortization of deferred financing fees	11,647	10,590
Loss (gain) on remeasurement of U.S. dollar denominated intercompany loan	6,758	(92,132)
Provision for doubtful accounts (1)	1,012	17,504
Other non-cash items reflected in the Statements of Operations	497	(648)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(1,079)	8,769
Prepaid expenses and other assets	(11,075)	(25,842)
Accounts payable and accrued expenses	581	(5,310)
Accrued interest	(2,461)	(924)
Other liabilities	(254)	2,427
Net cash provided by operating activities	404,199	354,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(82,181)	(148,704)
Capital expenditures	(69,435)	(70,661)
Other investing activities	(17,025)	(10,062)
Net cash used in investing activities	(168,641)	(229,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	100,000	140,000
Repayments under Revolving Credit Facility	(340,000)	(110,000)
Repayment of 2012-1C Tower Securities	(610,000)	—
Proceeds from issuance of Tower Securities, net of fees	750,153	—
Repurchase and retirement of common stock, inclusive of fees	(144,438)	(150,029)
Other financing activities	20,175	(4,271)
Net cash used in financing activities	(224,110)	(124,300)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(225)	15,009
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,223	16,017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	185,970	146,619
End of period	$197,193	$162,636

(1)	Includes the impact of the $16,498 Oi reserve for the six months ended June 30, 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months
	ended June 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$158,569	$168,583
Income taxes	$8,561	$5,861

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$—	$1,073
Common stock issued in connection with acquisitions	$63,313	$—

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

Intercompany Loans

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $20.4 million loss and a $47.4 million gain on the remeasurement of intercompany loans for the three months ended June 30, 2017 and 2016, respectively, and a $6.8 million loss and a $92.1 million gain on the remeasurement of intercompany loans for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the outstanding balance under this agreement was $433.3 million.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB released an updated standard regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company in the first quarter of 2018. Early adoption is permitted. This standard is required to be applied retrospectively to each prior reporting period presented or with the cumulative effect being recognized at the date of initial application. The Company is evaluating the standard and does not expect a material financial statement impact upon adoption since the standard only affects the Company’s site development segment, which represents approximately 6% of the Company’s total revenues.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This standard is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted; however, the Company does not currently plan to early adopt. The Company has established a cross functional project plan and is currently assessing the impact of the standard on its consolidated financial statements. The Company expects this guidance to have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for its ground leases. The Company does not expect adoption to have a material impact on its consolidated statement of operations, nor does it expect accounting for capital leases to change substantially.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $3.3 million and $4.1 million as of June 30, 2017 and December 31, 2016, respectively. The maximum potential obligation related to the performance targets for business combinations and asset acquisitions prior to January 1, 2017 was $4.7 million and $5.8 million as of June 30, 2017 and December 31, 2016, respectively. The maximum potential obligation related to the performance targets after January 1, 2017 was $6.7 million as of June 30, 2017.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016

Asset impairment (1)	$3,020	$7,464	$6,033	$7,464
Write-off of carrying value of decommissioned towers	3,675	3,665	7,648	7,862
Write-off and disposal of former corporate headquarters	—	2,345	—	2,345
Other third party decommission costs	1,445	1,217	2,810	3,203
Total asset impairment and decommission costs	$8,140	$14,691	$16,491	$20,874

(1)	Represents impairment charges resulting from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of June 30, 2017 and December 31, 2016. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2017 and December 31, 2016,  the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.7 million. These amounts are recorded in Other assets in the accompanying Consolidated Balance Sheets.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset monthly or more frequently. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 137.5 to 200.0 basis points was set for the Revolving Credit Facility. Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of
	June 30, 2017	December 31, 2016	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$164,521	$146,109
Securitization escrow accounts	29,916	36,607	Restricted cash - current asset
Payment and performance bonds	177	179	Restricted cash - current asset
Surety bonds and workers compensation	2,579	3,075	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$197,193	$185,970

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2017 and December 31, 2016, the Company had $38.9 million and $39.2 million in surety, payment and performance bonds, respectively, for which it was only required to post $0.5 million in collateral as of December 31, 2016.  As of June 30, 2017,  no  collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2017 and December 31, 2016, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2017	December 31, 2016

	(in thousands)
Long-term investments	$8,632	$7,884
Prepaid land rent	205,149	191,615
Straight-line rent receivable	308,492	302,893
Deferred lease costs, net	28,619	29,660
Other	78,054	55,322
Total other assets	$628,946	$587,374

5.ACQUISITIONS

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016

	(in thousands)
Towers and related intangible assets (1) (2)	$26,991	$38,668	$58,138	$113,512
Land buyouts and other assets (3)	12,539	18,204	24,043	35,192
Total cash acquisition capital expenditures	$39,530	$56,872	$82,181	$148,704

(1)	2017 excludes $63.3 million of acquisition costs paid through the issuance of 487,963 shares of Class A common stock.
(2)	Excludes $39.6 million of acquisitions completed during the second quarter of 2017 which were not funded as of June 30, 2017.
(3)

In addition, the Company paid $5.0 million and $2.9 million for ground lease extensions during the three months ended June 30, 2017 and 2016, respectively, and paid $8.1 million and $6.6 million for ground lease extensions during the six months ended June 30, 2017 and 2016, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

The Company’s acquisitions generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions which qualify as asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods.

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

During the six months ended June 30, 2017, the Company acquired 318 completed towers and related assets and liabilities consisting of $36.0 million of property and equipment, $116.1 million of intangible assets, and $9.0 million of working capital adjustments.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2017			As of December 31, 2016
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,214,705	$(1,533,599)	$2,681,106	$4,141,968	$(1,401,025)	$2,740,943
Network location intangibles	1,537,629	(649,690)	887,939	1,515,348	(599,367)	915,981
Intangible assets, net	$5,752,334	$(2,183,289)	$3,569,045	$5,657,316	$(2,000,392)	$3,656,924

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $95.1 million and $92.7 million for the three months ended June 30, 2017 and 2016, respectively, and $190.0 million and $182.8 million for the six months ended June 30, 2017 and 2016, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	June 30, 2017	December 31, 2016

	(in thousands)
Towers and related components	$4,635,431	$4,563,756
Construction-in-process	41,294	38,926
Furniture, equipment, and vehicles	51,380	50,671
Land, buildings, and improvements	603,353	578,680
Total property and equipment	5,331,458	5,232,033
Less: accumulated depreciation	(2,557,060)	(2,439,957)
Property and equipment, net	$2,774,398	$2,792,076

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $64.2 million and $66.9 million for the three months ended June 30, 2017 and 2016, respectively, and $128.3 million and $136.4 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, non-cash capital expenditures that are included in accounts payable and accrued expenses were $6.1 million and $7.0 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	June 30, 2017	December 31, 2016

	(in thousands)
Costs incurred on uncompleted contracts	$31,230	$34,577
Estimated earnings	10,922	11,185
Billings to date	(30,207)	(36,027)
	$11,945	$9,735

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2017	December 31, 2016

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,304	$11,127
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(359)	(1,392)
	$11,945	$9,735

Eight significant customers comprised 87.8% and 81.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings at June 30, 2017 and December 31, 2016, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2017	December 31, 2016

	(in thousands)
Accrued earnouts	$3,265	$4,128
Salaries and benefits	11,367	11,910
Real estate and property taxes	8,285	7,644
Acquisitions (1)	39,631	—
Non-cash capital expenditures	6,059	6,970
Other	27,586	30,477
Total accrued expenses	$96,193	$61,129
(1)	Acquisitions completed during the second quarter of 2017 which were not funded as of June 30, 2017.

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2017			December 31, 2016
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	July 15, 2022	$750,000	$771,563	$738,023	$750,000	$763,125	$736,992
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,117,875	1,080,093	1,100,000	1,083,500	1,078,954
2012-1C Tower Securities	Dec. 11, 2017	—	—	—	610,000	610,165	607,157
2013-1C Tower Securities	April 10, 2018	425,000	423,763	423,618	425,000	423,381	422,768
2013-2C Tower Securities	April 11, 2023	575,000	587,386	568,072	575,000	563,322	567,545
2013-1D Tower Securities	April 10, 2018	330,000	330,234	328,898	330,000	334,521	328,225
2014-1C Tower Securities	Oct. 8, 2019	920,000	922,456	913,563	920,000	922,199	912,219
2014-2C Tower Securities	Oct. 8, 2024	620,000	623,813	613,047	620,000	608,921	612,641
2015-1C Tower Securities	Oct. 8, 2020	500,000	502,830	492,372	500,000	495,145	491,289
2016-1C Tower Securities	July 9, 2021	700,000	697,620	692,201	700,000	688,072	691,322
2017-1C Tower Securities	April 11, 2022	760,000	760,129	750,520	—	—	—
Revolving Credit Facility	Feb. 5, 2020	150,000	150,000	150,000	390,000	390,000	390,000
2014 Term Loan	Mar. 24, 2021	1,455,000	1,456,819	1,445,690	1,462,500	1,467,984	1,452,039
2015 Term Loan	June 10, 2022	490,000	489,388	482,608	492,500	494,347	484,432
Total debt		$8,775,000	$8,833,876	$8,678,705	$8,875,000	$8,844,682	$8,775,583
Less: current maturities of long-term debt				(772,517)			(627,157)
Total long-term debt, net of current maturities				$7,906,188			$8,148,426

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	$—	$—	$7,031	$—	$—	$—	$14,063	—
5.75% Senior Notes	—	—	11,500	—	—	—	23,000	—
2014 Senior Notes	9,141	180	9,141	171	18,281	357	18,281	340
2016 Senior Notes	13,406	237	—	—	26,813	471	—	—
2010-2C Tower Securities	—	—	7,058	—	—	—	14,115	—
2012-1C Tower Securities	806	—	4,533	—	5,331	—	9,067	—
2013 Tower Securities	10,804	—	10,804	—	21,609	—	21,609	—
2014 Tower Securities	12,785	—	12,785	—	25,569	—	25,569	—
2015-1C Tower Securities	3,985	—	3,985	—	7,969	—	7,969	—
2016-1C Tower Securities	5,090	—	—	—	10,181	—	—	—
2017-1C Tower Securities	5,001	—	—	—	5,001	—	—	—
Revolving Credit Facility	1,406	—	744	—	4,176	—	1,578	—
2014 Term Loan	12,043	131	12,107	126	23,327	259	24,245	251
2015 Term Loan	4,056	169	4,077	163	7,855	334	8,164	324
Other	(67)	—	(83)	—	(54)	—	(174)	—
Total	$78,456	$717	$83,682	$460	$156,058	$1,421	$167,486	$915

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

During the six months ended June 30, 2017, the Company borrowed $100.0 million and repaid $340.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2017, the Company borrowed an additional $65.0 million under the Revolving Credit Facility. As of the date of this filing, $215.0 million was outstanding under the Revolving Credit Facility.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2017, the 2014 Term Loan was accruing interest at 3.48% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $14.1 million in relation to this transaction, which are being amortized through the maturity date.

During the three and six months ended June 30, 2017, the Company repaid $3.8 million and $7.5 million of principal on the 2014 Term Loan. As of June 30, 2017, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of June 30, 2017, the 2015 Term Loan was accruing interest at 3.48% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.5 million in relation to this transaction, which are being amortized through the maturity date.

During the three and six months ended June 30, 2017, the Company repaid $1.3 million and $2.5 million of principal on the 2015 Term Loan. As of June 30, 2017, the 2015 Term Loan had a principal balance of $490.0 million.

Secured Tower Revenue Securities

2012-1C Tower Securities

On August 9, 2012, the Company, through a New York common law trust (the “Trust”), issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”), which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was 2.933% per annum, payable monthly. The Company had incurred deferred financing fees of $14.9 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

On April 17, 2017, the Company repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”).

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”),  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. The Company has incurred deferred financing fees of $25.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company has incurred deferred financing fees of $22.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C, which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. The Company incurred deferred financing fees of $11.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C, which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company has incurred deferred financing fees of $9.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

2017-1C Tower Securities

On April 17, 2017, the Company, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. The Company has incurred deferred financing fees of $9.8 million to date in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, SBA Guarantor, LLC, a wholly owned subsidiary of the Company, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2017-1C Tower Securities, the non-recourse mortgage loan was increased by $800.0 million (or by a net of $190.0 million after giving effect to prepayment of the loan components relating to the 2012-1C Tower Securities). The new loan accrues interest at the same rate as the 2017-1C Tower Securities; however, it is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of June 30, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. The Company incurred deferred financing fees of $11.6 million in relation to this transaction, which are being amortized through the maturity date.

2016 Senior Notes

On August 15, 2016, the Company issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Company incurred deferred financing fees of $12.8 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of the Company’s 5.625% Senior Notes and pay the associated call premiums.

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

On January 12, 2017, the Company’s Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015, which had a remaining authorization of $150.0 million. This plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. During the three and six months ended June 30, 2017, the Company repurchased 1.2 million shares of its Class A common stock under this plan for $155.0 million, at an average price per share of $134.41.  Shares repurchased were retired.

Subsequent to June 30, 2017, the Company repurchased 0.7 million shares of its Class A common stock for $95.0 million, at an average price per share of $135.92.  Shares repurchased were retired. As of the date of this filing, the Company had $750.0 million of authorization remaining under the current stock repurchase plan.

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2016, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. During the six months ended June 30, 2017, the Company issued 487,963 shares of Class A common stock under this registration statement. As of June 30, 2017,  the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

12.STOCK-BASED COMPENSATION

Stock Options

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses a combination of historical data and historical volatility to establish the expected volatility, as well as, to estimate the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	For the six months ended
	June 30,
	2017	2016

Risk free interest rate	1.70% - 1.97%	1.18% - 1.43%
Dividend yield	0.0%	0.0%
Expected volatility	20%	20%
Expected lives	4.6 years	4.7 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2017 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2016	4,447	$93.09
Granted	1,170	$115.38
Exercised	(480)	$77.18
Canceled	(55)	$105.04
Outstanding at June 30, 2017	5,082	$99.60	4.8	$179,390
Exercisable at June 30, 2017	2,208	$87.49	3.5	$104,656
Unvested at June 30, 2017	2,874	$108.90	5.8	$74,734

The weighted-average per share fair value of options granted during the six months ended June 30, 2017 was $23.88. The total intrinsic value for options exercised during the six months ended June 30, 2017 was $22.6 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2017:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Shares	Share
	(in thousands)
Outstanding at December 31, 2016	291	$101.74
Granted	168	$115.75
Vested	(121)	$98.63
Forfeited/canceled	(8)	$108.50
Outstanding at June 30, 2017	330	$109.85

13.INCOME TAXES

The primary reason for the difference in the Company’s effective tax rate and the U.S. statutory rate is a result of the Company’s REIT election and the Company having a full valuation allowance on the U.S. net deferred tax assets of the taxable REIT subsidiaries (“TRSs”). The Company has concluded that it is not more likely than not that its deferred tax assets will be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays and therefore not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $1.1 billion as of December 31, 2016, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds.  The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended June 30, 2017	(in thousands)
Revenues	$325,324	$77,677	$24,293	$—	$427,294
Cost of revenues (2)	65,251	24,086	20,007	—	109,344
Operating profit	260,073	53,591	4,286	—	317,950
Selling, general, and administrative	16,845	6,390	4,052	6,107	33,394
Acquisition related adjustments and expenses	1,438	868	—	—	2,306
Asset impairment and decommission costs	7,418	586	136	—	8,140
Depreciation, amortization and accretion	124,225	33,015	652	1,628	159,520
Operating income (loss)	110,147	12,732	(554)	(7,735)	114,590
Other expense (principally interest expense
and other income (expense))				(101,967)	(101,967)
Income before provision for income taxes					12,623
Cash capital expenditures (3)	53,029	19,212	187	790	73,218

For the three months ended June 30, 2016
Revenues	$316,842	$65,001	$23,689	$—	$405,532
Cost of revenues (2)	66,199	20,294	20,074	—	106,567
Operating profit	250,643	44,707	3,615	—	298,965
Selling, general, and administrative (4)	17,936	21,065	3,295	5,368	47,664
Acquisition related adjustments and expenses	1,355	1,466	—	—	2,821
Asset impairment and decommission costs	11,363	983	—	2,345	14,691
Depreciation, amortization and accretion	126,756	29,781	639	2,547	159,723
Operating income (loss)	93,233	(8,588)	(319)	(10,260)	74,066
Other expense (principally interest expense
and other income (expense))				(39,354)	(39,354)
Income before provision for income taxes					34,712
Cash capital expenditures (3)	74,616	15,688	916	1,053	92,273

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the six months ended June 30, 2017	(in thousands)
Revenues	$646,454	$154,097	$50,106	$—	$850,657
Cost of revenues (2)	130,678	48,041	41,595	—	220,314
Operating profit	515,776	106,056	8,511	—	630,343
Selling, general, and administrative	36,202	12,349	7,669	11,398	67,618
Acquisition related adjustments and expenses	3,338	1,936	—	—	5,274
Asset impairment and decommission costs	14,848	1,402	241	—	16,491
Depreciation, amortization and accretion	248,121	65,840	1,363	3,227	318,551
Operating income (loss)	213,267	24,529	(762)	(14,625)	222,409
Other expense (principally interest expense
and other income (expense))				(168,788)	(168,788)
Income before provision for income taxes					53,621
Cash capital expenditures (3)	103,462	46,102	320	1,732	151,616

For the six months ended June 30, 2016
Revenues	$632,072	$124,221	$49,008	$—	$805,301
Cost of revenues (2)	130,674	38,581	39,907	—	209,162
Operating profit	501,398	85,640	9,101	—	596,139
Selling, general, and administrative (4)	35,935	25,450	6,832	9,854	78,071
Acquisition related adjustments and expenses	3,197	2,806	—	—	6,003
Asset impairment and decommission costs	17,384	1,145	—	2,345	20,874
Depreciation, amortization and accretion	258,149	56,658	1,664	3,053	319,524
Operating income (loss)	186,733	(419)	605	(15,252)	171,667
Other expense (principally interest expense
and other income (expense))				(81,113)	(81,113)
Income before provision for income taxes					90,554
Cash capital expenditures (3)	179,969	37,068	1,472	1,929	220,438

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

	(in thousands)
Assets
As of June 30, 2017	$5,312,780	$1,860,273	$44,177	$91,623	$7,308,853
As of December 31, 2016	$5,396,394	$1,839,703	$43,769	$81,079	$7,360,945

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.
(4)	International site leasing includes the impact of the $16,498 Oi reserve for the three and six months ended June 30, 2016.

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

The following table sets forth basic and diluted net income per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$9,233	$32,711	$46,832	$86,348
Denominator:
Basic weighted-average shares outstanding	121,455	125,125	121,253	125,261
Dilutive impact of stock options and restricted shares	982	658	834	660
Diluted weighted-average shares outstanding	122,437	125,783	122,087	125,921
Net income per common share:
Basic	$0.08	$0.26	$0.39	$0.69
Diluted	$0.08	$0.26	$0.38	$0.69

For the three and six months ended June 30, 2017, the diluted weighted average number of common shares outstanding excluded an additional 2.1 million and 1.7 million shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the three and six months ended  June 30, 2016, the diluted weighted average number of common shares outstanding excluded an additional 0.7 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.6% of our total segment operating profit for the six months ended June 30, 2017. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2017, we owned 26,562 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,300 actual or potential sites, approximately 500 of which were revenue producing as of June 30, 2017. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America.  As of June 30, 2017,  (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2017. In addition, as of June 30, 2017, approximately 27.5% of our total towers are located in Brazil and less than 3% of our total towers are located in each of our other international markets (each country is considered a market).  We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Verizon Wireless, Sprint, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, and Chile,  significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of June 30, 2017, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs  for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the six months ended
	June 30,		June 30,

Segment operating profit as a percentage of total	2017	2016	2017	2016

Domestic site leasing	81.8%	83.8%	81.8%	84.1%
International site leasing	16.9%	15.0%	16.8%	14.4%
Total site leasing	98.7%	98.8%	98.6%	98.5%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2017, we expect organic site leasing revenue growth in both our domestic and international segments to be consistent with our growth in 2016. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of specific technology (e.g. iDEN, MetroPCS, Clearwire, and Cricket).

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

Stock repurchase program. We currently utilize stock repurchases as part of our capital allocation policy when we believe our share price is below its intrinsic value. We believe that share repurchases, when purchased at the right price, will facilitate our goal of increasing our Adjusted Funds From Operations per share.

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

Acquisitions

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or when the acquisition should be accounted for as an asset acquisition. We adopted this standard effective January 1, 2017 and all changes will be accounted for prospectively. The adoption of ASU 2017-01 did not have a material impact on our unaudited consolidated financial statements and related disclosures.

Under the new standard, our acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions which qualify as asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. For asset acquisitions, external, direct transaction costs will be capitalized as a component of the cost of the asset acquired. We will continue to expense internal acquisition costs as incurred.

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

REIT Conversion

We believe that our business has been operated in a manner that complies with the REIT rules since January 1, 2016, and as a result, we made the election to be subject to tax as a REIT commencing with our taxable year ended December 31, 2016. A REIT is an entity that qualifies for special treatment for U.S. federal income tax purposes because, among other things, it derives most of its income from real estate-based sources and makes a special election under the Code.  We operate as a REIT that principally invests in, and derives most of its income from the ownership, operation and leasing of, towers. As a REIT, we generally will be entitled to a deduction for dividends that we pay and therefore not subject to U.S. federal corporate income tax on that portion of our net income that we distribute to our shareholders.  However, we will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through taxable REIT subsidiaries (“TRSs”). These assets and operations currently consist primarily of our site development services and our international operations. Our international operations will continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. We may also be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on our assets and operations.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$325,324	$316,842	$—	$8,482	2.7%
International site leasing	77,677	65,001	4,446	8,230	12.7%
Site development	24,293	23,689	—	604	2.5%
Total	$427,294	$405,532	$4,446	$17,316	4.3%
Cost of Revenues
Domestic site leasing	$65,251	$66,199	$—	$(948)	(1.4%)
International site leasing	24,086	20,294	1,540	2,252	11.1%
Site development	20,007	20,074	—	(67)	(0.3%)
Total	$109,344	$106,567	$1,540	$1,237	1.2%
Operating Profit
Domestic site leasing	$260,073	$250,643	$—	$9,430	3.8%
International site leasing	53,591	44,707	2,906	5,978	13.4%
Site development	4,286	3,615	—	671	18.6%

Revenues

Domestic site leasing revenues increased  $8.5 million for the three months ended June 30, 2017, as compared to the prior year, due to (i) revenues from 250 towers acquired and 60 towers built since April 1, 2016 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $12.7 million for the three months ended June 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $8.2 million. These changes were primarily due to (i) revenues from 482 towers acquired and 395 towers built since April 1, 2016, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $0.6 million for the three months ended June 30, 2017, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $9.4 million for the three months ended June 30, 2017, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since April 1, 2016 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $8.9 million for the three months ended June 30, 2017, as compared to the prior year. On a constant currency basis,  international site leasing segment operating profit increased $6.0 million. These changes were primarily due to towers acquired and built since April 1, 2016 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit increased  $0.7 million for the three months ended June 30, 2017,  as compared to the prior year, primarily due to increased revenue, as well as, a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$16,845	$17,936	$—	$(1,091)	(6.1%)
International site leasing	6,390	21,065	360	(15,035)	(71.4%)
Total site leasing	$23,235	$39,001	$360	$(16,126)	(41.3%)
Site development	4,052	3,295	—	757	23.0%
Not identified by segment	6,107	5,368	—	739	13.8%
Total	$33,394	$47,664	$360	$(14,630)	(30.7%)

Selling, general, and administrative expenses decreased  $14.3 million for the three months ended June 30, 2017, as compared to the prior year.  On a constant currency basis, selling, general, and administrative expenses decreased  $14.6 million. These changes were primarily as a result of a decrease in bad debt expense due to the $16.5 million Oi reserve recorded in the second quarter of 2016, partially offset by increases in non-cash compensation, legal fees, personnel, salaries, benefits, and other support costs.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,438	$1,355	$—	$83	6.1%
International site leasing	868	1,466	9	(607)	(41.4%)
Total	$2,306	$2,821	$9	$(524)	(18.6%)

Acquisition related adjustments and expenses decreased  $0.5 million, on an actual and constant currency basis, for the three months ended June 30, 2017, as compared to the prior year. These changes were primarily as a result of a reduction in third party acquisition costs expensed in the current year as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,418	$11,363	$—	$(3,945)	(34.7%)
International site leasing	586	983	32	(429)	(43.6%)
Total site leasing	$8,004	$12,346	$32	$(4,374)	(35.4%)
Site development	136	—	—	136	—%
Not identified by segment	—	2,345	—	(2,345)	(100.0%)
Total	$8,140	$14,691	$32	$(6,583)	(44.8%)

Asset impairment and decommission costs decreased  $6.6  million, on an actual and constant currency basis, for the three months ended June 30, 2017, as compared to the prior year.  These changes were primarily as a result of a $4.4 million decrease in impairment charges resulting from our analysis that the future cash flows would not recover the carrying value of the investment and a $2.3 million decrease in write-off and disposal costs related to our former corporate headquarters building during the second quarter of 2016.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$124,225	$126,756	$—	$(2,531)	(2.0%)
International site leasing	33,015	29,781	1,871	1,363	4.6%
Total site leasing	$157,240	$156,537	$1,871	$(1,168)	(0.7%)
Site development	652	639	—	13	2.0%
Not identified by segment	1,628	2,547	—	(919)	(36.1%)
Total	$159,520	$159,723	$1,871	$(2,074)	(1.3%)

Depreciation, accretion, and amortization expense decreased $0.2 million for the three months ended June 30, 2017, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $2.1 million.

These changes were primarily due to a decrease in domestic site leasing depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional international site leasing depreciation associated with the increase in the number of towers we acquired and built since April 1, 2016.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$110,147	$93,233	$—	$16,914	18.1%
International site leasing	12,732	(8,588)	634	20,686	(240.9%)
Total site leasing	$122,879	$84,645	$634	$37,600	44.4%
Site development	(554)	(319)	—	(235)	73.7%
Not identified by segment	(7,735)	(10,260)	—	2,525	(24.6%)
Total	$114,590	$74,066	$634	$39,890	53.9%

Domestic site leasing operating income increased  $16.9 million for the three months ended June 30, 2017, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs, depreciation, accretion, and amortization expenses, and selling, general, and administrative expenses.

International site leasing operating income increased $21.3 million for the three months ended June 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $20.7 million. These changes were primarily due to higher segment operating profit and a decrease in selling, general, and administrative expenses resulting from the $16.5 million Oi reserve recorded in the second quarter of 2016, partially offset by an increase in depreciation, accretion, and amortization expenses.

Site development operating income decreased  $0.2 million for the three months ended June 30, 2017, as compared to the prior year, primarily due to increases in selling, general, and administrative expenses and asset impairment and decommission costs, partially offset by higher segment operating profit.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,909	$2,737	$162	$10	0.4%
Interest expense	(78,456)	(83,682)	5	5,221	(6.2%)
Non-cash interest expense	(717)	(460)	—	(257)	55.9%
Amortization of deferred financing fees	(4,949)	(5,325)	—	376	(7.1%)
Loss from extinguishment of debt, net	(1,961)	—	—	(1,961)	—%
Other (expense) income, net	(18,793)	47,376	(67,658)	1,489	3.1%
Total	$(101,967)	$(39,354)	$(67,491)	$4,878	(12.4%)

Interest expense decreased $5.2 million, on an actual and constant currency basis, for the three months ended June 30, 2017, as compared to the prior year, due to a lower weighted average interest rate on debt, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The decrease primarily resulted from the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, the 5.625% Senior Notes in October 2016, and the 2012-1C Tower Securities in April 2017, partially offset by the issuance of the 2016-1C Tower Securities in July 2016, the 2016

Senior Notes in August 2016, and the 2017-1C Tower Securities in April 2017, and a higher average balance outstanding on the Revolving Credit Facility in the current year period.

Loss from extinguishment of debt was $2.0 million for the three months ended June 30, 2017, as compared to none in the prior year, due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017.

Other (expense) income, net includes a  $20.4 million loss on the remeasurement of intercompany loans for the three months ended June 30, 2017, while the prior year period included a  $47.4 million gain.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$9,233	$32,711	$(66,863)	$43,385	132.6%

Net income decreased $23.5 million for the three months ended June 30, 2017, as compared to the prior year. This change was primarily due to fluctuations in our foreign currency exchange rates including changes recorded on the remeasurement of an intercompany loan,  partially offset by an increase in operating income and a decrease in interest expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$646,454	$632,072	$—	$14,382	2.3%
International site leasing	154,097	124,221	14,844	15,032	12.1%
Site development	50,106	49,008	—	1,098	2.2%
Total	$850,657	$805,301	$14,844	$30,512	3.8%
Cost of Revenues
Domestic site leasing	$130,678	$130,674	$—	$4	0.0%
International site leasing	48,041	38,581	5,207	4,253	11.0%
Site development	41,595	39,907	—	1,688	4.2%
Total	$220,314	$209,162	$5,207	$5,945	2.8%
Operating Profit
Domestic site leasing	$515,776	$501,398	$—	$14,378	2.9%
International site leasing	106,056	85,640	9,637	10,779	12.6%
Site development	8,511	9,101	—	(590)	(6.5%)

Revenues

Domestic site leasing revenues increased  $14.4 million for the six months ended June 30, 2017, as compared to the prior year, due to (i) revenues from 367 towers acquired and 70 towers built since January 1, 2016 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $29.9 million for the six months ended June 30, 2017, as compared to the prior year.   On a constant currency basis,  international site leasing revenues increased  $15.0 million. These changes were primarily due to (i) revenues from 482 towers acquired and 456 towers built since January 1, 2016,  (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $1.1 million for the six months ended June 30, 2017, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $14.4 million for the six months ended June 30, 2017, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $20.4 million for the six months ended June 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $10.8 million. These changes were primarily due to towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased $0.6 million for the six months ended June 30, 2017,  as compared to the prior year, primarily due to a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$36,202	$35,935	$—	$267	0.7%
International site leasing	12,349	25,450	963	(14,064)	(55.3%)
Total site leasing	$48,551	$61,385	$963	$(13,797)	(22.5%)
Site development	7,669	6,832	—	837	12.3%
Not identified by segment	11,398	9,854	—	1,544	15.7%
Total	$67,618	$78,071	$963	$(11,416)	(14.6%)

Selling, general, and administrative expenses decreased $10.5 million for the six months ended June 30, 2017,  as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased  $11.4 million. These changes were primarily as a result of a decrease in bad debt expense due to the $16.5 million Oi reserve recorded in the second quarter of 2016, partially offset by increases in non-cash compensation, legal fees, personnel, salaries, benefits, and other support costs.

Acquisition Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,338	$3,197	$—	$141	4.4%
International site leasing	1,936	2,806	211	(1,081)	(38.5%)
Total	$5,274	$6,003	$211	$(940)	(15.7%)

Acquisition related adjustments and expenses decreased  $0.7 million for the six months ended June 30, 2017, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $0.9 million. These changes were primarily as a result of changes in our estimated pre-acquisition contingencies as compared to the prior year period and a reduction in third party acquisition costs expensed in the current year as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$14,848	$17,384	$—	$(2,536)	(14.6%)
International site leasing	1,402	1,145	135	122	10.7%
Total site leasing	$16,250	$18,529	$135	$(2,414)	(13.0%)
Site development	241	—	—	241	—%
Not identified by segment	—	2,345	—	(2,345)	(100.0%)
Total	$16,491	$20,874	$135	$(4,518)	(21.6%)

Asset impairment and decommission costs decreased by $4.4 million for the six months ended June 30, 2017, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs decreased  $4.5 million. These changes were primarily as a result of a $2.3 million decrease in write-off and disposal costs related to our former corporate headquarters building during the second quarter of 2016 and a $1.4 million decrease in impairment charges resulting from our analysis that the future cash flows would not recover the carrying value of the investment.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$248,121	$258,149	$—	$(10,028)	(3.9%)
International site leasing	65,840	56,658	6,327	2,855	5.0%
Total site leasing	$313,961	$314,807	$6,327	$(7,173)	(2.3%)
Site development	1,363	1,664	—	(301)	(18.1%)
Not identified by segment	3,227	3,053	—	174	5.7%
Total	$318,551	$319,524	$6,327	$(7,300)	(2.3%)

Depreciation, accretion, and amortization expense decreased  $1.0 million for the six months ended June 30, 2017, as compared to the prior year. On a constant currency basis,  depreciation, accretion, and amortization expense decreased  $7.3 million. These changes were primarily due to a decrease in depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional depreciation associated with the increase in the number of towers we acquired and built since January 1, 2016.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$213,267	$186,733	$—	$26,534	14.2%
International site leasing	24,529	(419)	2,001	22,947	(5,476.6%)
Total site leasing	$237,796	$186,314	$2,001	$49,481	26.6%
Site development	(762)	605	—	(1,367)	(226.0%)
Not identified by segment	(14,625)	(15,252)	—	627	(4.1%)
Total	$222,409	$171,667	$2,001	$48,741	28.4%

Domestic site leasing operating income increased  $26.5 million for the six months ended June 30, 2017, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs.

International site leasing operating income increased  $24.9 million for the six months ended June 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $22.9 million. These changes were primarily due to higher segment operating profit and decreases in selling, general, and administrative expenses resulting from the $16.5 million Oi reserve recorded in the second quarter of 2016 and acquisition related adjustments and expenses, partially offset by an increase in depreciation, accretion, and amortization expenses.

Site development operating income decreased  $1.4 million for the six months ended June 30, 2017, as compared to the prior year, primarily due to lower segment operating profit and increases in selling, general, and administrative expenses and asset impairment and decommission costs, partially offset by a decrease in depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$6,143	$4,603	$643	$897	19.5%
Interest expense	(156,058)	(167,486)	—	11,428	(6.8%)
Non-cash interest expense	(1,421)	(915)	—	(506)	55.3%
Amortization of deferred financing fees	(11,647)	(10,590)	—	(1,057)	10.0%
Loss from extinguishment of debt, net	(1,961)	—	—	(1,961)	—%
Other (expense) income, net	(3,844)	93,275	(99,550)	2,431	2.6%
Total	$(168,788)	$(81,113)	$(98,907)	$11,232	(13.8%)

Interest expense decreased  $11.4 million, on an actual and constant currency basis, for the six months ended June 30, 2017, as compared to the prior year, due to a lower weighted average interest rate on debt, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The decrease primarily resulted from the repayment of the

2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, the 5.625% Senior Notes in October 2016, and the 2012-1C Tower Securities in April 2017, partially offset by the issuance of the 2016-1C Tower Securities in July 2016, the 2016 Senior Notes in August 2016, and the 2017-1C Tower Securities in April 2017, and a higher average balance outstanding on the Revolving Credit Facility in the current year period.

Loss from extinguishment of debt was $2.0 million for the six months ended June 30, 2017, as compared to none in the prior year, due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017.

Other (expense) income, net includes a $6.8 million loss on the remeasurement of intercompany loans for the six months ended June 30, 2017, while the prior year period included a $92.1 million gain.

Net Income:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$46,832	$86,348	$(96,918)	$57,402	66.5%

Net income decreased  $39.5 million for the six months ended June 30, 2017, as compared to the prior year.  This change was primarily due to fluctuations in our foreign currency exchange rates including changes recorded on the remeasurement of an intercompany loan, partially offset by an increase in operating income and a decrease in interest expense.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates and the Oi reserve recorded in the second quarter of 2016.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period. In addition, we believe that excluding the Oi reserve, which represents a $16.5 million one-time bad debt provision recorded in the prior year, provides management and investors the ability to better analyze our core results without the impact of what we believe is a non-recurring event.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2014 Senior Notes and 2016 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$9,233	$32,711	$(66,863)	$43,385	132.6%
Non-cash straight-line leasing revenue	(4,125)	(8,775)	(266)	4,916	(56.0%)
Non-cash straight-line ground lease expense	7,693	9,794	30	(2,131)	(21.8%)
Non-cash compensation	10,194	8,893	51	1,250	14.1%
Loss from extinguishment of debt, net	1,961	—	—	1,961	—%
Other expense (income), net	18,793	(47,376)	67,658	(1,489)	3.1%
Acquisition related adjustments and expenses	2,306	2,821	9	(524)	(18.6%)
Asset impairment and decommission costs	8,140	14,691	32	(6,583)	(44.8%)
Interest income	(2,909)	(2,737)	(162)	(10)	0.4%
Interest expense (1)	84,122	89,467	(5)	(5,340)	(6.0%)
Depreciation, accretion, and amortization	159,520	159,723	1,871	(2,074)	(1.3%)
Provision for taxes (2)	3,857	2,402	7	1,448	60.3%
Adjusted EBITDA	298,785	261,614	2,362	34,809
Oi reserve	—	16,498	—	(16,498)
Adjusted EBITDA excluding Oi reserve	$298,785	$278,112	$2,362	$18,311

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$46,832	$86,348	$(96,918)	$57,402	66.5%
Non-cash straight-line leasing revenue	(8,064)	(17,622)	(975)	10,533	(59.8%)
Non-cash straight-line ground lease expense	15,763	18,288	116	(2,641)	(14.4%)
Non-cash compensation	19,471	16,677	111	2,683	16.1%
Loss from extinguishment of debt, net	1,961	—	—	1,961	—%
Other expense (income), net	3,844	(93,275)	99,550	(2,431)	2.6%
Acquisition related adjustments and expenses	5,274	6,003	211	(940)	(15.7%)
Asset impairment and decommission costs	16,491	20,874	135	(4,518)	(21.6%)
Interest income	(6,143)	(4,603)	(643)	(897)	19.5%
Interest expense (1)	169,126	178,991	—	(9,865)	(5.5%)
Depreciation, accretion, and amortization	318,551	319,524	6,327	(7,300)	(2.3%)
Provision for taxes (2)	7,845	5,062	42	2,741	54.1%
Adjusted EBITDA	590,951	536,267	7,956	46,728
Oi reserve	—	16,498	—	(16,498)
Adjusted EBITDA excluding Oi reserve	$590,951	$552,765	$7,956	$30,230

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $467 and $401 of franchise and gross receipts taxes for the three months ended June 30, 2017 and 2016, respectively, and $1,056 and $856 of franchise and gross receipts taxes for the six months ended June 30, 2017 and 2016, respectively,  reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA excluding the Oi reserve increased  $20.7 million for the three months ended June 30, 2017, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA excluding the Oi reserve increased  $18.3 million. These changes were primarily due to increases in domestic site leasing, international site leasing, and site development segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Adjusted EBITDA excluding the Oi reserve increased  $38.2 million for the six months ended June 30, 2017, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA excluding the Oi reserve increased  $30.2 million. These changes were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses and a decrease in site development segment operating profit.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2017	June 30, 2016

	(in thousands)
Cash provided by operating activities	$404,199	$354,735
Cash used in investing activities	(168,641)	(229,427)
Cash used in financing activities	(224,110)	(124,300)
Increase in cash, cash equiv., and restricted cash	11,448	1,008
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(225)	15,009
Cash, cash equivalents, and restricted cash, beginning of period	185,970	146,619
Cash, cash equivalents, and restricted cash, end of period	$197,193	$162,636

Operating Activities

Cash provided by operating activities was $404.2 million for the six months ended June 30, 2017 as compared to $354.7 million for the six months ended June 30, 2016. The increase of $49.5 million was primarily due to increases in segment operating profit from domestic site leasing and international site leasing operating segments and a decrease in interest payments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months
	ended June 30,
	2017	2016

	(in thousands)
Acquisitions (1) (2)	$58,138	$113,512
Construction and related costs on new tower builds	32,799	34,692
Augmentation and tower upgrades	20,762	19,396
Land buyouts and other assets (3)	24,043	35,192
Tower maintenance	13,696	14,049
General corporate	2,178	2,524
Total cash capital expenditures	$151,616	$219,365

(1)	2017 excludes $63.3 million of acquisition costs paid through the issuance of 487,963 shares of Class A common stock.
(2)	Excludes $39.6 million of acquisitions completed during the second quarter of 2017 which were not funded as of June 30, 2017.
(3)	Excludes $8.1 million and $6.6 million spent on ground lease extensions and term easements on land underlying our towers for the six months ended June 30, 2017 and 2016, respectively.

During all of 2017, inclusive of the capital expenditures made during the six months ended June 30, 2017, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $29.0 million to $39.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $385.0 million to $405.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the six months ended June 30, 2017, we borrowed $100.0 million and repaid $340.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2017, we had $150.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to June 30, 2017, we borrowed an additional $65.0 million under the Revolving Credit Facility.

During the six months ended June 30, 2017, we repurchased 1.2 million shares of our Class A common stock under our current stock repurchase plan for $155.0 million at a weighted average price per share of $134.41. Subsequent to June 30, 2017, we repurchased 0.7 million shares of our Class A common stock under our current stock repurchase plan for $95.0 million at a weighted average price per share of $135.92. Shares repurchased were retired. As of the date of this filing, we had $750.0 million of authorization remaining under the current stock repurchase plan.

On January 20, 2017, SBA Senior Finance II repriced its senior secured term loans from a Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%) to a Eurodollar Rate plus 225 basis points (with a zero Eurodollar floor).

On April 17, 2017, we, through a New York common law trust (the “Trust”), issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2017, we issued 487,963 shares of Class A common stock under this registration statement. As of June 30, 2017, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2015, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No securities were issued under this registration statement from March 3, 2015 through the date of this filing.

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

During the six months ended June 30, 2017, we borrowed $100.0 million and repaid $340.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2017, we borrowed an additional $65.0 million under the Revolving Credit Facility. As of the date of this filing, $215.0 million was outstanding under the Revolving Credit Facility.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2017, the 2014 Term Loan was accruing interest at 3.48% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $14.1 million in relation to this transaction, which are being amortized through the maturity date.

During the three and six months ended June 30, 2017,  we repaid $3.8 million and $7.5 million of principal on the 2014 Term Loan. As of June 30, 2017, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of June 30, 2017, the 2015 Term Loan was accruing interest at 3.48% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.5 million in relation to this transaction, which are being amortized through the maturity date.

During the three and six months ended June 30, 2017, we repaid $1.3 million and $2.5 million of principal on the 2015 Term Loan. As of June 30, 2017, the 2015 Term Loan had a principal balance of $490.0 million.

Secured Tower Revenue Securities

2012-1C Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”), which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

On April 17, 2017, we repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the prepayment, we expensed $2.0 million of net deferred financing fees.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”).

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. We incurred deferred financing fees of $25.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly.  We incurred deferred financing fees of $22.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015-1C Tower Securities

On October 14, 2015, we, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C, which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. We incurred deferred financing fees of $11.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, we, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C, which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”).  The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $9.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

2017-1C Tower Securities

On April 17, 2017, we, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $9.8 million to date in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2017-1C Tower Securities, the non-recourse mortgage loan was increased by $800.0 million (or by a net of $190.0 million after giving effect to prepayment of the loan components relating to the 2012-1C Tower Securities). The new loan accrues interest at the same rate as the 2017-1C Tower Securities; however, it is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of June 30, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. We incurred deferred financing fees of $11.6 million in relation to this transaction, which are being amortized through the maturity date.

2016 Senior Notes

On August 15, 2016, we issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. We incurred deferred financing fees of $12.8 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

Debt Service

As of June 30, 2017, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended June 30, 2018 based on the amounts outstanding as of June 30, 2017 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2013-1C Tower Securities	432,695
2013-2C Tower Securities	21,585
2013-1D Tower Securities	339,547
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
Revolving Credit Facility	6,961
2014 Term Loan	65,438
2015 Term Loan	21,987
Total debt service for the next 12 months	$1,090,158

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$—	$750,000	$750,000	$771,563
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,117,875
2013-1C Tower Securities (1)	—	425,000	—	—	—	—	425,000	423,763
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	587,386
2013-1D Tower Securities (1)	—	330,000	—	—	—	—	330,000	330,234
2014-1C Tower Securities (1)	—	—	920,000	—	—	—	920,000	922,456
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	623,813
2015-1C Tower Securities (1)	—	—	—	500,000	—	—	500,000	502,830
2016-1C Tower Securities (1)	—	—	—	—	700,000	—	700,000	697,620
2017-1C Tower Securities (1)	—	—	—	—	—	760,000	760,000	760,129
Revolving Credit Facility	—	—	—	150,000	—	—	150,000	150,000
2014 Term Loan	7,500	15,000	15,000	15,000	1,402,500	—	1,455,000	1,456,819
2015 Term Loan	2,500	5,000	5,000	5,000	5,000	467,500	490,000	489,388
Total debt obligation	$10,000	$775,000	$940,000	$670,000	$2,107,500	$4,272,500	$8,775,000	$8,833,876

(1)	The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

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

The anticipated repayment date and the final maturity date for the 2017-1C Tower Securities is April 11, 2022 and April 9, 2047, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada,  and Chile, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada,  and Chile,  we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2017, approximately 13.4% of our revenues and approximately 15.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2017. As of June 30, 2017, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 2.9%, respectively, for the six months ended June 30, 2017.

As of June 30, 2017, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2017 would have resulted in approximately $43.5 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statement of Operations for the six months ended June 30, 2017.

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

•	our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;
•	our intent to grow our tower portfolio domestically and internationally;
•

our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•	our expectation regarding site leasing revenue growth, on an organic basis, in our domestic and international segments;
•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our ability to qualify and to remain qualified as a REIT and the timing of such qualification and our election to be subject to tax as a REIT;
•	our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;
•	our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;
•	our expectations regarding the use of NOLs to reduce REIT taxable income;
•	our expectations regarding our capital allocation strategy, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;
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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2017. Based on such evaluation, such officers have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the second quarter of 2017:

	Total			Total Number of Shares	Approximate Dollar Value
	Number	Average		Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid		Publicly Announced	Purchased Under the
Period	Purchased	Per Share		Plans or Programs (1)	Plans or Programs

4/1/2017 - 4/30/2017	—		$—	—		$1,000,000,000
5/1/2017 - 5/31/2017	333,693		$134.85	333,693		$955,001,050
6/1/2017 - 6/30/2017	819,454		$134.23	819,454		$845,002,513
Total	1,153,147		$134.41	1,153,147		$845,002,513

(1)

On January 12, 2017, our Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
5.1	Opinion of Greenberg Traurig, P.A. regarding legality of Class A common stock.
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 4, 2017	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 4, 2017	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)