Form 10-Q
period 2017-09-30
SBA COMMUNICATIONS CORP
filed 2017-11-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 117,542,678  shares of Class A common stock as of October 27, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$139,711	$146,109
Restricted cash	30,168	36,786
Accounts receivable, net	87,417	78,344
Costs and estimated earnings in excess of billings on uncompleted contracts	12,508	11,127
Prepaid expenses and other current assets	54,262	52,205
Total current assets	324,066	324,571
Property and equipment, net	2,777,339	2,792,076
Intangible assets, net	3,550,710	3,656,924
Other assets	648,355	587,374
Total assets	$7,300,470	$7,360,945
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,429	$28,320
Accrued expenses	85,052	61,129
Current maturities of long-term debt	773,289	627,157
Deferred revenue	101,168	101,098
Accrued interest	19,668	44,503
Other current liabilities	11,109	11,240
Total current liabilities	1,022,715	873,447
Long-term liabilities:
Long-term debt, net	8,185,512	8,148,426
Other long-term liabilities	350,041	334,993
Total long-term liabilities	8,535,553	8,483,419
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 118,428 and 121,004 shares issued and outstanding at September 30, 2017
and December 31, 2016, respectively	1,184	1,210
Additional paid-in capital	2,148,273	2,010,520
Accumulated deficit	(4,064,805)	(3,637,467)
Accumulated other comprehensive loss, net	(342,450)	(370,184)
Total shareholders' deficit	(2,257,798)	(1,995,921)
Total liabilities and shareholders' deficit	$7,300,470	$7,360,945

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Revenues:
Site leasing	$408,538	$388,168	$1,209,089	$1,144,461
Site development	25,407	23,151	75,513	72,159
Total revenues	433,945	411,319	1,284,602	1,216,620
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	90,351	86,354	269,070	255,609
Cost of site development	21,117	19,114	62,713	59,021
Selling, general, and administrative (1)(2)	32,559	32,255	100,177	110,326
Acquisition related adjustments and expenses	1,583	2,970	6,857	8,974
Asset impairment and decommission costs	9,417	2,305	25,908	23,180
Depreciation, accretion, and amortization	161,907	160,111	480,457	479,635
Total operating expenses	316,934	303,109	945,182	936,745
Operating income	117,011	108,210	339,420	279,875
Other income (expense):
Interest income	2,505	3,101	8,648	7,704
Interest expense	(81,357)	(83,426)	(237,415)	(250,913)
Non-cash interest expense	(725)	(585)	(2,146)	(1,500)
Amortization of deferred financing fees	(4,957)	(5,445)	(16,603)	(16,035)
Loss from extinguishment of debt, net	—	(34,512)	(1,961)	(34,512)
Other income (expense), net	20,062	(1,139)	16,218	92,137
Total other expense	(64,472)	(122,006)	(233,259)	(203,119)
Income (loss) before provision for income taxes	52,539	(13,796)	106,161	76,756
Provision for income taxes	(3,378)	(1,574)	(10,167)	(5,780)
Net income (loss)	$49,161	$(15,370)	$95,994	$70,976
Net income (loss) per common share
Basic	$0.41	$(0.12)	$0.80	$0.57
Diluted	$0.41	$(0.12)	$0.79	$0.56
Weighted average number of common shares
Basic	119,746	124,604	120,745	125,041
Diluted	121,026	124,604	121,727	125,761

(1)

Includes non-cash compensation of $9,213 and $7,970 for the three months ended September 30, 2017 and 2016, respectively, and $28,069 and $24,440 for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Includes the impact of the $16,498 Oi reserve for the nine months ended September 30, 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2017	2016	2017	2016
Net income (loss)	$49,161	$(15,370)	$95,994	$70,976
Foreign currency translation adjustments	36,472	(5,525)	27,734	131,659
Comprehensive income (loss)	$85,633	$(20,895)	$123,728	$202,635

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2016	121,004	$1,210	$2,010,520	$(3,637,467)	$(370,184)	$(1,995,921)
Net income	—	—	—	95,994	—	95,994
Common stock issued in connection with
stock purchase/option plans	711	7	45,098	—	—	45,105
Non-cash stock compensation	—	—	29,347	—	—	29,347
Common stock issued in connection with
acquisitions	488	5	63,308	—	—	63,313
Repurchase and retirement of common stock	(3,775)	(38)	—	(523,332)	—	(523,370)
Foreign currency translation adjustments	—	—	—	—	27,734	27,734
BALANCE, September 30, 2017	118,428	$1,184	$2,148,273	$(4,064,805)	$(342,450)	$(2,257,798)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months
	ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,994	$70,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	480,457	479,635
Non-cash asset impairment and decommission costs	22,316	19,050
Non-cash compensation expense	28,894	24,752
Amortization of deferred financing fees	16,603	16,035
Gain on remeasurement of U.S. dollar denominated intercompany loan	(11,649)	(88,964)
Provision for doubtful accounts (1)	1,498	20,516
Loss from extinguishment of debt, net	1,961	34,512
Other non-cash items reflected in the Statements of Operations	(2,481)	(3,418)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(11,950)	(3,644)
Prepaid expenses and other assets	(18,168)	(30,973)
Accounts payable and accrued expenses	4,846	(4,263)
Accrued interest	(24,836)	(17,825)
Other liabilities	7,987	10,842
Net cash provided by operating activities	591,472	527,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(161,007)	(191,402)
Capital expenditures	(106,310)	(104,320)
Other investing activities	(23,598)	(4,491)
Net cash used in investing activities	(290,915)	(300,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	415,000	290,000
Repayments under Revolving Credit Facility	(375,000)	(140,000)
Repayment of Tower Securities	(610,000)	(550,000)
Proceeds from issuance of Tower Securities, net of fees	749,811	690,584
Repurchase and retirement of common stock, inclusive of fees	(523,370)	(202,349)
Proceeds from 2016 Senior Notes, net of fees	—	1,078,387
Payment for the redemption of 5.75% Senior Notes	—	(825,795)
Other financing activities	25,957	(7,293)
Net cash (used in) provided by financing activities	(317,602)	333,534
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,537	13,760
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,508)	574,312
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	185,970	146,619
End of period	$172,462	$720,931

(1)	Includes the impact of the $16,498 Oi reserve for the nine months ended September 30, 2016.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months
	ended September 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$262,257	$268,997
Income taxes	$11,323	$8,133

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$254	$1,386
Common stock issued in connection with acquisitions	$63,313	$—

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

Intercompany Loans

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded an $18.4 million gain and a $3.2 million loss on the remeasurement of intercompany loans for the three months ended September 30, 2017 and 2016, respectively, and an $11.6 million gain and an $89.0 million gain on the remeasurement of intercompany loans for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the outstanding balance under the intercompany loan agreement with our Brazilian subsidiary was $433.3 million.

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

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $2.8 million and $4.1 million as of September 30, 2017 and December 31, 2016, respectively. The maximum potential obligation related to the performance targets for these various acquisitions was $4.2 million and $5.8 million as of September 30, 2017 and December 31, 2016, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017 was $7.9 million as of September 30, 2017.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016

Asset impairment (1)	$4,128	$6,673	$10,162	$14,138
Write-off of carrying value of decommissioned towers	4,496	3,587	12,143	11,449
Write-off and disposal of former corporate headquarters	—	—	—	2,346
Gain on sale of fiber assets (2)	—	(8,965)	—	(8,965)
Other third party decommission costs	793	1,010	3,603	4,212
Total asset impairment and decommission costs	$9,417	$2,305	$25,908	$23,180
(1)

Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

(2)	Related to the sale of fiber assets acquired in the 2012 Mobilitie transaction.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of September 30, 2017 and December 31, 2016. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of September 30, 2017 and December 31, 2016,  the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.7 million. These amounts are recorded in Prepaid expenses and other current assets and Other assets in the accompanying Consolidated Balance Sheets.

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

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of
	September 30, 2017	December 31, 2016	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$139,711	$146,109
Securitization escrow accounts	29,929	36,607	Restricted cash - current asset
Payment and performance bonds	239	179	Restricted cash - current asset
Surety bonds and workers compensation	2,583	3,075	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$172,462	$185,970

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2017 and December 31, 2016, the Company had $39.1 million and $39.2 million in surety, payment and performance bonds, respectively, for which it was only required to post $0.5 million in collateral as of December 31, 2016.  As of September 30, 2017,  no  collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2017 and December 31, 2016, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2017	December 31, 2016

	(in thousands)
Prepaid land rent	$30,932	$33,975
Other	23,330	18,230
Total prepaid expenses and other current assets	$54,262	$52,205

5.ACQUISITIONS

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016

	(in thousands)
Towers and related intangible assets (1)(2)	$66,338	$31,022	$124,476	$144,534
Land buyouts and other assets (3)	12,488	11,676	36,531	46,868
Total cash acquisition capital expenditures	$78,826	$42,698	$161,007	$191,402

(1)	The nine months ended September 30, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.
(2)	The three and nine months ended September 30, 2017 exclude $21.0 million of acquisitions completed during the second quarter of 2017 which were not funded as of September 30, 2017.
(3)

In addition, the Company paid $2.4 million and $2.2 million for ground lease extensions and term easements on land underlying our towers during the three months ended September 30, 2017 and 2016, respectively, and paid $10.6 million and $8.7 million for ground lease extensions and term easements on land underlying our towers during the nine months ended September 30, 2017 and 2016, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

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

During the nine months ended September 30, 2017, the Company acquired 436 completed towers and related assets and liabilities consisting of $48.0 million of property and equipment, $160.0 million of intangible assets, and $0.2 million of working capital adjustments.

Subsequent to September 30, 2017, the Company acquired 35 towers and related assets for $24.4 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2017			As of December 31, 2016
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,284,068	$(1,612,010)	$2,672,058	$4,141,968	$(1,401,025)	$2,740,943
Network location intangibles	1,555,579	(676,927)	878,652	1,515,348	(599,367)	915,981
Intangible assets, net	$5,839,647	$(2,288,937)	$3,550,710	$5,657,316	$(2,000,392)	$3,656,924

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $96.8 million and $93.6 million for the three months ended September 30, 2017 and 2016, respectively, and $286.8 million and $276.4 million for the nine months ended September 30, 2017 and 2016, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	September 30, 2017	December 31, 2016

	(in thousands)
Towers and related components	$4,691,935	$4,563,756
Construction-in-process	36,429	38,926
Furniture, equipment, and vehicles	51,713	50,671
Land, buildings, and improvements	617,032	578,680
Total property and equipment	5,397,109	5,232,033
Less: accumulated depreciation	(2,619,770)	(2,439,957)
Property and equipment, net	$2,777,339	$2,792,076

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $65.0 million and $66.4 million for the three months ended September 30, 2017 and 2016, respectively, and $193.2 million and $202.8 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, non-cash capital expenditures that are included in accounts payable and accrued expenses were $7.5 million and $7.0 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	September 30, 2017	December 31, 2016

	(in thousands)
Costs incurred on uncompleted contracts	$31,845	$34,577
Estimated earnings	11,255	11,185
Billings to date	(30,861)	(36,027)
	$12,239	$9,735

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2017	December 31, 2016

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,508	$11,127
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(269)	(1,392)
	$12,239	$9,735

Eight customers comprised 82.3% and 81.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings at September 30, 2017 and December 31, 2016, respectively.

9.EARNINGS PER SHARE

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

The following table sets forth basic and diluted net income per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$49,161	$(15,370)	$95,994	$70,976
Denominator:
Basic weighted-average shares outstanding	119,746	124,604	120,745	125,041
Dilutive impact of stock options and restricted shares	1,280	—	982	720
Diluted weighted-average shares outstanding	121,026	124,604	121,727	125,761
Net income (loss) per common share:
Basic	$0.41	$(0.12)	$0.80	$0.57
Diluted	$0.41	$(0.12)	$0.79	$0.56

For the three and nine months ended  September 30, 2017, the diluted weighted average number of common shares outstanding excluded an additional 11,674 and 1.8 million shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2017			December 31, 2016
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	July 15, 2022	$750,000	$772,500	$738,547	$750,000	$763,125	$736,992
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,134,375	1,080,674	1,100,000	1,083,500	1,078,954
2012-1C Tower Securities	Dec. 11, 2017	—	—	—	610,000	610,165	607,157
2013-1C Tower Securities	April 10, 2018	425,000	423,959	424,049	425,000	423,381	422,768
2013-2C Tower Securities	April 11, 2023	575,000	586,103	568,339	575,000	563,322	567,545
2013-1D Tower Securities	April 10, 2018	330,000	330,234	329,240	330,000	334,521	328,225
2014-1C Tower Securities	Oct. 8, 2019	920,000	921,168	914,244	920,000	922,199	912,219
2014-2C Tower Securities	Oct. 8, 2024	620,000	623,181	613,253	620,000	608,921	612,641
2015-1C Tower Securities	Oct. 8, 2020	500,000	501,790	492,920	500,000	495,145	491,289
2016-1C Tower Securities	July 9, 2021	700,000	697,081	692,658	700,000	688,072	691,322
2017-1C Tower Securities	April 11, 2022	760,000	759,248	750,645	—	—	—
Revolving Credit Facility	Feb. 5, 2020	430,000	430,000	430,000	390,000	390,000	390,000
2014 Term Loan	Mar. 24, 2021	1,451,250	1,454,878	1,442,529	1,462,500	1,467,984	1,452,039
2015 Term Loan	June 10, 2022	488,750	489,361	481,703	492,500	494,347	484,432
Total debt		$9,050,000	$9,123,878	$8,958,801	$8,875,000	$8,844,682	$8,775,583
Less: current maturities of long-term debt				(773,289)			(627,157)
Total long-term debt, net of current maturities				$8,185,512			$8,148,426

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	$—	$—	$7,031	$—	$—	$—	$21,094	—
5.75% Senior Notes	—	—	5,494	—	—	—	28,494	—
2014 Senior Notes	9,141	182	9,141	173	27,422	540	27,422	513
2016 Senior Notes	13,406	240	6,852	117	40,219	711	6,852	117
2010-2C Tower Securities	—	—	1,098	—	—	—	15,213	—
2012-1C Tower Securities	—	—	4,529	—	5,331	—	13,596	—
2013 Tower Securities	10,804	—	10,804	—	32,413	—	32,413	—
2014 Tower Securities	12,785	—	12,785	—	38,354	—	38,354	—
2015-1C Tower Securities	3,985	—	3,985	—	11,954	—	11,954	—
2016-1C Tower Securities	5,090	—	4,808	—	15,271	—	4,808	—
2017-1C Tower Securities	6,096	—	—	—	11,098	—	—	—
Revolving Credit Facility	2,673	—	667	—	6,848	—	2,245	—
2014 Term Loan	12,964	133	12,209	129	36,291	391	36,453	380
2015 Term Loan	4,366	170	4,111	166	12,221	504	12,275	490
Other	47	—	(88)	—	(7)	—	(260)	—
Total	$81,357	$725	$83,426	$585	$237,415	$2,146	$250,913	$1,500

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

During the three and nine months ended September 30, 2017, the Company borrowed $315.0 million and $415.0 million, respectively, and repaid $35.0 million and $375.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2017, the Company borrowed an additional $30.0 million and repaid $460.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing,  no amount was outstanding under the Revolving Credit Facility.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2017, the 2014 Term Loan was accruing interest at 3.49% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $14.1 million in relation to this transaction, which are being amortized through the maturity date.

During the three and nine months ended September 30, 2017, the Company repaid $3.8 million and $11.3 million of principal on the 2014 Term Loan. As of September 30, 2017, the 2014 Term Loan had a principal balance of $1,451.3  million.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2017, the 2015 Term Loan was accruing interest at 3.49% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.5 million in relation to this transaction, which are being amortized through the maturity date.

During the three and nine months ended September 30, 2017, the Company repaid $1.3 million and $3.8 million of principal on the 2015 Term Loan. As of September 30, 2017, the 2015 Term Loan had a principal balance of $488.8 million.

Secured Tower Revenue Securities

2012-1C Tower Securities

On August 9, 2012, the Company, through a New York common law trust (the “Trust”), issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”), which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

On April 17, 2017, the Company repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”).

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. The Company incurred deferred financing fees of $25.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company incurred deferred financing fees of $22.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

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

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C, which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company incurred deferred financing fees of $9.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

2017-1C Tower Securities

On April 17, 2017, the Company, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. The Company incurred deferred financing fees of $10.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

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

Debt Covenants

As of September 30, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

2017 Senior Notes

On October 13, 2017, the Company issued $750.0 million of unsecured senior notes due October 1, 2022 (the “2017 Senior Notes”). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October  1 of each year, beginning on April 1, 2018. The Company incurred deferred financing fees of $8.2 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

11.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents (see Note 12) related to its outstanding stock options and restricted stock units.  These potential common stock equivalents were considered in the Company’s diluted earnings per share calculation (see Note 9).

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

On January 12, 2017, the Company’s Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015, which had a remaining authorization of $150.0 million. This plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. During the three months ended September 30, 2017, the Company repurchased 2.7 million shares of its Class A common stock under this plan for $383.9 million, at an average price per share of $141.17.  During the nine months ended September 30, 2017, the Company repurchased 3.9 million shares of its Class A common stock under this plan for $538.9 million, at an average price per share of $139.16.  Shares repurchased were retired.

Subsequent to September 30, 2017, the Company repurchased 0.8 million shares of its Class A common stock for $111.1 million, at an average price per share of $147.19.  Shares repurchased were retired. As of the date of this filing, the Company had $350.0 million of authorization remaining under the current stock repurchase plan.

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2016, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. During the nine months ended September 30, 2017, the Company issued 487,963 shares of Class A common stock under this registration statement. As of September 30, 2017,  the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

12.STOCK-BASED COMPENSATION

Stock Options

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses a combination of historical data and historical volatility to establish the expected volatility, as well as to estimate the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	For the nine months ended
	September 30,
	2017	2016

Risk free interest rate	1.70% - 1.97%	1.11% - 1.43%
Dividend yield	0.0%	0.0%
Expected volatility	20%	20%
Expected lives	4.6 years	4.7 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2017 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2016	4,447	$93.09
Granted	1,171	$115.41
Exercised	(615)	$78.64
Canceled	(62)	$105.44
Outstanding at September 30, 2017	4,941	$100.03	4.6	$217,485
Exercisable at September 30, 2017	2,076	$87.74	3.3	$116,910
Unvested at September 30, 2017	2,865	$108.93	5.5	$100,575

The weighted-average per share fair value of options granted during the nine months ended September 30, 2017 was $23.88. The total intrinsic value for options exercised during the nine months ended September 30, 2017 was $30.9 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2017:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Shares	Share
	(in thousands)
Outstanding at December 31, 2016	291	$101.74
Granted	171	$116.52
Vested	(122)	$98.75
Forfeited/canceled	(10)	$109.83
Outstanding at September 30, 2017	330	$110.27

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended September 30, 2017	(in thousands)
Revenues	$328,395	$80,143	$25,407	$—	$433,945
Cost of revenues (2)	65,226	25,125	21,117	—	111,468
Operating profit	263,169	55,018	4,290	—	322,477
Selling, general, and administrative	16,945	6,658	3,826	5,130	32,559
Acquisition related adjustments and expenses	962	621	—	—	1,583
Asset impairment and decommission costs	7,898	1,554	(35)	—	9,417
Depreciation, amortization and accretion	125,142	34,548	605	1,612	161,907
Operating income (loss)	112,222	11,637	(106)	(6,742)	117,011
Other expense (principally interest expense
and other income (expense))				(64,472)	(64,472)
Income before provision for income taxes					52,539
Cash capital expenditures (3)	57,352	57,507	372	724	115,955

For the three months ended September 30, 2016
Revenues	$319,109	$69,059	$23,151	$—	$411,319
Cost of revenues (2)	65,353	21,001	19,114	—	105,468
Operating profit	253,756	48,058	4,037	—	305,851
Selling, general, and administrative	19,206	5,277	3,128	4,644	32,255
Acquisition related adjustments and expenses	335	2,635	—	—	2,970
Asset impairment and decommission costs	1,974	331	—	—	2,305
Depreciation, amortization and accretion	126,059	31,453	997	1,602	160,111
Operating income (loss)	106,182	8,362	(88)	(6,246)	108,210
Other expense (principally interest expense
and other income (expense))				(122,006)	(122,006)
Loss before provision for income taxes					(13,796)
Cash capital expenditures (3)	52,589	23,057	320	704	76,670

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the nine months ended September 30, 2017	(in thousands)
Revenues	$974,850	$234,239	$75,513	$—	$1,284,602
Cost of revenues (2)	195,903	73,167	62,713	—	331,783
Operating profit	778,947	161,072	12,800	—	952,819
Selling, general, and administrative	53,147	19,007	11,495	16,528	100,177
Acquisition related adjustments and expenses	4,300	2,557	—	—	6,857
Asset impairment and decommission costs	22,746	2,956	206	—	25,908
Depreciation, amortization and accretion	373,262	100,388	1,968	4,839	480,457
Operating income (loss)	325,492	36,164	(869)	(21,367)	339,420
Other expense (principally interest expense
and other income (expense))				(233,259)	(233,259)
Income before provision for income taxes					106,161
Cash capital expenditures (3)	160,814	103,609	692	2,456	267,571

For the nine months ended September 30, 2016
Revenues	$951,181	$193,280	$72,159	$—	$1,216,620
Cost of revenues (2)	196,027	59,582	59,021	—	314,630
Operating profit	755,154	133,698	13,138	—	901,990
Selling, general, and administrative (4)	55,141	30,727	9,960	14,498	110,326
Acquisition related adjustments and expenses	3,533	5,441	—	—	8,974
Asset impairment and decommission costs	19,359	1,476	—	2,345	23,180
Depreciation, amortization and accretion	384,208	88,111	2,661	4,655	479,635
Operating income (loss)	292,913	7,943	517	(21,498)	279,875
Other expense (principally interest expense
and other income (expense))				(203,119)	(203,119)
Income before provision for income taxes					76,756
Cash capital expenditures (3)	232,558	60,125	1,792	2,633	297,108

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of September 30, 2017	$5,247,946	$1,929,355	$44,976	$78,193	$7,300,470
As of December 31, 2016	$5,396,394	$1,839,703	$43,769	$81,079	$7,360,945

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.
(4)	International site leasing includes the impact of the $16,498 Oi reserve for the nine months ended September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.7% of our total segment operating profit for the nine months ended September 30, 2017. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2017, we owned 26,764 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,300 actual or potential sites, approximately 500 of which were revenue producing as of September 30, 2017. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of September 30, 2017, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2017. In addition, as of September 30, 2017, approximately 27.6% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Verizon Wireless, Sprint, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile,  and Colombia, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Argentina and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of September 30, 2017, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the nine months ended
	September 30,		September 30,

Segment operating profit as a percentage of total	2017	2016	2017	2016

Domestic site leasing	81.6%	83.0%	81.8%	83.7%
International site leasing	17.1%	15.7%	16.9%	14.8%
Total site leasing	98.7%	98.7%	98.7%	98.5%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During the remainder of 2017, we expect organic site leasing revenue growth in both our domestic and international segments to be consistent with our growth in 2016 and the nine months ended September 30, 2017. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of specific technology (e.g. iDEN, MetroPCS, Clearwire, and Cricket).

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

As a REIT, we will generally be required to distribute at least 90% of our REIT taxable income after the utilization of any available net operating losses (“NOLs”) (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our shareholders.  In addition to the REIT distribution requirements, our determination as to the timing and amount of future dividend distributions will be based on a number of factors, including investment opportunities around our core business, the availability of our existing federal NOLs of approximately $1.1 billion as of December 31, 2016 that are attributes of the REIT, our financial condition, earnings, debt covenants, and other possible uses of such funds.  We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of the remeasurement of our intercompany loans.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$328,395	$319,109	$—	$9,286	2.9%
International site leasing	80,143	69,059	1,521	9,563	13.8%
Site development	25,407	23,151	—	2,256	9.7%
Total	$433,945	$411,319	$1,521	$21,105	5.1%
Cost of Revenues
Domestic site leasing	$65,226	$65,353	$—	$(127)	(0.2%)
International site leasing	25,125	21,001	531	3,593	17.1%
Site development	21,117	19,114	—	2,003	10.5%
Total	$111,468	$105,468	$531	$5,469	5.2%
Operating Profit
Domestic site leasing	$263,169	$253,756	$—	$9,413	3.7%
International site leasing	55,018	48,058	990	5,970	12.4%
Site development	4,290	4,037	—	253	6.3%

Revenues

Domestic site leasing revenues increased  $9.3 million for the three months ended September 30, 2017, as compared to the prior year, due to (i) revenues from 248 towers acquired and 60 towers built since July 1, 2016 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $11.1 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $9.6 million. These changes were primarily due to (i) revenues from 560 towers acquired and 439 towers built since July 1, 2016, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.5% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $2.3 million for the three months ended September 30, 2017, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $9.4 million for the three months ended September 30, 2017, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since July 1, 2016 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $7.0 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $6.0 million. These changes were primarily due to towers acquired and built since July 1, 2016 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit increased  $0.3 million for the three months ended September 30, 2017, as compared to the prior year, primarily due to increased revenue,  partially offset by lower margins due to a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$16,945	$19,206	$—	$(2,261)	(11.8%)
International site leasing	6,658	5,277	121	1,260	23.9%
Total site leasing	$23,603	$24,483	$121	$(1,001)	(4.1%)
Site development	3,826	3,128	—	698	22.3%
Not identified by segment	5,130	4,644	—	486	10.5%
Total	$32,559	$32,255	$121	$183	0.6%

Selling, general, and administrative expenses increased  $0.3 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $0.2 million. These changes were primarily as a result of increases  in non-cash compensation, personnel, salaries, benefits, and other support costs particularly in connection with our international expansion, partially offset by a decrease in the provision for doubtful accounts associated with our domestic site leasing business.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$962	$335	$—	$627	187.2%
International site leasing	621	2,635	(12)	(2,002)	(76.0%)
Total	$1,583	$2,970	$(12)	$(1,375)	(46.3%)

Acquisition related adjustments and expenses decreased  $1.4 million, on an actual and constant currency basis, for the three months ended September 30, 2017, as compared to the prior year. These changes were primarily as a result of a reduction in third party acquisition costs expensed in the current year as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,898	$1,974	$—	$5,924	300.1%
International site leasing	1,554	331	66	1,157	349.5%
Total site leasing	$9,452	$2,305	$66	$7,081	307.2%
Site development	(35)	—	—	(35)	—%
Total	$9,417	$2,305	$66	$7,046	305.7%

Asset impairment and decommission costs increased  $7.1 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased  $7.0 million. These changes were primarily as a result of a $9.0 million gain on the sale of fiber assets recorded in the prior year period, partially offset by a  $2.5 million decrease in impairment charges from the prior year associated with our regular analysis of whether the future cash flows are adequate to recover the carrying value of the investment.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$125,142	$126,059	$—	$(917)	(0.7%)
International site leasing	34,548	31,453	662	2,433	7.7%
Total site leasing	$159,690	$157,512	$662	$1,516	1.0%
Site development	605	997	—	(392)	(39.3%)
Not identified by segment	1,612	1,602	—	10	0.6%
Total	$161,907	$160,111	$662	$1,134	0.7%

Depreciation, accretion, and amortization expense increased $1.8 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $1.1 million. These changes were primarily due to additional international site leasing depreciation associated with the increase in the number of towers we acquired and built since July 1, 2016, partially offset by a decrease in domestic site leasing depreciation associated with assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$112,222	$106,182	$—	$6,040	5.7%
International site leasing	11,637	8,362	153	3,122	37.3%
Total site leasing	$123,859	$114,544	$153	$9,162	8.0%
Site development	(106)	(88)	—	(18)	20.5%
Not identified by segment	(6,742)	(6,246)	—	(496)	7.9%
Total	$117,011	$108,210	$153	$8,648	8.0%

Domestic site leasing operating income increased  $6.0 million for the three months ended September 30, 2017, as compared to the prior year, primarily due to higher segment operating profit and decreases in selling, general, and administrative expenses and depreciation, accretion, and amortization expenses, partially offset by increases in asset impairment and decommission costs and acquisition related adjustments and expenses.

International site leasing operating income increased $3.3 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $3.1 million. These changes were primarily due to higher segment operating profit and a decrease in acquisition related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expenses, selling, general, and administrative expenses, and asset impairment and decommission costs.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,505	$3,101	$42	$(638)	(20.6%)
Interest expense	(81,357)	(83,426)	(3)	2,072	(2.5%)
Non-cash interest expense	(725)	(585)	—	(140)	23.9%
Amortization of deferred financing fees	(4,957)	(5,445)	—	488	(9.0%)
Loss from extinguishment of debt, net	—	(34,512)	—	34,512	—%
Other (expense) income, net	20,062	(1,139)	21,521	(320)	28.1%
Total	$(64,472)	$(122,006)	$21,560	$35,974	(29.5%)

Interest expense decreased $2.1 million, on an actual and constant currency basis, for the three months ended September 30, 2017, as compared to the prior year, due to a lower weighted average interest rate on debt and lower average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The decrease primarily resulted from the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, the 5.625% Senior Notes in October 2016, and the 2012-1C Tower Securities in April 2017, partially offset by the issuance of the 2016 Senior Notes in August 2016 and the 2017-1C Tower Securities in April 2017, and a higher average balance outstanding on the Revolving Credit Facility in the current year period.

Loss from extinguishment of debt was $34.5 million for the three months ended September 30, 2016 due to the payment of a $25.8 million call premium on the redemption of the 5.75% Senior Notes, the write-off of $7.7 million in deferred financing fees related to the 5.75% Senior Notes, and the write-off of $1.0 million in deferred financing fees related to the redemption of the 2010-2C Tower Securities.

Other (expense) income, net includes an $18.4 million gain on the remeasurement of a U.S. dollar denominated intercompany loan with a Brazilian subsidiary for the three months ended September 30, 2017, while the prior year period included a $3.2 million loss.

Provision for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(3,378)	$(1,574)	$8	$(1,812)	115.1%

Provision for income taxes increased $1.8 million, on an actual and constant currency basis, for the three months ended September 30, 2017, as compared to the prior year. These changes were primarily due to an increase in state tax provisions from becoming a taxpayer in additional jurisdictions.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$49,161	$(15,370)	$21,705	$42,826	278.6%

Net income increased $64.5 million for the three months ended September 30, 2017, as compared to the prior year. On a constant currency basis, net income increased $42.8 million. These changes  were primarily due to fluctuations in our foreign currency exchange rates including changes recorded on the remeasurement of the intercompany loan,  an increase in operating income, and a decrease in the loss from extinguishment of debt.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$974,850	$951,181	$—	$23,669	2.5%
International site leasing	234,239	193,280	16,365	24,594	12.7%
Site development	75,513	72,159	—	3,354	4.6%
Total	$1,284,602	$1,216,620	$16,365	$51,617	4.2%
Cost of Revenues
Domestic site leasing	$195,903	$196,027	$—	$(124)	(0.1%)
International site leasing	73,167	59,582	5,738	7,847	13.2%
Site development	62,713	59,021	—	3,692	6.3%
Total	$331,783	$314,630	$5,738	$11,415	3.6%
Operating Profit
Domestic site leasing	$778,947	$755,154	$—	$23,793	3.2%
International site leasing	161,072	133,698	10,627	16,747	12.5%
Site development	12,800	13,138	—	(338)	(2.6%)

Revenues

Domestic site leasing revenues increased  $23.7 million for the nine months ended September 30, 2017, as compared to the prior year, due to (i) revenues from 402 towers acquired and 85 towers built since January 1, 2016 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $41.0 million for the nine months ended September 30, 2017, as compared to the prior year.  On a constant currency basis, international site leasing revenues increased  $24.6 million. These changes were primarily due to (i) revenues from 565 towers acquired and 575 towers built since January 1, 2016, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $3.4 million for the nine months ended September 30, 2017, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $23.8 million for the nine months ended September 30, 2017, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $27.4 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $16.7 million. These changes were primarily due to towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, partially offset by increases in cost of revenues.

Site development segment operating profit decreased  $0.3 million for the nine months ended September 30, 2017, as compared to the prior year, primarily due to lower margins resulting from a change in the mix of work performed, partially offset by an increase in revenue due to increased carrier activity.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$53,147	$55,141	$—	$(1,994)	(3.6%)
International site leasing	19,007	30,727	911	(12,631)	(41.1%)
Total site leasing	$72,154	$85,868	$911	$(14,625)	(17.0%)
Site development	11,495	9,960	—	1,535	15.4%
Not identified by segment	16,528	14,498	—	2,030	14.0%
Total	$100,177	$110,326	$911	$(11,060)	(10.0%)

Selling, general, and administrative expenses decreased  $10.1 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased  $11.1 million. These changes were primarily as a result of a decrease in the provision for doubtful accounts which included the $16.5 million Oi reserve recorded in the second quarter of 2016, partially offset by increases in non-cash compensation,  personnel, salaries, benefits, and other support costs.

Acquisition Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$4,300	$3,533	$—	$767	21.7%
International site leasing	2,557	5,441	194	(3,078)	(56.6%)
Total	$6,857	$8,974	$194	$(2,311)	(25.8%)

Acquisition related adjustments and expenses decreased  $2.1 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $2.3 million. These changes were primarily as a result of changes in our estimated pre-acquisition contingencies as compared to the prior year period and a reduction in third party acquisition costs expensed in the current year as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$22,746	$19,359	$—	$3,387	17.5%
International site leasing	2,956	1,476	201	1,279	86.7%
Total site leasing	$25,702	$20,835	$201	$4,666	22.4%
Site development	206	—	—	206	—%
Not identified by segment	—	2,345	—	(2,345)	(100.0%)
Total	$25,908	$23,180	$201	$2,527	10.9%

Asset impairment and decommission costs increased by $2.7 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased  $2.5 million. These changes were primarily as a result of a $9.0 million gain on the sale of fiber assets recorded in the prior year period, partially offset by a $2.3 million decrease in write-off and disposal costs related to our former corporate headquarters building during the second quarter of 2016 and a $4.0 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows are adequate to recover the carrying value of the investment.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$373,262	$384,208	$—	$(10,946)	(2.8%)
International site leasing	100,388	88,111	6,988	5,289	6.0%
Total site leasing	$473,650	$472,319	$6,988	$(5,657)	(1.2%)
Site development	1,968	2,661	—	(693)	(26.0%)
Not identified by segment	4,839	4,655	—	184	4.0%
Total	$480,457	$479,635	$6,988	$(6,166)	(1.3%)

Depreciation, accretion, and amortization expense increased  $0.8 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased  $6.2 million. These changes were primarily due to a decrease in domestic site leasing depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional international site leasing depreciation associated with an increase in the number of towers we acquired and built since January 1, 2016.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$325,492	$292,913	$—	$32,579	11.1%
International site leasing	36,164	7,943	2,333	25,888	325.9%
Total site leasing	$361,656	$300,856	$2,333	$58,467	19.4%
Site development	(869)	517	—	(1,386)	(268.1%)
Not identified by segment	(21,367)	(21,498)	—	131	(0.6%)
Total	$339,420	$279,875	$2,333	$57,212	20.4%

Domestic site leasing operating income increased  $32.6 million for the nine months ended September 30, 2017, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased  $28.2 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $25.9 million. These changes were primarily due to higher segment operating profit and decreases in selling, general, and administrative expenses resulting from the $16.5 million Oi reserve recorded in the second quarter of 2016 and acquisition related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expenses and asset impairment and decommission costs.

Site development operating income decreased  $1.4 million for the nine months ended September 30, 2017, as compared to the prior year, primarily due to lower segment operating profit and increases in selling, general, and administrative expenses and asset impairment and decommission costs, partially offset by a decrease in depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$8,648	$7,704	$685	$259	3.4%
Interest expense	(237,415)	(250,913)	(3)	13,501	(5.4%)
Non-cash interest expense	(2,146)	(1,500)	—	(646)	43.1%
Amortization of deferred financing fees	(16,603)	(16,035)	—	(568)	3.5%
Loss from extinguishment of debt, net	(1,961)	(34,512)	—	32,551	(94.3%)
Other (expense) income, net	16,218	92,137	(78,029)	2,110	2.3%
Total	$(233,259)	$(203,119)	$(77,347)	$47,207	(23.2%)

Interest expense decreased  $13.5 million, on an actual and constant currency basis, for the nine months ended September 30, 2017, as compared to the prior year, due to a lower weighted average interest rate on debt and a lower average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The decrease primarily resulted from the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, the 5.625% Senior Notes in October 2016, and the 2012-1C Tower Securities in April 2017, partially offset by the issuance of the 2016-1C Tower Securities in July 2016, the 2016 Senior Notes in August 2016, and the 2017-1C Tower Securities in April 2017, and a higher average balance outstanding on the Revolving Credit Facility in the current year period.

Loss from extinguishment of debt was $2.0 million for the nine months ended September 30, 2017 due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017. Loss from extinguishment of debt was $34.5 million for the nine months ended September 30, 2016 due to the payment of a $25.8 million call premium and the write off of $7.7 million in deferred financing fees on the redemption of the 5.75% Senior Notes, and the write off of $1.0 million in deferred financing fees related to the redemption of the 2010-2C Tower Securities.

Other (expense) income, net includes an $11.6 million gain on the remeasurement of a U.S. dollar denominated intercompany loan with a Brazilian subsidiary for the nine months ended September 30, 2017, while the prior year period included an $89.0 million gain.

Provision for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(10,167)	$(5,780)	$19	$(4,406)	76.2%

Provision for income taxes increased $4.4 million, on an actual and constant currency basis, for the nine months ended September 30, 2017, as compared to the prior year. These changes were primarily due to an increase in state tax provisions from becoming a taxpayer in additional jurisdictions.

Net Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$95,994	$70,976	$(75,033)	$100,051	141.0%

Net income increased  $25.0 million for the nine months ended September 30, 2017, as compared to the prior year. On a constant currency basis, net income increased $100.1 million. These changes  were primarily due to an increase in operating income and a decrease in interest expense, partially offset by fluctuations in our foreign currency exchange rates including changes recorded on the remeasurement of the intercompany loan.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates and the Oi reserve recorded in the second quarter of 2016. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of the remeasurement of our intercompany loans.  In addition, we believe that excluding the Oi reserve, which represents a $16.5 million one-time provision for doubtful accounts recorded in the prior year, provides management and investors the ability to better analyze our core results without the impact of what we believe is a non-recurring event.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2014 Senior Notes,  2016 Senior Notes, and 2017 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$49,161	$(15,370)	$21,705	$42,826	(278.6%)
Non-cash straight-line leasing revenue	(4,376)	(7,334)	(86)	3,044	(41.5%)
Non-cash straight-line ground lease expense	7,698	8,323	14	(639)	(7.7%)
Non-cash compensation	9,423	8,076	31	1,316	16.3%
Loss from extinguishment of debt, net	—	34,512	—	(34,512)	—%
Other expense (income), net	(20,062)	1,139	(21,521)	320	28.1%
Acquisition related adjustments and expenses	1,583	2,970	(12)	(1,375)	(46.3%)
Asset impairment and decommission costs	9,417	2,305	66	7,046	305.7%
Interest income	(2,505)	(3,101)	(42)	638	(20.6%)
Interest expense (1)	87,039	89,456	3	(2,420)	(2.7%)
Depreciation, accretion, and amortization	161,907	160,111	662	1,134	0.7%
Provision for taxes (2)	3,835	2,123	8	1,704	80.3%
Adjusted EBITDA	$303,120	$283,210	$828	$19,082

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$95,994	$70,976	$(75,033)	$100,051	141.0%
Non-cash straight-line leasing revenue	(12,440)	(24,955)	(1,061)	13,576	(54.4%)
Non-cash straight-line ground lease expense	23,461	26,610	130	(3,279)	(12.3%)
Non-cash compensation	28,894	24,752	110	4,032	16.3%
Loss from extinguishment of debt, net	1,961	34,512	—	(32,551)	(94.3%)
Other expense (income), net	(16,218)	(92,137)	78,029	(2,110)	2.3%
Acquisition related adjustments and expenses	6,857	8,974	194	(2,311)	(25.8%)
Asset impairment and decommission costs	25,908	23,180	201	2,527	10.9%
Interest income	(8,648)	(7,704)	(685)	(259)	3.4%
Interest expense (1)	256,164	268,448	3	(12,287)	(4.6%)
Depreciation, accretion, and amortization	480,457	479,635	6,988	(6,166)	(1.3%)
Provision for taxes (2)	11,680	7,185	50	4,445	61.9%
Adjusted EBITDA	894,070	819,476	8,926	65,668
Oi reserve	—	16,498	—	(16,498)
Adjusted EBITDA excluding Oi reserve	$894,070	$835,974	$8,926	$49,170

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $457 and $549 of franchise and gross receipts taxes for the three months ended September 30, 2017 and 2016, respectively, and $1,513 and $1,405 of franchise and gross receipts taxes for the nine months ended September 30, 2017 and 2016, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased  $19.9 million for the three months ended September 30, 2017, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $19.1 million. These changes were primarily due to increases in domestic site leasing, international site leasing, and site development segment operating profit.

Adjusted EBITDA excluding the Oi reserve increased  $58.1 million for the nine months ended September 30, 2017, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA excluding the Oi reserve increased  $49.2 million. These changes were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses after excluding the Oi reserve and a decrease in site development segment operating profit.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2017	September 30, 2016

	(in thousands)
Cash provided by operating activities	$591,472	$527,231
Cash used in investing activities	(290,915)	(300,213)
Cash (used in) provided by financing activities	(317,602)	333,534
Change in cash, cash equivalents, and restricted cash	(17,045)	560,552
Effect of exchange rate changes on cash, cash equiv., and restricted cash	3,537	13,760
Cash, cash equivalents, and restricted cash, beginning of period	185,970	146,619
Cash, cash equivalents, and restricted cash, end of period	$172,462	$720,931

Operating Activities

Cash provided by operating activities was $591.5 million for the nine months ended September 30, 2017 as compared to $527.2 million for the nine months ended September 30, 2016. The increase of $64.2 million was primarily due to increases in segment operating profit from domestic site leasing and international site leasing operating segments and a decrease in interest payments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months
	ended September 30,
	2017	2016

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$124,476	$144,535
Construction and related costs on new tower builds	49,650	51,487
Augmentation and tower upgrades	31,704	28,201
Land buyouts and other assets (3)	36,531	46,867
Tower maintenance	21,752	21,125
General corporate	3,204	3,507
Total cash capital expenditures	$267,317	$295,722

(1)	The nine months ended September 30, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.
(2)	The nine months ended September 30, 2017 excludes $21.0 million of acquisitions completed during the second quarter of 2017 which were not funded as of September 30, 2017.
(3)	In addition, we paid $10.6 million and $8.7 million for ground lease extensions and term easements on land underlying our towers during the nine months ended September 30, 2017 and 2016, respectively.

During all of 2017, inclusive of the capital expenditures made during the nine months ended September 30, 2017, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.5 million to $37.5 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $395.0 million to $415.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the nine months ended September 30, 2017, we borrowed $415.0 million and repaid $375.0 million of the outstanding balance under the Revolving Credit Facility. As of September 30, 2017, we had $430.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to September 30, 2017, we borrowed an additional $30.0 million and repaid $460.0 million of the outstanding balance under the Revolving Credit Facility with proceeds from the 2017 Senior Notes (defined below). As of the date of this filing, no amount was outstanding under the Revolving Credit Facility.

During the nine months ended September 30, 2017, we repurchased 3.9 million shares of our Class A common stock under our current stock repurchase plan for $538.9 million at a weighted average price per share of $139.16. Subsequent to September 30, 2017, we repurchased 0.8 million shares of our Class A common stock under our current stock repurchase plan for $111.1 million at a weighted average price per share of $147.19. Shares repurchased were retired. As of the date of this filing, we had $350.0 million of authorization remaining under the current stock repurchase plan.

On January 20, 2017, SBA Senior Finance II repriced its senior secured term loans from a Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%) to a Eurodollar Rate plus 225 basis points (with a zero Eurodollar floor).

On April 17, 2017, we, through a New York common law trust (the “Trust”), issued $760.0 million of 2017-1C Tower Securities (as defined below). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes.

On  October 13, 2017, we issued $750.0 million of 2017 Senior Notes (as defined below). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2017, we issued 487,963 shares of Class A common stock under this registration statement. As of September 30, 2017, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. The Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. As of September 30, 2017, the balance outstanding under the Revolving Credit Facility was accruing interest at 3.20% per annum. In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA

Senior Finance II will repay all amounts outstanding on or before, February 5, 2020. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

As of September 30, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2017, the 2014 Term Loan was accruing interest at 3.49% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $14.1 million in relation to this transaction, which are being amortized through the maturity date.

During the three and nine months ended September 30, 2017, we repaid $3.8 million and $11.3 million of principal on the 2014 Term Loan. As of September 30, 2017, the 2014 Term Loan had a principal balance of $1,451.3  million.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2017, the 2015 Term Loan was accruing interest at 3.49% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.5 million in relation to this transaction, which are being amortized through the maturity date.

During the three and nine months ended September 30, 2017, we repaid $1.3 million and $3.8 million of principal on the 2015 Term Loan. As of September 30, 2017, the 2015 Term Loan had a principal balance of $488.8 million.

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

2017-1C Tower Securities

On April 17, 2017, we, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. We incurred deferred financing fees of $10.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-

1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

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

Debt Covenants

As of September 30, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

2017 Senior Notes

On October 13, 2017, we issued $750.0 million of unsecured senior notes due October 1, 2022 (the “2017 Senior Notes”). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. We incurred deferred financing fees of $8.2 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

Debt Service

As of September 30, 2017, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended September 30, 2018 based on the amounts outstanding as of September 30, 2017 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2013-1C Tower Securities (1)	430,281
2013-2C Tower Securities	21,585
2013-1D Tower Securities (1)	336,552
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
Revolving Credit Facility	15,185
2014 Term Loan	65,452
2015 Term Loan	21,992
Total debt service for the next 12 months (2)	$1,092,992

(1)	The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

The anticipated repayment date and the final maturity date for the 2013-1D Tower Securities are April 10, 2018 and April 9, 2043, respectively.

(2)

Amounts exclude interest payments on the 2017 Senior Notes which are due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. On October 13, 2017, proceeds from the issuance of the 2017 Senior Notes were used to repay the full $460.0 million outstanding under the Revolving Credit Facility at such time.

43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$—	$750,000	$750,000	$772,500
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,134,375
2013-1C Tower Securities (1)	—	425,000	—	—	—	—	425,000	423,959
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	586,103
2013-1D Tower Securities (1)	—	330,000	—	—	—	—	330,000	330,234
2014-1C Tower Securities (1)	—	—	920,000	—	—	—	920,000	921,168
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	623,181
2015-1C Tower Securities (1)	—	—	—	500,000	—	—	500,000	501,790
2016-1C Tower Securities (1)	—	—	—	—	700,000	—	700,000	697,081
2017-1C Tower Securities (1)	—	—	—	—	—	760,000	760,000	759,248
Revolving Credit Facility	—	—	—	430,000	—	—	430,000	430,000
2014 Term Loan	3,750	15,000	15,000	15,000	1,402,500	—	1,451,250	1,454,878
2015 Term Loan	1,250	5,000	5,000	5,000	5,000	467,500	488,750	489,361
Total debt obligation (2)	$5,000	$775,000	$940,000	$950,000	$2,107,500	$4,272,500	$9,050,000	$9,123,878

(1)	The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

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

(2)

On October 13, 2017, proceeds from the issuance of the 2017 Senior Notes, which are due October 1, 2022, were used to repay the full $460.0 million outstanding under the Revolving Credit Facility at such time.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile,  and Colombia we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Peru and Argentina, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2017, approximately 13.5% of our revenues and approximately 16.0% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2017. As of September 30, 2017, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 2.8%, respectively, for the nine months ended September 30, 2017.

As of September 30, 2017, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2017 would have resulted in approximately $43.8 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statement of Operations for the nine months ended September 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2017. Based on such evaluation, such officers have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2017:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2017 - 7/31/2017	698,923	$135.92	698,923	$750,002,586
8/1/2017 - 8/31/2017	1,202,321	$141.39	1,202,321	$580,003,146
9/1/2017 - 9/30/2017	817,962	$145.33	817,962	$461,125,150
Total	2,719,206	$141.17	2,719,206	$461,125,150

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

(e)

On August 15, 2017, we entered into an employment agreement with Jeffrey A. Stoops, our President and Chief Executive Officer. The agreement replaces his existing employment agreement entered into with him on October 30, 2014, which would have expired on December 31, 2017. The new employment agreement provides for Mr. Stoops to serve in his present position and expires on December 31, 2020.

Pursuant to the employment agreement, Mr. Stoops will receive an annual base salary of $800,000, which may be increased by the Board of Directors. In addition, Mr. Stoops will receive an annual bonus based on achievement of performance criteria established by the Compensation Committee of the Board of Directors. Mr. Stoops is eligible to receive a target bonus of 150% of base salary for 2017, and in subsequent years, the Compensation Committee will set Mr. Stoops’ target bonus, which may be greater or less than 150% of Mr. Stoops’ base salary for that year.

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

The Applicable Multiple means two, in the event the termination occurs prior to a change in control, and three, in the event the termination occurs on or after a change in control. Reference Benefits Value means the greater of (1) $33,560 and (2) the value of all medical, dental, health, life, and other fringe benefit plans and arrangements for the year in which the termination or resignation occurs. Reference Bonus means the greater of (i) 75% of Mr. Stoops’ target bonus for the year in which the termination or resignation occurs and (ii) 100% of the bonus for the year immediately preceding the year in which the termination or resignation occurred.

Upon a change in control, the agreement is automatically extended for three years. The employment agreement provides for noncompetition, noninterference, non-disparagement and nondisclosure covenants. Mr. Stoops’ severance payment is subject to his execution of a full release and waiver of claims against us.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.18

Purchase Agreement, dated September 28, 2017, between SBA Communications Corporation and Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers listed on Schedule 1 thereto.

10.35G	Employment Agreement, dated August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops. †
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 7, 2017	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 7, 2017	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)