Form 10-K
period 2017-12-31
SBA COMMUNICATIONS CORP
filed 2018-03-01
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16.2 billion as of June 30, 2017.

The number of shares outstanding of the Registrant’s common stock (as of February 21, 2018): Class A common stock — 116,507,867.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2017, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.7% of our total segment operating profit for the year ended December 31, 2017. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2017, we owned 27,909 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,000 actual or potential sites, approximately 500 of which were revenue producing as of December 31, 2017. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. Our site leasing business generates substantially all of our total segment operating profit, representing 96.8% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2017, we owned  15,979 sites in the United States and its territories.  For the year ended December 31, 2017, we generated 80.6% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from AT&T, T-Mobile, Sprint, and Verizon Wireless. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at each individual site.  In the United States, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year.  Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal terms of five-year periods, at our option, and provide for rent escalators which typically average 2-3% annually. As of December 31, 2017, (1) no U.S. state or territory included more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2017.

International Site Leasing

We currently operate in 12 international markets throughout Canada, Central America, and South America. Our largest international market is Brazil. As of December 31, 2017, we owned 11,930 towers in our international markets. As of December 31, 2017, 30.1% of our total towers are located in Brazil and less than 3% of our total towers are located in each of our other international markets (each country is considered a market).  We continue to focus on growing our international site leasing business through the acquisition and development of towers.  During 2017, we continued our international expansion with our acquisition of sites in Peru and Argentina, as well as additional sites in existing international markets. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. Our operations in these countries are solely in the site leasing business, and we expect to continue to expand operations through acquisitions and new builds, as well as organic lease up on our existing towers.

We derive international site leasing revenues primarily from Oi S.A., Telefonica, Claro, and TIM. In Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar fixed rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. In Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.  Tenant leases in South America typically provide a pass-through charge for the underlying ground lease rent in addition to the base tenant rent.  Our ground leases in Canada, Central America and South America generally have similar terms and conditions as those in the United States, except that the annual escalators in our South American ground leases are based on a cost of living index. Our operations in Central America and Ecuador are primarily denominated in United States Dollars. In Brazil,  Canada,  Chile, and Colombia, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Argentina and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are dominated in a mix of local currency and U.S. dollars.

Domestic and International Expansion

We expand our tower portfolio, both domestically and internationally, through the acquisition of towers from third parties and through the construction of new tower structures. In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of several different investment return metrics, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix.

The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks, (ii) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (iii) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments. Since we first entered the Central and South American markets, we have built or acquired 11,655 towers as of December 31, 2017 and continue to expand in these markets to respond to growing demand.

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

In our new build program, we construct tower structures (1) under build-to-suit arrangements or (2) in locations that are strategically chosen by us. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers that generate substantially all of our site leasing revenue and to capture revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations.  Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and equipment on existing infrastructure; (4) support in leasing of the location; (5) obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through market and regional offices. These market offices are responsible for all site development operations.

For financial information about our operating segments, please see Note 18 of our Consolidated Financial Statements included in this Form 10-K.

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that the continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•

Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as video, social networking and enhanced web browsing. As a result, according to industry estimates, global mobile data traffic will grow at an approximately 46% compound annual growth rate from 2016 to 2021 and will grow at a rate three times faster than non-mobile data traffic over the same period.

•

The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites.  For example, recent spectrum auctions and a new network for first responders that is being developed by AT&T for the First Responder Network Authority (“FirstNet”), an independent authority within the Department of Commerce, are expected to contribute to growth in the upcoming years.

•

Consumers list network quality as a key contributor when terminating or changing service. To remain competitive and to decrease subscriber churn rates, wireless carriers have made substantial capital investments into their wireless networks to improve service quality and expand coverage. We expect wireless carriers to continue to expend capital to differentiate their product offerings.

We believe that the world-wide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of additional demand for tower space from our customers, which we believe will translate into steady leasing growth for us.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business. The long-term and repetitive nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending. Key elements of our strategy include:

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2017, we had an average of 1.7 tenants per tower structure.

Disciplined Growth of our Tower Portfolio. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general, and administrative expenses. We intend to continue to grow our tower portfolio, domestically and internationally, through tower acquisitions and the construction of new tower structures. In connection with our international expansion, we have targeted select international markets that we believe have relatively stable political environments and a growing wireless communications industry. We intend to use a portion of our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

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

Controlling our Underlying Land Positions. We have purchased and/or entered into perpetual easements or long-term leases for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2017, approximately 70% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 33 years. As of December 31, 2017, approximately 6.9% of our tower structures had ground leases maturing in the next 10 years.

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

Customers

Since commencing operations, we have leased tower space and performed site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local, or private operators. Internationally, we lease tower space to all the major service providers in Canada, Central America, and South America.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2017	2016	2015

AT&T Wireless	25.0%	25.7%	24.2%
T-Mobile	16.5%	17.0%	16.0%
Verizon Wireless	15.2%	15.2%	13.8%
Sprint	15.1%	16.1%	19.6%

In addition to the Big 4 wireless carriers (AT&T, T-Mobile, Sprint, and Verizon Wireless), we  have also provided services or leased space to a number of customers including:

Cable & Wireless	Ericsson, Inc.	Oi S.A.
Cellular South	ICE	SouthernLinc
Claro	NII Holdings	TIM
CNT	Nokia, Inc.	Telefonica
Digicel	Mastec	U.S. Cellular

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

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) large independent tower companies including American Tower Corporation and Crown Castle International, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, utility poles, and electric transmission towers. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

International Site Leasing –  Internationally, our competition consists of wireless service providers that own and operate their own tower networks, large national and regional independent tower companies, and alternative facilities such as rooftop, outdoor and indoor DAS networks, billboards, utility poles, and electric transmission towers.

Site Development – The site development business is competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local region and market areas, while some firms offer their services nationally. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, construction companies, tower owners/managers, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including company experience, price, track record, local reputation, geographic reach, and time for completion of a project.

Employees

Our corporate offices are located in our headquarters in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. As of December 31, 2017, we had 1,291 employees of which 303 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 80.6% of our total site leasing revenue for the year ended December 31, 2017, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site: compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified towers. These standards mandate that the FCC and the FAA consider the height of the proposed tower, the relationship of the tower to existing natural or man-made obstructions, and the proximity of the tower to runways and airports. Proposals to construct or to modify existing towers above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-

hazard determination upon compliance with specified lighting and/or painting requirements. Towers that meet certain height and location criteria must also be registered with the FCC. A tower that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications towers may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC regulations. Tower owners and licensees that operate on those towers also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2017, we had 1,205 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $9.2 million of annual revenue. By comparison, as of December 31, 2016, we had 955 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $8.7 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed under executed contracts. As of December 31, 2017, we had approximately $47.5 million of contractually committed revenue as compared to approximately $26.0 million as of December 31, 2016.

Availability of Reports and Other Information

SBA Communications Corporation was incorporated in the State of Florida in March 1997. Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations – Reports and Results – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).

 ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results, ability to service our indebtedness, and stock price could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar, or acquired technologies may be discontinued. In connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint), the combined companies have rationalized duplicative parts of their networks, and, in the case of Sprint, the Nextel iDEN network was discontinued, which has led and may continue to lead to the non-renewal of certain leases on our towers. During 2013, Sprint acquired Clearwire Communications and T-Mobile acquired MetroPCS, and in 2014, AT&T acquired Leap Wireless (Cricket Wireless). These consolidations have led and may continue to lead to non-renewal of certain of our tower leases. If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., these consolidations could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results and our ability to service our indebtedness. These risks could be exacerbated due to changes in governmental policy that may favor industry consolidation.

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

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our deficit. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016

	(in thousands)
Total principal amount of indebtedness	$9,405,000	$8,875,000
Shareholders' deficit	$(2,599,114)	$(1,995,921)

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. For example, on October 13, 2017, we issued $750.0 million of unsecured senior notes,  which contributed to the $530 million increase of our total indebtedness during 2017.

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

An increase in market interest rates would increase our interest expense arising on our existing and future floating rate indebtedness or upon refinancing of our fixed rate debt. Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility or Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the LIBOR rate. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, have recently increased and are expected to continue to increase in future periods. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Furthermore, in an environment of increasing interest rates, it is likely that any future refinancing of our indebtedness will be either at fixed interest rates higher than our current fixed interest rates or at variable rates. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. We currently have no interest rate swaps.

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

On June 20, 2016, Oi, S.A. (“Oi”), our largest customer in Brazil, filed a petition for judicial reorganization in Brazil. For the year ended December 31, 2017, Oi comprised approximately 7.5% of our total site leasing revenue. While we initially recorded a $16.5 million bad debt provision during the second quarter of 2016 relating to amounts owed or potentially owed by Oi as of the petition date, since that date we have continued to do business with Oi in the ordinary course. On January 8, 2018, Oi’s reorganization plan was approved by the Brazilian courts and Oi is expected to resolve all its pre-petition obligations in accordance with the terms of the plan. However, if Oi is unable to successfully fulfill its reorganization obligations or cannot operate its business on a go-forward basis, it could adversely affect our future results of operation.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2017	2016	2015

AT&T Wireless	25.0%	25.7%	24.2%
T-Mobile	16.5%	17.0%	16.0%
Verizon Wireless	15.2%	15.2%	13.8%
Sprint	15.1%	16.1%	19.6%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2017	2016	2015

AT&T Wireless	32.7%	32.7%	31.9%
T-Mobile	19.7%	19.6%	19.0%
Verizon Wireless	19.0%	18.2%	16.3%
Sprint	18.9%	19.8%	22.3%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2017	2016	2015

Oi S.A.	42.2%	43.9%	48.8%
Telefonica	25.7%	26.4%	24.7%
Claro	10.0%	9.4%	8.0%

	For the year ended December 31,
Percentage of Site Development Revenue	2017	2016	2015

T-Mobile	26.9%	28.4%	17.6%
Sprint	12.9%	11.7%	28.5%
Verizon Wireless	12.8%	16.5%	14.8%
Nokia, Inc.	10.1%	7.1%	6.3%
Ericsson, Inc.	7.4%	5.0%	15.3%

We derive revenue through numerous site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five to ten years in the U.S. and Canada, and renewable for five 5-year periods at the option of the tenant. Site leasing contracts in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness.

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

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these mid-sized tower transactions available in the U.S. and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. For example, in 2017, we passed on more U.S. acquisitions than we did in 2016 due to asset quality, price, or lease terms. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than we do.  Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios.  As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification.  With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds, domestically and internationally, than anticipated, and the costs of constructing these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2018. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Increasing competition in the tower industry may create pricing pressures or result in non-renewals that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. However, we believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However competitive pricing pressures for tenants on towers from competitors could materially and adversely affect our lease rates.  In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennae to other towers if they determine that a more suitable, efficient or economic location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. Any of these factors could materially and adversely affect our growth rate and our future operations.

In the site leasing business, we compete with:

•wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•national and regional tower companies who may be substantially larger and have greater financial resources than we do; and

•alternative facilities such as rooftops, outdoor and indoor DAS networks, billboards and electric transmission towers.

The site development segment of our industry is also competitive. There are numerous large and small companies that offer one or more of the services offered by our site development business. As a result of this competition, margins in this segment may come under pressure. Many of our competitors have lower overhead expenses and therefore may be able to provide services at prices that we consider unprofitable. If margins in this segment were to decrease, our consolidated revenues and our site development segment operating profit could be adversely affected.

A slowdown in demand for wireless communications services or for tower space could materially and adversely affect our future growth and revenues, and we cannot control that demand.

Additional revenue growth on our towers other than through contractual escalators comes directly from additional investment by our wireless service provider customers in their networks. If consumers significantly reduce their minutes of use or data usage, or fail to widely adopt and use wireless data applications, our wireless service provider customers could experience a decrease in demand for their services. Regardless of consumer demand, each wireless service provider must have substantial capital resources and capabilities to build out their wireless networks, including licenses for spectrum. In addition, our wireless service customers have engaged in increased use of network sharing, roaming or resale arrangements. As a result of all of the above, wireless service providers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Central America, and South America, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were approximately 18.2% during the year ended December 31, 2017, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

•expropriation and governmental regulation restricting foreign ownership or requiring reversion or divestiture;

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

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. In addition, the land underlying the 2,113 towers we acquired in 2013 from Oi, one of Brazil’s largest telecommunications providers, is subject to a concession from the Federal Republic of Brazil that expires in 2025.  At the end of the term, the Brazilian government will have the right to (i) renew the concession upon newly negotiated terms or (ii) terminate the concession and take possession of the land and the tower on such land.  Although Oi has entered into a non-terminable lease with us for 35 years, if the concession is not renewed, our site leasing revenue from co-located tenants would terminate prior to the end of such lease. For the year ended December 31, 2017, we generated 11.5% of our total international site leasing revenue from these 2,113 towers of which 7.3% related to Oi and 4.2% represented revenue from co-located tenants.

As of December 31, 2017, the average remaining life under our ground leases, including renewal options under our control, was approximately 33 years, and approximately 6.9% of our tower structures have ground leases maturing in the next 10 years.  Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

Currency fluctuations may negatively affect our results of operations.

Our operations in Central America and Ecuador are primarily denominated in U.S. Dollars. In Brazil, Canada, Chile, and Colombia, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Argentina and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are dominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2017, approximately 18.6% of our total cash site leasing revenue was generated by our international operations, of which 13.6% was generated in non-U.S. dollar currencies, including 12.7% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future.  For example, the Brazilian Real has historically been subject to substantial volatility and strengthened 8.7% when comparing the average rate for the years ended December 31, 2017 and 2016.  This trend has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements which permit one of our Brazilian entities to borrow amounts up to $1,250 million. As of December 31, 2017, the aggregate outstanding balance under these agreements was $560.9 million. In accordance with

ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real, our results of operations would be adversely affected. For the years ended December 31, 2017 and 2016, we recorded  a $8.8 million loss and a $90.0 million gain, respectively, on the remeasurement of the intercompany loan due to changes in foreign currency exchange rates.

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

The indentures governing the 2014 Senior Notes, the 2016 Senior Notes,  and the 2017 Senior Notes,  the Senior Credit Agreement, and the mortgage loan underlying the Tower Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each instrument limit our ability to:

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 2014 Senior Notes, 2016 Senior Notes, and 2017 Senior Notes and funds to be utilized for stock repurchases, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

Tower owners may have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including NEPA, NHPA and ESA. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. In our international operations, the impact of these zoning, permitting and related regulations and restrictive covenants on our new builds, co-locations and operations could be exacerbated as some of these markets may lack established permitting processes for towers, have inconsistencies between national and local regulations and have other barriers to timely construction and permitting of towers.  As a result, tower construction in some of our international markets may be delayed or halted or our acquired towers may not perform as anticipated. These factors could have a material adverse effect on our future growth and operations.

Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), errors, catastrophic events such as natural disasters and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs generated prior to the 2018 tax year can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. NOLs generated starting in the 2018 tax year can be carried forward indefinitely but are subject to the 80% utilization limitation. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax benefits, including from our use of NOLs or other tax attributes, are challenged successfully by a taxing authority, we may be required to pay additional taxes or penalties, or make additional distributions, which could have a material adverse effect on our business, results of operations and financial condition.

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

The recently adopted US tax legislation may result in additional tax liabilities that may affect our future results and profitability.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), that significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation and implementing a territorial tax system.

The SEC staff acknowledged the challenges companies face incorporating the effects of the Tax Act by their financial reporting deadlines. In response, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued on December 22, 2017, regarding application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”), specifically to the Tax Act.  SAB 118 addresses the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the Tax Act.

The Tax Act impacted our consolidated results of operations during the fourth quarter and may impact our consolidated results of operations in future periods.  In particular, the transition tax resulted in a one-time income inclusion of $52.4 million related to previously unremitted earnings of certain non-U.S. subsidiaries, which we will elect to include in income over the next eight tax years. The inclusion will be offset by our existing NOLs to the extent possible during the eight-year recognition period. In addition, we recorded a one-time reduction to our deferred tax asset and offsetting valuation allowance in the amount of $31.5 million; $19.2 million related to the reduction of the U.S. corporate tax rate and $12.3 million related to the new limitations on the deductibility of executive compensation.  These amounts represent our provisional estimate of the relevant charges, but will be subject to adjustment as we finalize the relevant computations and as additional IRS rules and guidance on the Tax Act provisions are adopted. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the Transition Tax, GILTI, Section 162(m) adjustment, state taxes, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.  Any material revisions in our computations could adversely affect our results of operations in future periods.

In addition, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. Future regulatory or administrative guidance may also have an adverse impact on us or our shareholders.

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

The Senior Credit Agreement, the mortgage loan agreement related to our securitization transactions and the indentures governing our 2014 Senior Notes,  2016 Senior Notes, and 2017 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the Senior Credit Agreement, our subsidiaries may make distributions to us to satisfy our REIT distribution requirements and additional amounts to distribute up to 100% of our REIT taxable income, so long as SBA Senior Finance II’s ratio of Consolidated Total Debt to Annualized Borrower EBITDA does not exceed 6.5 times for any fiscal quarter. In addition, under the mortgage loan agreement related to our securitization transactions, or Securitization, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. Finally, while the indentures governing the 2014 Senior Notes,  2016 Senior Notes, and 2017 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2014 Senior Notes,  2016 Senior Notes, or 2017 Senior Notes, as applicable, have not otherwise been accelerated.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2017,  $956.7  million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited. We currently expect that we will utilize available NOLs to reduce all or a portion of our REIT taxable income and therefore we may not initially make any distributions, which may adversely affect the market value of our Class A common stock.

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

Our TRS assets and operations also will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. If we continue our international expansion, we may have additional TRS assets and operations subject to such taxes. Any of these taxes would decrease our earnings and our available cash.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% in 2017 and 21% as of January 1, 2018) on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2016, which is based on the fair market value of those assets in excess of our tax basis in those assets as of January 1, 2016. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

Our use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of our assets, or causes the fair market value of our TRS securities alone to represent more than 25% (for taxable years beginning on or before December 31, 2017) or 20% (for taxable years beginning after December 31, 2017) of the value of our total assets, in each case, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT. If we continue our international expansion, we may have increased net income from TRSs, which may cause us to rise above these thresholds.

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

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

We have limited experience operating as a REIT, and as a result, we may not be able to operate successfully as a REIT. In addition, we will be required to implement substantial control systems and procedures in order to maintain our status as a REIT. As a result, we may incur additional legal, accounting and other expenses that we have not previously incurred, which could be significant, and our management and other personnel may need to devote additional time to comply with these rules and regulations and controls required for continued compliance with the Code. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical combined consolidated financial statements may not be indicative of our future costs and performance as a REIT. If our performance is adversely affected, it could affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations.

The historical market price of our Class A common stock prior to our REIT conversion may not be indicative of the market price of our Class A common stock following our REIT conversion.

The historical market price of our Class A common stock prior to our REIT conversion, which commenced with our taxable year ending December 31, 2016, may not be indicative of how the market values our Class A common stock following our REIT conversion because of the change in our organization from a taxable C corporation to a REIT. Although we do not currently anticipate commencing distributions until a future date, the stock price of REIT securities have historically been affected by changes in market interest rates as investors evaluate the annual yield from distributions on the entity’s common stock as compared to yields on other financial instruments. In addition, the market price of our Class A common stock may be affected by the economic and market perception of REIT securities as well as general market conditions.

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

Risks Related to Ownership of our Class A Common Stock

The REIT-related ownership and transfer restrictions may restrict or prevent our shareholders from engaging in certain transfers of our common stock.

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

ITEM 2. PROPERTIES

We own our headquarters in Boca Raton, Florida where we currently have approximately 160,000 square feet of office space.  We also own or have entered into long-term leases for international and regional locations convenient for the management and operation of our site leasing activities, and in certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2017, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, is 33 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases are generally for an initial term of five years or more with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2017, we had an average of 1.7 tenants per tower structure.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2017	$173.97	$142.31
Quarter ended September 30, 2017	$154.71	$133.27
Quarter ended June 30, 2017	$140.38	$118.59
Quarter ended March 31, 2017	$120.51	$102.06

Quarter ended December 31, 2016	$116.27	$95.66
Quarter ended September 30, 2016	$118.57	$107.36
Quarter ended June 30, 2016	$108.30	$96.68
Quarter ended March 31, 2016	$107.44	$82.80

As of February 21, 2018, there were 67 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock.  As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2017, $956.7  million of the federal NOLs  are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the board of directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the board of directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2017:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2017 - 10/31/2017	754,955	$147.19	754,955	$350,002,722
11/1/2017 - 11/30/2017	1,187,788	$168.38	1,187,788	$150,002,829
12/1/2017 - 12/31/2017	—	$—	—	$150,002,829
Total	1,942,743	$160.15	1,942,743	$150,002,829
(1)

On February 16, 2018,  our Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on January 12, 2017 which had a remaining authorization of $150.0 million. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2017. The financial data for the fiscal years ended 2017,  2016,  2015,  2014, and 2013 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,623,173	$1,538,070	$1,480,634	$1,360,202	$1,133,013
Site development	104,501	95,055	157,840	166,794	171,853
Total revenues	1,727,674	1,633,125	1,638,474	1,526,996	1,304,866
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	359,527	342,215	324,655	301,313	270,772
Cost of site development	86,785	78,682	119,744	127,172	137,481
Selling, general, and administrative	130,697	143,349	114,951	103,317	85,476
Acquisition related adjustments and expenses	12,367	13,140	11,864	7,798	19,198
Asset impairment and decommission costs	36,697	30,242	94,783	23,801	28,960
Depreciation, accretion, and amortization	643,100	638,189	660,021	627,072	533,334
Total operating expenses	1,269,173	1,245,817	1,326,018	1,190,473	1,075,221
Operating income	458,501	387,308	312,456	336,523	229,645
Other income (expense):
Interest income	11,337	10,928	3,894	677	1,794
Interest expense	(323,749)	(329,171)	(322,366)	(292,600)	(249,051)
Non-cash interest expense	(2,879)	(2,203)	(1,505)	(27,112)	(49,085)
Amortization of deferred financing fees	(21,940)	(21,136)	(19,154)	(17,572)	(15,560)
Loss from extinguishment of debt, net	(1,961)	(52,701)	(783)	(26,204)	(6,099)
Other income (expense)	(2,418)	94,278	(139,137)	10,628	31,138
Total other expense	(341,610)	(300,005)	(479,051)	(352,183)	(286,863)
Income (loss) before provision for income taxes	116,891	87,303	(166,595)	(15,660)	(57,218)
(Provision) benefit for income taxes	(13,237)	(11,065)	(9,061)	(8,635)	1,309
Net income (loss)	$103,654	$76,238	$(175,656)	$(24,295)	$(55,909)

Basic net income (loss) per common share	$0.86	$0.61	$(1.37)	$(0.19)	$(0.44)
Diluted net income (loss) per common share	$0.86	$0.61	$(1.37)	$(0.19)	$(0.44)
Weighted average common shares outstanding:
Basic	119,860	124,448	127,794	128,919	127,769
Diluted	121,022	125,144	127,794	128,919	127,769

	As of December 31,
	2017	2016	2015	2014	2013
	(audited) (in thousands)
Balance Sheet Data
Cash and cash equivalents	$68,783	$146,109	$118,039	$39,443	$122,112
Restricted cash - current	32,924	36,786	25,353	52,519	47,305
Property and equipment, net	2,812,346	2,792,076	2,782,353	2,762,417	2,578,444
Intangibles, net	3,598,131	3,656,924	3,735,413	4,189,540	3,387,198
Total assets	7,320,205	7,360,945	7,312,980	7,748,635	6,714,025
Total debt	9,310,686	8,775,583	8,452,070	7,768,309	5,807,444
Total shareholders' (deficit) equity	(2,599,114)	(1,995,921)	(1,706,144)	(660,801)	356,966

	For the year ended December 31,
	2017	2016	2015	2014	2013
Other Data	(audited) (in thousands)
Cash provided by (used in):
Operating activities	$818,470	$742,525	$723,030	$674,340	$509,852
Investing activities	(605,107)	(428,235)	(737,065)	(1,764,127)	(820,197)
Financing activities	(294,574)	(288,557)	75,751	995,298	218,170

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.7% of our total segment operating profit for the year ended December 31, 2017. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2017, we owned 27,909 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,000 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2017. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of December 31, 2017, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2017. In addition, as of December 31, 2017, approximately 30.1% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive  site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Verizon Wireless, Sprint, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of December 31, 2017, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 18 of our Consolidated Financial Statements included in this annual report.

	For the year ended

Segment operating profit as a percentage of total	2017	2016	2015

Domestic site leasing	81.8%	83.6%	82.4%
International site leasing	16.9%	15.1%	14.4%
Total site leasing	98.7%	98.7%	96.8%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology.  We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2018, we expect organic site leasing revenue in both our domestic and international segments to increase over 2017 levels due in part to wireless carriers deploying unused spectrum and spectrum acquired during auctions completed in 2017. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology (e.g. iDEN, MetroPCS, Clearwire, and Cricket).

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2017, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Year Ended 2017 Compared to Year Ended 2016

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,308,389	$1,273,866	$—	$34,523	2.7%
International site leasing	314,784	264,204	17,423	33,157	12.5%
Site development	104,501	95,055	—	9,446	9.9%
Total	$1,727,674	$1,633,125	$17,423	$77,126	4.7%
Cost of Revenues
Domestic site leasing	$260,826	$260,941	$—	$(115)	(0.0%)
International site leasing	98,701	81,274	6,100	11,327	13.9%
Site development	86,785	78,682	—	8,103	10.3%
Total	$446,312	$420,897	$6,100	$19,315	4.6%
Operating Profit
Domestic site leasing	$1,047,563	$1,012,925	$—	$34,638	3.4%
International site leasing	216,083	182,930	11,323	21,830	11.9%
Site development	17,716	16,373	—	1,343	8.2%

Revenues

Domestic site leasing revenues increased  $34.5 million for the year ended December 31, 2017, as compared to the prior year, due largely to (i) revenues from 438 towers acquired and 97 towers built since January 1, 2016 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $50.6 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $33.2 million. These changes were primarily due to (i) revenues from 1,518 towers acquired and 739 towers built since January 1, 2016, (ii) organic site leasing growth from new leases and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $9.4 million for the year ended December 31, 2017, as compared to prior year, as a result of increased  carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $34.6 million for the year ended December 31, 2017, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $33.2 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $21.8 million. These changes were primarily due to towers acquired and built since January 1, 2016 and organic site leasing growth as noted above, partially offset by increases in ground rent and repairs and maintenance costs.

Site development segment operating profit increased  $1.3 million for the year ended December 31, 2017, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity partially offset by lower margins due to the type of work performed.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$67,263	$72,701	$—	$(5,438)	(7.5%)
International site leasing	24,320	35,897	1,005	(12,582)	(35.1%)
Total site leasing	$91,583	$108,598	$1,005	$(18,020)	(16.6%)
Site development	15,433	13,039	—	2,394	18.4%
Not identified by segment	23,681	21,712	—	1,969	9.1%
Total	$130,697	$143,349	$1,005	$(13,657)	(9.5%)

Selling, general, and administrative expenses decreased  $12.7 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased  $13.7 million. These changes were primarily as a result of decreases in the provision for doubtful accounts, which included the $16.5 million Oi reserve recorded in the second quarter of 2016, and REIT conversion expenses, partially offset by increases in non-cash compensation, personnel, salaries, benefits, and other support costs.

Acquisition Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$8,171	$6,233	$—	$1,938	31.1%
International site leasing	4,196	6,907	211	(2,922)	(42.3%)
Total	$12,367	$13,140	$211	$(984)	(7.5%)

Acquisition related adjustments and expenses  decreased  $0.8 million for the year ended December 31, 2017,  as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $1.0 million. These changes were primarily as a result of changes in our estimated pre-acquisition contingencies as compared to the prior year period and a reduction in third party acquisition costs expensed in the current year as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$29,523	$26,073	$—	$3,450	13.2%
International site leasing	6,994	1,824	318	4,852	266.0%
Total site leasing	$36,517	$27,897	$318	$8,302	29.8%
Site Development	180	—	—	180	NM
Not identified by segment	—	2,345	—	(2,345)	(100.0%)
Total	$36,697	$30,242	$318	$6,137	20.3%

Asset impairment and decommission costs increased  $6.5 million for the year ended December 31, 2017 as compared to the prior year.  On a constant currency basis, asset impairment and decommission costs increased  $6.1 million. These changes were primarily as a result of a  $8.9 million gain on the sale of fiber assets recorded in the prior year period, partially offset by a $2.3 million decrease in write-off and disposal costs related to our former corporate headquarters building.

Depreciation, Accretion, and Amortization Expense:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$498,842	$509,108	$—	$(10,266)	(2.0%)
International site leasing	135,155	119,466	7,457	8,232	6.9%
Total site leasing	$633,997	$628,574	$7,457	$(2,034)	(0.3%)
Site development	2,580	3,402	—	(822)	(24.2%)
Not identified by segment	6,523	6,213	—	310	5.0%
Total	$643,100	$638,189	$7,457	$(2,546)	(0.4%)
Depreciation, accretion, and amortization expense increased  $4.9 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased  $2.5 million. These changes were primarily due to a decrease in domestic site leasing depreciation associated with assets that became fully depreciated since the prior year period, partially offset by additional international site leasing depreciation associated with an increase in the number of towers we acquired and built since January 1, 2016.

Operating Income (Loss):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$443,764	$398,810	$—	$44,954	11.3%
International site leasing	45,418	18,836	2,332	24,250	128.7%
Total site leasing	$489,182	$417,646	$2,332	$69,204	16.6%
Site development	(477)	(68)	—	(409)	601.5%
Not identified by segment	(30,204)	(30,270)	—	66	(0.2%)
Total	$458,501	$387,308	$2,332	$68,861	17.8%

Domestic site leasing operating income increased  $45.0 million for the year ended December 31, 2017, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense, and selling, general, and administrative expenses, partially offset by increases in asset impairment, decommission costs, and acquisition related adjustments and expenses.

International site leasing operating income increased  $26.6 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $24.3 million. These changes were primarily due to higher segment operating profit and decreases in selling, general, and administrative expenses primarily resulting from the $16.5 million Oi reserve and acquisition related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expenses, and asset impairment and decommission costs.

Site development operating income decreased  $0.4 million for the year ended December 31, 2017, as compared to the prior year, primarily due to increases in selling, general, and administrative expenses and asset impairment and decommission costs, partially offset by an increase in segment operating profit and a decrease in depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$11,337	$10,928	$711	$(302)	(2.8%)
Interest expense	(323,749)	(329,171)	(2)	5,424	(1.6%)
Non-cash interest expense	(2,879)	(2,203)	—	(676)	30.7%
Amortization of deferred financing fees	(21,940)	(21,136)	—	(804)	3.8%
Loss from extinguishment of debt, net	(1,961)	(52,701)	—	50,740	(96.3%)
Other income (expense), net	(2,418)	94,278	(99,624)	2,928	3.1%
Total	$(341,610)	$(300,005)	$(98,915)	$57,310	(19.1%)

Interest income increased  $0.4 million for the year ended December 31, 2017,  as compared to the prior year. On a constant currency basis, interest income decreased  $0.3 million. These changes were primarily due to  a lower average interest rate offset by a higher amount of interest bearing deposits held in Brazil as compared to the prior year.

Interest expense decreased  $5.4 million, on an actual and constant currency basis, for the year ended December 31, 2017, as compared to the prior year, due to the lower weighted average interest rate on debt, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.  The decrease primarily resulted from the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, the 5.625% Senior Notes in October 2016, and

the 2012-1C Tower Securities in April 2017, partially offset by the issuance of the 2016-1C Tower Securities in July 2016, 2016 Senior Notes in August 2016, 2017-1C Tower Securities in April 2017, 2017 Senior Notes in October 2017, and a higher average balance outstanding on the Revolving Credit Facility in the current year period.

Non-cash interest expense increased  $0.7 million for the year ended December 31, 2017,  as compared to the prior year,  primarily due to the amortization of the discount related to the 2016 Senior Notes (defined below) issued in August 2016.

Amortization of deferred financing fees increased  $0.8 million for the year ended December 31, 2017, as compared to the prior year, primarily resulting from the issuance of the 2017-1C Tower Securities in April 2017, the 2016-1C Tower Securities in July 2016, the 2016 Senior Notes in August 2016, and the 2017 Senior Notes in October 2017, partially offset by the repayment of the 2010-2C Tower Securities in July 2016, the 2012-1C Tower Securities in April 2017, the 5.75% Senior Notes in August 2016, and the 5.625% Senior Notes in October 2016.

Loss from extinguishment of debt was $2.0 million for the year ended December 31, 2017 due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017.  Loss from the extinguishment of debt was $52.7 million for the year ended December 31, 2016 due to the payment of a $25.8 million call premium and the write-off of $7.7 million in deferred financing fees on the redemption of the 5.75% Senior Notes, the payment of a $14.1 million call premium and the write-off of $4.1 million in deferred financing fees on the redemption of the 5.625% Senior Notes, and the write-off of $1.0 million in deferred financing fees related to redemption of the 2010-2C Tower Securities.

Other income (expense), net includes an $8.8 million loss on the remeasurement of a U.S. dollar denominated intercompany loan with a Brazilian subsidiary for the year ended December 31, 2017, while the prior year included a $90.0 million gain.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(13,237)	$(11,065)	$(76)	$(2,096)	18.9%

Provision for income taxes increased $2.2 million, on an actual and constant currency basis, for the year ended December 31, 2017, as compared to the prior year. These changes were primarily due to an increase in state tax provisions from becoming a taxpayer in additional jurisdictions.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$103,654	$76,238	$(96,507)	$123,923	162.5%

Net income increased $27.4 million for the year ended December 31, 2017,  as compared to the prior year. On a constant currency basis, net income increased $123.9 million. These changes were primarily due to an increase in operating income,  decreases in interest expense and loss from extinguishment of debt, net, partially offset by fluctuations in our foreign currency exchange rates including changes recorded on the remeasurement of the intercompany loans.

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

Revenues

Domestic site leasing revenues increased  $37.1 million for the year ended December 31, 2016, as compared to the prior year, due largely to (i) revenues from 951 towers acquired and 183 towers built since January 1, 2015 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by non-lease renewals in 2015 primarily related to carrier consolidation, including Sprint’s iDEN network, which impacted our year-over-year growth rates during 2016.

International site leasing revenues increased  $20.3 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $30.6 million. These changes were due largely to (i) revenues from 473 towers acquired and 640 towers built since January 1, 2015, (ii) organic site leasing growth from new leases and contractual rent escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 11.6% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

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

Asset impairment and decommission costs decreased $64.5 million, on an actual and constant currency basis, for the year ended December 31, 2016, as compared to the prior year.  These changes were primarily as a result of a $56.7 million impairment charge in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction, and an $8.9 million gain on the sale of fiber assets recorded in 2016.

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

Domestic site leasing operating income increased  $120.3 million for the year ended December 31, 2016, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and acquisition related adjustments and expenses, partially offset by an increase in selling general, and administrative expenses.

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

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$10,928	$3,894	$(402)	$7,436	191.0%
Interest expense	(329,171)	(322,366)	5	(6,810)	2.1%
Non-cash interest expense	(2,203)	(1,505)	—	(698)	46.4%
Amortization of deferred financing fees	(21,136)	(19,154)	—	(1,982)	10.3%
Loss from extinguishment of debt, net	(52,701)	(783)	—	(51,918)	6,630.7%
Other (expense) income, net	94,278	(139,137)	270,184	(36,769)	26.4%
Total	$(300,005)	$(479,051)	$269,787	$(90,741)	18.9%

Interest income increased  $7.0 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, interest income increased  $7.4 million. These changes were primarily due to a higher amount of interest bearing deposits held as compared to the prior year.

Interest expense increased  $6.8 million, on an actual and constant currency basis, for the year ended December 31, 2016, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, primarily resulting from the issuance of the 2015 Term Loan (defined below) in June 2015, the 2015-1C Tower Securities (defined below) in October 2015, the 2016-1C Tower Securities (defined below) in July 2016, and the 2016 Senior Notes (defined below) in August 2016, partially offset by the repayment of the 2012-1C Term Loan in November 2015, the 2010-2C Tower Securities (defined below) in July 2016, the 5.75% Senior Notes (defined below) in August 2016, and the 5.625% Senior Notes (defined below) in October 2016, and a lower average balance outstanding under the Revolving Credit Facility in the current year.

Non-cash interest expense increased  $0.7 million for the year ended December 31, 2016,  as compared to the prior year,  primarily due the amortization of the discount related to the 2015 Term Loan (defined below) issued in June 2015 and the 2016 Senior Notes (defined below) issued in August 2016.

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

Loss from the extinguishment of debt was $52.7 million for the year ended December 31, 2016 due to the payment of a $25.8 million call premium and the write-off of $7.7 million in deferred financing fees on the redemption of the 5.75% Senior Notes, the payment of a $14.1 million call premium and the write-off of $4.1 million in deferred financing fees on the redemption of the 5.625% Senior Notes, and the write-off of $1.0 million in deferred financing fees related to redemption of the 2010-2C Tower Securities. Loss from extinguishment of debt was $0.8 million for the year ended December 31, 2015 due to the write off of deferred financing fees related to the prepayment of the 2012-1 Term Loan.

Other income (expense), net includes a  $90.0 million gain on the remeasurement of intercompany loans for the year ended December 31, 2016. The prior year period included a $178.9 million loss. Other income (expense), net for the year ended December 31, 2015 included a gain on the sale of our investment in Extenet of $37.2 million.

Net Income (Loss):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$76,238	$(175,656)	$268,381	$(16,487)	9.4%

Net income increased $251.9 million for the year ended December 31, 2016,  as compared to the prior year. On a constant currency basis, net income decreased $16.5 million. These changes were primarily due to an increases in operating income, partially offset by increases in loss from extinguishment of debt, net, other income (expense), net, and interest expense.

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

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$103,654	$76,238	$(96,507)	$123,923	162.5%
Non-cash straight-line leasing revenue	(16,419)	(31,650)	(1,110)	16,341	(51.6%)
Non-cash straight-line ground lease expense	30,850	34,708	140	(3,998)	(11.5%)
Non-cash compensation	38,249	32,915	129	5,205	15.8%
Loss from extinguishment of debt, net	1,961	52,701	—	(50,740)	(96.3%)
Other income (expense), net	2,418	(94,278)	99,624	(2,928)	3.1%
Acquisition related adjustments and expenses	12,367	13,140	211	(984)	(7.5%)
Asset impairment and decommission costs	36,697	30,242	318	6,137	20.3%
Interest income	(11,337)	(10,928)	(711)	302	(2.8%)
Interest expense (1)	348,568	352,510	2	(3,944)	(1.1%)
Depreciation, accretion, and amortization	643,100	638,189	7,457	(2,546)	(0.4%)
Provision for taxes (2)	14,026	12,708	(45)	1,363	10.7%
Adjusted EBITDA	1,204,134	1,106,495	9,508	88,131
Oi reserve	—	16,498	—	(16,498)
Adjusted EBITDA excl. the Oi reserve	$1,204,134	$1,122,993	$9,508	$71,633

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2016	2015	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$76,238	$(175,656)	$268,381	$(16,487)	9.4%
Non-cash straight-line leasing revenue	(31,650)	(49,064)	(1,029)	18,443	(37.6%)
Non-cash straight-line ground lease expense	34,708	34,204	(104)	608	1.8%
Non-cash compensation	32,915	28,747	(2)	4,170	14.5%
Loss from extinguishment of debt, net	52,701	783	—	51,918	6,630.7%
Other (expense) income, net	(94,278)	139,137	(270,184)	36,769	26.4%
Acquisition related adjustments and expenses	13,140	11,864	(107)	1,383	11.7%
Asset impairment and decommission costs	30,242	94,783	(74)	(64,467)	(68.0%)
Interest income	(10,928)	(3,894)	402	(7,436)	191.0%
Interest expense (1)	352,510	343,025	(5)	9,490	2.8%
Depreciation, accretion, and amortization	638,189	660,021	(4,767)	(17,065)	(2.6%)
Provision for taxes (2)	12,708	10,827	(9)	1,890	17.5%
Adjusted EBITDA	1,106,495	1,094,777	(7,498)	19,216
Oi reserve	16,498	—	—	16,498
Adjusted EBITDA excluding Oi reserve	$1,122,993	$1,094,777	$(7,498)	$35,714

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $789,  $1,643, and $1,766 of franchise and gross receipts taxes for the year ended 2017,  2016, and 2015, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $81.1 million for the year ended December 31, 2017,  as compared to the prior year. On a constant currency basis, adjusted EBITDA, excluding the Oi reserve, increased  $71.6 million. These changes were primarily due to increases in domestic site leasing, international site leasing, and site development segment operating profit, partially offset by an increase in selling, general, and administrative expenses after excluding the Oi reserve.

Adjusted EBITDA, excluding the Oi reserve, increased  $28.2 million for the year ended December 31, 2016, as compared to the prior year. On a constant currency basis, adjusted EBITDA, excluding the Oi reserve, increased  $35.7 million. These changes were primarily due to increases in domestic and international site leasing segment operating profit, partially offset by an increase in selling, general, and administrative expenses after excluding the Oi reserve and a decrease in site development segment operating profit.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2017	2016	2015

Summary cash flow information	(in thousands)
Cash provided by operating activities	$818,470	$742,525	$723,030
Cash used in investing activities	(605,107)	(428,235)	(737,065)
Cash (used in) provided by financing activities	(294,574)	(288,557)	75,751
Change in cash, cash equivalents, and restricted cash	(81,211)	25,733	61,716
Effect of exchange rate changes on cash, cash equiv.,	(464)	13,618	(12,993)
and restricted cash
Cash, cash equiv., and restr. cash, beginning of year	185,970	146,619	97,896
Cash, cash equiv., and restr. cash, end of year	$104,295	$185,970	$146,619

Operating Activities

Cash provided by operating activities was $818.5 million for the year ended December 31, 2017 as compared to $742.5 million for the year ended December 31, 2016. The increase was primarily due to an increase in segment operating profit from the domestic site leasing, international site leasing, and site development operating segments, a decrease in selling, general, and administrative expenses, and a decrease in interest payments as compared to the prior year.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2017	2016	2015

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$392,902	$214,686	$525,802
Construction and related costs on new builds	68,790	69,407	100,736
Augmentation and tower upgrades	43,028	38,123	61,410
Land buyouts and other assets (2)	48,645	62,149	83,728
Purchase and refurbishment of headquarters building	—	—	12,961
Tower maintenance	30,091	27,718	28,626
General corporate	5,135	4,734	4,974
Total cash capital expenditures	$588,591	$416,817	$818,237

(1)The year ended December 31, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.

(2)Excludes $18.8 million, $14.1 million, and $16.3 million spent to extend ground lease terms for the years ended December 31, 2017,  2016, and 2015, respectively.

Subsequent to December 31, 2017, we acquired 308 towers and related assets for $79.5 million in cash.

During 2018, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $34.0 million to $44.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $530.0 million to $550.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

On January 12, 2017, the Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorized us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the year ended December 31, 2017, we repurchased 5.8 million shares of our Class A common stock under our stock repurchase program for $850.0 million, excluding commissions, at a weighted average price per share of $146.17.  Shares repurchased were retired.

During the year ended December 31, 2017, we borrowed $525.0 million and repaid $875.0 million under the Revolving Credit Facility. As of December 31, 2017, we had $40.0 million outstanding under the Revolving Credit Facility. Subsequent to December 31, 2017, we borrowed an additional $55.0 million and repaid $20.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $75.0 million was outstanding under the Revolving Credit Facility.

On February 16, 2018, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on January 12, 2017 which had a remaining authorization of $150.0 million. This new plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with

Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. As of the date of this filing, we had the full $1.0 billion authorization remaining under the new plan.

On January 20, 2017, SBA Senior Finance II repriced its senior secured term loans from a Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%) to a Eurodollar Rate plus 225 basis points (with a zero Eurodollar floor).

On April 17, 2017, we, through a New York common law trust (the “Trust”), issued $760.0 million of 2017-1C Tower Securities (as defined below). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to repay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes.

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

On February 16, 2018, we agreed to issue, through a Trust, $640.0 million of 2018-1C Tower Securities (as defined below), which offering is expected to close March 9, 2018. The fixed interest rate on the 2018-1C Tower Securities will be 3.448% per annum, payable monthly, and the net proceeds of this offering, in combination with borrowings under the Revolving Credit Facility, will be used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. We have classified $755.0 million of the combined 2013-1C Tower Securities and 2013-1D Tower Securities as a long-term obligation, as we intend to repay these securities with the net proceeds of the 2018-1C Tower Securities, in combination with borrowings under the Revolving Credit Facility.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2017,  we issued 487,963 shares of Class A common stock under this registration statement. As of December 31, 2017, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. The Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. As of December 31, 2017, the balance outstanding under the Revolving Credit Facility was accruing interest at 3.48% per annum. In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

As of December 31, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

During the year ended December 31, 2017, we borrowed $525.0 million and repaid $875.0 million under the Revolving Credit Facility. As of December 31, 2017,  we had $40.0 million outstanding under the Revolving Credit Facility.

Subsequent to December 31, 2017,  we borrowed an additional $55.0 million and repaid $20.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $75.0 million was outstanding under the Revolving Credit Facility.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2017, the 2014 Term Loan was accruing interest at 3.82% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $14.1 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2017, we repaid $15.0 million of principal on the 2014 Term Loan. As of December 31, 2017, the 2014 Term Loan had a principal balance of $1,447.5  million.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan was issued at 99.0% of par value. As of December 31, 2017, the 2015 Term Loan was accruing interest at 3.82% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. We incurred deferred financing fees of approximately $5.5 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2017, we repaid $5.0 million of principal on the 2015 Term Loan. As of December 31, 2017, the 2015 Term Loan had a principal balance of $487.5 million.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2012-1C Tower Securities, 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, and 2017-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,442 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2012-1C, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C and Secured Tower Revenue Securities 2017-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2012-1C, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, and Tower Revenue Securities 2017-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue

Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

As of December 31, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

On April 17, 2017, we repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the repayment, we expensed $2.0 million of net deferred financing fees.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. We incurred deferred financing fees of $25.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities. We expect to repay the entire aggregate principal amount of the 2013-1C Tower Securities and 2013-1D Tower Securities in connection with the issuance of the 2018-1C Tower Securities (as discussed below).

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

2018-1C Tower Securities

On February 16, 2018, we agreed to issue, through a Trust, $640.0 million of Secured Tower Revenue Securities Series 2018-1C (the “2018-1C Tower Securities”), which offering is expected to close March 9, 2018. These securities are expected to have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048. The fixed interest rate on the 2018-1C Tower Securities will be 3.448% per annum, payable monthly, and the proceeds of this offering, in combination with borrowings under the Revolving Credit Facility, will be used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. We have classified $755.0 million of the combined 2013-1C Tower Securities and 2013-1D Tower Securities as a long-term obligation, as we intend to repay these securities with the net proceeds from the offering of the 2018-1C Tower Securities, in combination with borrowings under the Revolving Credit Facility.

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

The 2014 Senior Notes are subject to redemption in whole or in part on or after July 15, 2017 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem the 2014 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices:  July 15, 2017 at 103.656%, July 15, 2018 at 102.438%, July 15, 2019 at 101.219%, or July 15, 2020 until maturity at 100.000%, of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

The 2016 Senior Notes are subject to redemption in whole or in part on or after September 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to September 1, 2019, we may at our option redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2016 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices:  September 1, 2019 at 103.656%, September 1, 2020 at 102.438%, September 1, 2021 at 101.219%, or September 1, 2022 until maturity at 100.000%, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

The 2017 Senior Notes are subject to redemption in whole or in part on or after October 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Until October 1, 2020, we may at our option redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes originally issued, at a redemption price of 104.000% of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2017 Senior Notes  during the twelve-month period beginning on the following dates at the following redemption prices:  October 1, 2019 at 102.000%,  October 1, 2020 at 101.000%, or October 1, 2021 until maturity at 100.000%, of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

Debt Service

As of December 31, 2017, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended December 31, 2018 based on the amounts outstanding as of December 31, 2017 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-1C Tower Securities (1)	427,867
2013-2C Tower Securities	21,585
2013-1D Tower Securities (2)	333,558
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
Revolving Credit Facility	3,792
2014 Term Loan	70,080
2015 Term Loan	23,551
Total debt service for the next 12 months (3)	$1,112,378

(1)The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively. Interest expense included above is through the maturity date. The 2013-1C Tower Securities are expected to be repaid in connection with the issuance of the 2018-1C Tower Securities on March  9, 2018.

(2)The anticipated repayment date and the final maturity date for the 2013-1D Tower Securities are April 10, 2018 and April 19, 2043, respectively. Interest expense included above is through the maturity date. The 2013-1D Tower Securities are expected to be repaid in connection with the issuance of the 2018-1C Tower Securities.

(3) Excludes debt service with respect to the $640.0 million aggregate principal amount of 2018-1C Tower Securities expected to be issued on March 9, 2018. The debt service for the 2018-1C Tower Securities in 2018 is expected to be $18.3 million.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter

	(in thousands)
Principal payments of debt	$775,000	$940,000	$560,000	$2,107,500	$2,727,500	$2,295,000
Interest payments (1)	337,378	324,494	295,646	232,169	157,773	139,053
Operating leases	220,190	222,489	224,148	226,528	228,093	3,769,586
Capital leases	1,199	654	226	31	—	—
Employment agreements	2,350	800	800	—	—	—
Total contractual obligations	$1,336,117	$1,488,437	$1,080,820	$2,566,228	$3,113,366	$6,203,639

(1)Represents interest payments based on the 2013-1C Tower Securities interest rate of 2.240%, the 2013-2C Tower Securities interest rate of 3.722%, the 2013-1D Tower Securities interest rate of 3.598%, the 2014-1C Tower Securities interest rate of 2.898%, the 2014-2C Tower Securities interest rate of 3.869%, the 2015-1C Tower Securities interest rate of 3.156%, the 2016-1C Tower Securities interest rate of 2.877%, the 2017-1C Tower Securities interest rate of 3.168%, the 2014 Term Loan at an interest rate of 3.82% as of December 31, 2017, the 2015 Term Loan at an interest rate of 3.82% as of December 31, 2017,  the revolver at an average interest rate of 3.48% as of December 31, 2017, the 2015 Senior Notes interest rates of 4.875%, 2016 Senior Notes interest rates of 4.875%, and the 2017 Senior Notes interest rate of 4.000%.  The 2013-1C Tower Securities and 2013-1D Tower Securities are expected to be repaid in connection with the expected issuance on March 9, 2018 of the $640.0 million of 2018-1C Tower Securities with a fixed interest rate of 3.448% per annum.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$750,000	$—	$750,000	$770,625
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,127,500
2017 Senior Notes	—	—	—	—	750,000	—	750,000	750,938
2013-1C Tower Securities (1)(2)	425,000	—	—	—	—	—	425,000	423,853
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	578,433
2013-1D Tower Securities (1)(2)	330,000	—	—	—	—	—	330,000	330,145
2014-1C Tower Securities (1)	—	920,000	—	—	—	—	920,000	915,216
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	620,942
2015-1C Tower Securities (1)	—	—	500,000	—	—	—	500,000	496,840
2016-1C Tower Securities (1)	—	—	—	700,000	—	—	700,000	691,166
2017-1C Tower Securities (1)	—	—	—	—	760,000	—	760,000	751,404
Revolving Credit Facility	—	—	40,000	—	—	—	40,000	40,000
2014 Term Loan	15,000	15,000	15,000	1,402,500	—	—	1,447,500	1,451,119
2015 Term Loan	5,000	5,000	5,000	5,000	467,500	—	487,500	488,109
Total debt obligation	$775,000	$940,000	$560,000	$2,107,500	$2,727,500	$2,295,000	$9,405,000	$9,436,290

(1)The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

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

The anticipated repayment date and the final maturity date for the 2015-1C Tower Securities is October 8, 2020 and October 10, 2045, respectively.

The anticipated repayment date and the final maturity date for the 2016-1C Tower Securities is July 9, 2021 and July 10, 2046, respectively.

The anticipated repayment date and the final maturity date for the 2017-1C Tower Securities is April 11, 2022 and April 9, 2047, respectively.

(2)Proceeds from the issuance of the 2018-1C Tower Securities, which, once issued, will be due March  9, 2023,  are expected to be used to repay the full $425.0 million outstanding under the 2013-1C Tower Securities and the full $330.0 million outstanding under the 2013-1D Tower Securities.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and Colombia, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Peru and Argentina, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2017, approximately 13.5% of our revenues and approximately 16.3% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2017. As of December 31, 2017, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 2.8%, respectively, for the year ended December 31, 2017.

As of December 31, 2017, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2017 would have resulted in approximately $56.4 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2017.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, the demand for our towers, the trends developing in our industry, and competitive factors;

•our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•our intent to grow our tower portfolio domestically and internationally and expend through organic lease up on existing towers;

•our ability to grow our tower portfolio without proportionately increasing selling, general, and administrative expenses;

•our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•our expectation regarding site leasing revenue growth, on an organic basis, in our domestic and international segments;

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

•our belief regarding the impact of our ground lease purchase program;

•our ability to remain qualified as a REIT and the timing of such qualification and our election to be subject to tax as a REIT;

•our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;

•our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;

•our expectations regarding the use of NOLs to reduce REIT taxable income;

•our expectations regarding our capital allocation strategy,  the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

•and our goal of increasing our Adjusted Funds From Operations per share;

•our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•our intended use of our liquidity;

•our expectations regarding our debt service in 2018 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•the timing of closing of pending financings and the expected use of proceeds;

•our belief regarding our credit risk;

•our estimates with respect to tax matters as a result of the Tax Act and our expectation that one-time income charges recognized as a result of the Tax Act will be offset by our existing NOLs; and

•our estimates regarding certain tax and accounting matters, including the impact on our financial statements.

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

•our capital allocation decisions and the impact on our ability to achieve our expected tower portfolio growth levels;

•our ability to protect our rights to the land under our towers, and our ability to acquire land underneath our towers on terms that are accretive;

•our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels to permit us to meet our anticipated uses of liquidity for operations, debt service and estimated portfolio growth;

•the impact of rising interest rates and our ability to refinance our existing indebtedness at commercially reasonable rates or at all;

•our ability to successfully estimate the impact of regulatory and litigation matters;

•natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•a decrease in demand for our towers;

•the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to existing or potential tenants;

•our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules;

•our ability to utilize available NOLs to reduce REIT taxable income;

•the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results; and

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and Subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of  December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boca Raton, Florida

March 1, 2018

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 29,  2018.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 29, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 29, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 29, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 29, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule III—Schedule of Real Estate and Accumulated Depreciation (see below)

All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

Schedule III—Schedule of Real Estate and Accumulated Depreciation

Life on Which
				Cost		Accumulated			Depreciation
				Capitalized	Gross Amount	Depreciation			in Latest
			Initial	Subsequent	Carried at Close	at Close			Income
			Cost to	to	of Current	of Current	Date of	Date	Statement is
Description	Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
27,909 sites (1)	$6,805,000	(2)	(3)	(3)	$5,340,858 (4)	$(2,627,841)	Various	Various	Up to 20 years
(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(2)	As of December 31, 2017, certain assets secure debt of $6.8 billion.
(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)	Does not include those sites under construction.

	2017	2016	2015

	(in thousands)
Gross amount at beginning	$5,079,660	$4,839,874	$4,577,296
Additions during period:
Acquisitions (1)	112,979	72,456	203,441
Construction and related costs on new builds	70,361	58,143	87,088
Augmentation and tower upgrades	43,288	37,861	52,146
Land buyouts and other assets	41,657	44,574	47,148
Tower maintenance	29,391	28,257	27,123
Other (2)	—	45,829	—
Total additions	297,676	287,120	416,946
Deductions during period:
Cost of real estate sold or disposed	(1,027)	(12,842)	(26,506)
Impairment	(34,102)	(34,491)	(34,373)
Other (2)	(1,350)	—	(93,489)
Total deductions:	(36,479)	(47,334)	(154,368)
Balance at end	$5,340,858	$5,079,660	$4,839,874

(1)	Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

	2017	2016	2015

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(2,396,587)	$(2,160,530)	$(1,912,906)
Additions during period:
Depreciation	(248,818)	(254,982)	(282,831)
Other (2)	—	(5,557)	—
Total additions	(248,818)	(260,539)	(282,831)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	17,051	24,483	25,909
Other (2)	513	—	9,298
Total deductions	17,564	24,483	35,207
Balance at end	$(2,627,841)	$(2,396,587)	$(2,160,530)

(2)	Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

(3)	Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
2.1	Agreement and Plan of Merger, by and between SBA Communications Corporation and SBA Communications REIT Corporation, dated November 10, 2016.	8-K	01/17/17
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17
4.15A	Form of Senior Indenture.	S-3ASR (333-202477)	03/03/15
4.16A	Form of Subordinated Indenture.	S-3ASR (333-202477)	03/03/15
4.24	Indenture, dated July 1, 2014, between SBA Communications Corporation and U.S. Bank National Association.	8-K	07/01/14
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

		8-K	01/17/17
4.27	Form of 4.875% Senior Notes due 2024 (included in Exhibit 4.26).	8-K	08/16/16
4.28	Indenture, dated as of October 13, 2017, between SBA Communications Corporation and U.S. Bank National Association	8-K	10/16/17
4.29	Form of 4.00% Senior Notes due 2022 (included in Exhibit 4.28).	8-K	10/16/17
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
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

		8-K	02/13/14
10.7A	Seventh Amendment, dated as of January 20, 2017, among SBA Senior Finance II LLC, as borrower, the lenders parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent.	10-K	Year ended December 31, 2016
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

		8-K	07/08/16
10.12C

Third Loan and Security Agreement Supplement and Amendment, dated as of April 7, 2017, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	04/21/17
10.13	Purchase Agreement, dated June 21, 2016, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	06/24/16
10.14

Purchase Agreement, dated August 1, 2016, between SBA Communications Corporation and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers listed on Schedule 1 thereto.

		8-K	08/02/16
10.15

Registration Rights Agreement, dated August 15, 2016, among SBA Communications Corporation and the several initial purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 16, 2016).

		8-K	08/16/16
10.16	Purchase Agreement, dated April 4, 2017, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	04/07/17
10.17

Registration Rights Agreement, dated October 13, 2017, between SBA Communications Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers listed on Schedule I thereto.

		8-K	10/16/17
10.18

Purchase Agreement, dated September 28, 2017, between SBA Communications Corporation and Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers listed on Schedule I thereto.

		8-K	Quarter ended September 30, 2017

10.19	Purchase Agreement, dated February 16, 2018, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	02/22/18
10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002.†	DEF 14A	04/16/02
10.35G	Employment Agreement, dated August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-Q	Quarter ended September 30, 2017
10.35H	Amendment to Employment Agreement, effective as of August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops.†*
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.57D	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Kurt L. Bagwell.†	10-K	Year ended December 31, 2015
10.57E	Amendment to Amended and Restated Employment Agreement, effective as of December 7, 2015, between SBA Communications Corporation and Kurt L. Bagwell.†*
10.58D	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Thomas P. Hunt.†	10-K	Year ended December 31, 2015
10.58E	Amendment to Amended and Restated Employment Agreement, effective as of December 7, 2015, between SBA Communications Corporation and Thomas P. Hunt.†*
10.60

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2006
10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011.†	10-Q	Quarter ended June 30, 2011
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85C	Amended and Restated Employment Agreement, dated as of December 7, 2015, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2015
10.85D	Amendment to Amended and Restated Employment Agreement, effective as of December 7, 2015, between SBA Communications Corporation and Brendan T. Cavanagh.†*
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	March 1, 2018
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	March 1, 2018
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	March 1, 2018
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	March 1, 2018
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	March 1, 2018
Brian C. Carr

/s/ Mary S. Chan	Director	March 1, 2018
Mary S. Chan

/s/ Duncan H. Cocroft	Director	March 1, 2018
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	March 1, 2018
George R. Krouse Jr.

/s/ Jack Langer	Director	March 1, 2018
Jack Langer

/s/ Kevin L. Beebe	Director	March 1, 2018
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Boca Raton, Florida

March 1, 2018

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$68,783	$146,109
Restricted cash	32,924	36,786
Accounts receivable, net	90,673	78,344
Costs and estimated earnings in excess of billings on uncompleted contracts	17,437	11,127
Prepaid expenses and other current assets	49,716	52,205
Total current assets	259,533	324,571
Property and equipment, net	2,812,346	2,792,076
Intangible assets, net	3,598,131	3,656,924
Other assets	650,195	587,374
Total assets	$7,320,205	$7,360,945
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$33,334	$28,320
Accrued expenses	69,862	61,129
Current maturities of long-term debt	20,000	627,157
Deferred revenue	97,969	101,098
Accrued interest	48,899	44,503
Other current liabilities	8,841	11,240
Total current liabilities	278,905	873,447
Long-term liabilities:
Long-term debt, net	9,290,686	8,148,426
Other long-term liabilities	349,728	334,993
Total long-term liabilities	9,640,414	8,483,419
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 116,446 and 121,004 shares issued and outstanding at December 31, 2017
and December 31, 2016, respectively	1,164	1,210
Additional paid-in capital	2,167,470	2,010,520
Accumulated deficit	(4,388,288)	(3,637,467)
Accumulated other comprehensive loss, net	(379,460)	(370,184)
Total shareholders' deficit	(2,599,114)	(1,995,921)
Total liabilities and shareholders' deficit	$7,320,205	$7,360,945

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2017	2016	2015

Revenues:
Site leasing	$1,623,173	$1,538,070	$1,480,634
Site development	104,501	95,055	157,840
Total revenues	1,727,674	1,633,125	1,638,474
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	359,527	342,215	324,655
Cost of site development	86,785	78,682	119,744
Selling, general, and administrative	130,697	143,349	114,951
Acquisition related adjustments and expenses	12,367	13,140	11,864
Asset impairment and decommission costs	36,697	30,242	94,783
Depreciation, accretion, and amortization	643,100	638,189	660,021
Total operating expenses	1,269,173	1,245,817	1,326,018
Operating income	458,501	387,308	312,456
Other income (expense):
Interest income	11,337	10,928	3,894
Interest expense	(323,749)	(329,171)	(322,366)
Non-cash interest expense	(2,879)	(2,203)	(1,505)
Amortization of deferred financing fees	(21,940)	(21,136)	(19,154)
Loss from extinguishment of debt, net	(1,961)	(52,701)	(783)
Other income (expense), net	(2,418)	94,278	(139,137)
Total other expense, net	(341,610)	(300,005)	(479,051)
Income (loss) before provision for income taxes	116,891	87,303	(166,595)
Provision for income taxes	(13,237)	(11,065)	(9,061)
Net income (loss)	$103,654	$76,238	$(175,656)
Net income (loss) per common share:
Basic	$0.86	$0.61	$(1.37)
Diluted	$0.86	$0.61	$(1.37)
Weighted average common shares outstanding:
Basic	119,860	124,448	127,794
Diluted	121,022	125,144	127,794

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	For the year ended December 31,
	2017	2016	2015
Net income (loss)	$103,654	$76,238	$(175,656)
Foreign currency translation adjustments	(9,276)	131,861	(319,559)
Comprehensive income (loss)	$94,378	$208,099	$(495,215)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2014	129,134	$1,291	$2,062,775	$(2,542,380)	$(182,486)	$(660,800)
Net loss	—	—	—	(175,656)	—	(175,656)
Common stock issued in connection with
stock purchase/option plans	591	6	21,604	—	—	21,610
Non-cash stock compensation	—	—	29,208	—	—	29,208
Settlement of common stock warrants	—	—	(150,874)	—	—	(150,874)
Repurchase and retirement of common stock	(3,982)	(40)	—	(450,033)	—	(450,073)
Foreign currency translation adjustments	—	—	—	—	(319,559)	(319,559)
BALANCE, December 31, 2015	125,743	1,257	1,962,713	(3,168,069)	(502,045)	(1,706,144)
Net income	—	—	—	76,238	—	76,238
Common stock issued in connection with
stock purchase/option plans	602	6	14,404	—	—	14,410
Non-cash stock compensation	—	—	33,403	—	—	33,403
Repurchase and retirement of common stock	(5,341)	(53)	—	(545,636)	—	(545,689)
Foreign currency translation adjustments	—	—	—	—	131,861	131,861
BALANCE, December 31, 2016	121,004	1,210	2,010,520	(3,637,467)	(370,184)	(1,995,921)
Net income	—	—	—	103,654	—	103,654
Common stock issued in connection with
stock purchase/option plans	812	8	54,798	—	—	54,806
Non-cash stock compensation	—	—	38,844	—	—	38,844
Common stock issued in connection with
acquisitions	488	5	63,308	—	—	63,313
Repurchase and retirement of common stock	(5,858)	(59)	—	(854,475)	—	(854,534)
Foreign currency translation adjustments	—	—	—	—	(9,276)	(9,276)
BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,654	$76,238	$(175,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	643,100	638,189	660,021
Non-cash asset impairment and decommission costs	32,423	25,693	89,406
Non-cash compensation expense	38,249	32,915	28,747
Amortization of deferred financing fees	21,940	21,136	19,154
(Gain) loss on remeasurement of U.S. denominated intercompany loan	8,754	(90,030)	178,854
Gain on sale of cost method investments	—	—	(38,326)
Loss from extinguishment of debt, net	1,961	52,701	783
Provision for doubtful accounts	2,909	22,516	896
Other non-cash items reflected in the Statements of Operations	(4,850)	(1,225)	(5,255)
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(20,893)	(7,270)	15,975
Prepaid expenses and other assets	(16,888)	(40,289)	(62,934)
Accounts payable and accrued expenses	3,555	(10,516)	7,366
Other liabilities	4,556	22,467	3,999
Net cash provided by operating activities	818,470	742,525	723,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(441,547)	(276,835)	(609,530)
Capital expenditures	(147,044)	(139,982)	(208,707)
Proceeds from sale of investments	231	712	89,728
Other investing activities	(16,747)	(12,130)	(8,556)
Net cash used in investing activities	(605,107)	(428,235)	(737,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	525,000	580,000	770,000
Repayments under Revolving Credit Facility	(875,000)	(190,000)	(895,000)
Repayment of Term Loans	(20,000)	(20,000)	(190,000)
Proceeds from issuance of Term Loans, net of fees	—	—	489,884
Payments for settlement of common stock warrants	—	—	(150,874)
Payment for the redemption of 5.625% Senior Notes	—	(514,065)	—
Payment for the redemption of 5.75% Senior Notes	—	(825,795)	—
Proceeds from issuance of Senior Notes, net of fees	741,108	1,078,123	—
Proceeds from issuance of Tower Securities, net of fees	749,764	690,475	489,100
Repayment of Tower Securities	(610,000)	(550,000)	—
Repurchase and retirement of common stock, inclusive of fees	(854,534)	(545,689)	(450,073)
Other financing activities	49,088	8,394	12,714
Net cash provided by (used in) financing activities	(294,574)	(288,557)	75,751
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(464)	13,618	(12,993)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(81,675)	39,351	48,723
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	185,970	146,619	97,896
End of year	$104,295	$185,970	$146,619

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2017	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$319,562	$338,409	$322,396
Income taxes	$14,653	$9,655	$9,431

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$254	$1,386	$2,627
Common stock issued in connection with acquisitions	$63,313	$—	$—

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

As of December 31, 2017, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, and Peru. Space on these towers is leased primarily to wireless service providers. As of December 31, 2017, the Company owned and operated 27,909 towers of which 15,979 are domestic and 11,930 are international.

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

The Company accounts for its investments in privately held companies under the cost and equity method. The Company evaluates its investments for impairment at least annually. The Company determines the fair value of its investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2017,  2016, and 2015.

During the years ended December 31, 2017 and 2016, the Company received proceeds related to the sale or maturity of investments of $0.2 million and $0.7 million, respectively. During the year ended December 31, 2017 and 2016, no gain or loss was recorded related to the sale or maturity of investments. The proceeds are reflected in Net cash used in investing activities on the Consolidated Statements of Cash Flows, and the related gain or loss on sale or maturity is reflected in Other income (expense), net in the accompanying Consolidated Statement of Operations. The aggregate carrying value of the Company’s investments was approximately $8.6 million and $8.1 million as of December 31, 2017 and 2016, respectively, and is classified within short-term investments and other assets on the Company’s consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $1.1 million, $1.0 million, and $0.8 million of interest cost was capitalized in 2017,  2016 and 2015, respectively.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	10 - 30 years

Betterments, improvements, and significant repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented.

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected duration of the related indebtedness (see Note 12). For all of the Company’s debt, except for the Revolving Credit Facility where the debt issuance costs are being presented as an asset on the accompanying Consolidated Balance Sheet, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $11.0 million, $10.2 million, and $10.9 million in 2017,  2016, and 2015, respectively. Amortization expense was $13.1 million, $11.3 million, and $9.0 million for the years ended December 31, 2017,  2016 and 2015, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2017 and 2016, unamortized deferred lease costs were $27.7 million and $29.7 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

The Company recognized impairment charges of $36.7 million, $30.2 million, and $94.8 million for the years ended December 31, 2017,  2016 and 2015, respectively. Refer to Note 3 for further detail of these amounts.

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

The following is a rollforward of the allowance for doubtful accounts:

	For the year ended December 31,
	2017	2016	2015

	(in thousands)
Beginning balance	$24,518	$1,681	$889
Provision for doubtful accounts	2,909	22,516	896
Write-offs, net of recoveries	(647)	(614)	(72)
Currency translation adjustment	(299)	935	(32)
Ending balance	$26,481	$24,518	$1,681

On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Prior to the filing of the reorganization petition, Oi was current in all payment obligations to the Company. These obligations related to periods ending on or before April 30, 2016. As a result of the relief provisions available in a judicial reorganization proceeding, obligations of Oi to the Company arising from the periods from May 1, 2016 to June 20, 2016 remain unpaid. Due to the uncertainty surrounding the recoverability of amounts owed by Oi relating to services provided prior to the date of Oi’s petition, the Company has recorded a $16.5 million bad debt provision (the “Oi reserve”) which covers amounts owed or potentially owed by Oi as of the filing date. Under Brazilian law governing judicial reorganizations, the contracts governing post-petition obligations such as tower rents remain unchanged, and debtors do not have the ability to reject or terminate the contracts other than pursuant to their original terms. Since the filing, the Company has received all rental payments due in connection with obligations of Oi accruing post-petition. The Oi reserve was recorded in Selling, general, and administrative expense on the consolidated statement of operations for the year ended December 31, 2016. On January 8, 2018, Oi’s reorganization plan was approved by the Brazilian courts and Oi is expected to fully resolve all its pre-petition obligations in accordance with the terms of the plan.

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

The Company began operating as a REIT for federal income tax purposes effective January 1, 2016.  As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the IRS to be treated as a taxable REIT subsidiary (“TRS”) in conjunction with the Company's REIT election. The TRS elections permit SBA to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code.  A TRS is subject to federal and state income taxes on the income from these activities. Additionally, the Company has included in TRSs the Company’s tower operations in most foreign jurisdictions; however, the REIT holds selected tower assets in Puerto Rico and USVI. Those operations will continue to be subject to foreign taxes in the jurisdiction in which such assets and operations are located regardless of whether they are included in a TRS.

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2017. The REIT had taxable income and utilized net operating losses (“NOLs”) to offset its distribution requirement. The TRS generated a NOL which will be carried forward to use in future years. The NOLs generated by the TRS are fully reserved by a valuation allowance.

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

The asset retirement obligation is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations. In determining the measurement of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2017	2016	2015

	(in thousands)
Beginning balance	$6,442	$6,309	$5,856
Additions	818	1,091	781
Currency translation adjustment	(10)	121	(57)
Accretion expense	665	318	373
Removal	(280)	(290)	(50)
Revision in estimates	(421)	(1,107)	(594)
Ending balance	$7,214	$6,442	$6,309

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

For foreign subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities of such subsidiaries, which are not denominated in U.S. dollars,  are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Unrealized translation gains and losses are reported as other income (expense), net in the Consolidated Statement of Operations.

Acquisitions

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or when the acquisition should be accounted for as an asset acquisition. The Company adopted this standard effective January 1, 2017 and all changes are being accounted for prospectively. The adoption of ASU 2017-01 did not have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

Under the new standard, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions which qualify as asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. For asset acquisitions, external, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred.

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

In connection with certain acquisitions, the Company may agree to pay contingent consideration (or earnouts) in cash or stock if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. The Company accrues for contingent consideration in connection with business combinations at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration payable in cash are recorded through Consolidated Statements of Operations. Contingent consideration in connection with asset acquisitions will be recognized at the time when the contingency is resolved or becomes payable and will increase the cost basis of the assets acquired.

Intercompany Loans Subject to Remeasurement

The Company has two wholly owned subsidiaries, Brazil Shareholder I, LLC, a Florida limited liability company, and SBA Torres Brasil, Limitada, a limitada existing under the laws of the Republic of Brazil, which have entered into intercompany loan agreements pursuant to which the entities may from time to time agree to lend/borrow amounts under the terms of each agreement.  The first agreement entered into in November 2014 was for $750.0 million and was created to fund the acquisition of 1,641 towers in

Brazil. The second agreement entered into in December 2017 was for $500.0 million and was created to fund the acquisition of 941 towers in Brazil.

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. For the years ended December 31, 2017, 2016,  and 2015,  the Company recorded  a $8.8 million loss, a $90.0 million gain,  and a $178.9 million loss,  respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. As of December 31, 2017, the aggregate amount outstanding under the two intercompany loan agreements with the Company’s Brazilian subsidiary was $560.9 million.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB released an updated standard regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard is effective for the Company in the first quarter of 2018. This standard is required to be applied retrospectively to each prior reporting period presented (full retrospective) or with the cumulative effect being recognized at the date of initial application (modified retrospective). The Company will apply the modified retrospective transition method upon adoption. The Company has finalized its review of the impact of adopting this new guidance, and there will not be any material changes to the timing or measurement of revenue recognition. The standard only affects the Company’s site development segment, which represents approximately 6% of the Company’s total revenues.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This standard is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted; however, the Company does not currently plan to early adopt. The Company has established a cross functional project plan and is assessing the impact of the standard on its consolidated financial statements. The Company expects this guidance to have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for its ground leases.  The Company does not expect adoption to have a significant impact on its lease classification or to have a material impact on its consolidated statement of operations.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $2.5 million and $4.1 million as of December 31, 2017 and 2016, respectively. The maximum potential obligation related to the performance targets for these various acquisitions was $3.1 million and $5.8 million as of December 31, 2017 and 2016, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, was $11.1 million as of December 31, 2017.

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

	For the year
	ended December 31,
	2017	2016	2015

Asset impairment (1)	$15,389	$19,217	$10,287
Impairment of fiber assets (2)	—	—	56,733
Write-off of carrying value of decommissioned towers	16,861	12,967	21,231
Write-off and disposal of former corporate headquarters	—	2,345	1,154
Gain on sale of fiber assets (2)	—	(8,919)	—
Other third party decommission costs	4,447	4,632	5,378
Total asset impairment and decommission costs	$36,697	$30,242	$94,783

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

(2)The impairment review of the fiber assets acquired in the 2012 Mobilitie transaction was triggered by a strategic decision made by the Company in 2015. The gain on sale in 2016 related to the sale of these fiber assets.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of December 31, 2017 and 2016. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of December 31, 2017, the carrying value and fair value of the held-to-maturity investments, including current portion, was $0.5 million. As of December 31, 2016, the carrying value and fair value of the held-to-maturity investments, including current portion, was $0.7 million. The current portion is recorded in Prepaid and Other Current Assets in the accompanying Consolidated Balance Sheets, while the held-to-maturity investments are recorded in Other Assets.

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

4.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of	As of
	December 31, 2017	December 31, 2016	December 31, 2015	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$68,783	$146,109	$118,039
Securitization escrow accounts	32,699	36,607	25,135	Restricted cash - current asset
Payment and performance bonds	225	179	218	Restricted cash - current asset
Surety bonds and workers compensation	2,588	3,075	3,227	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$104,295	$185,970	$146,619

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2017 and 2016, the Company had $39.5 million and $39.2 million in surety, payment and performance bonds, respectively, for which it is only required to post $0.5 million in collateral as of December 31, 2016.  As of December 31, 2017,  no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2017 and 2016, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2017	December 31, 2016

	(in thousands)
Prepaid ground rent	$32,505	$33,975
Other	17,211	18,230
Total prepaid expenses and other current assets	$49,716	$52,205

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2017	2016	2015
Tower acquisitions (number of towers)	1,425	531	893

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2017	2016	2015

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$392,902	$214,686	$525,802
Land buyouts and other assets (2)	48,645	62,149	83,728
Total cash acquisition capital expenditures	$441,547	$276,835	$609,530

(1)	The year ended December 31, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.
(2)

In addition, the Company paid $18.8 million, $14.1 million, and $16.3 million for ground lease extensions and term easements on land underlying the Company’s towers during the years ending December 31, 2017,  2016, and 2015, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

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

During the year ended December 31, 2017, the Company acquired 1,425 completed towers and related assets and liabilities consisting of $114.7 million of property and equipment, $345.3 million of intangible assets, and $3.8 million of working capital adjustments.

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

Subsequent to December 31, 2017, the Company acquired 308 towers and related assets for $79.5 million in cash.

7.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2017			As of December 31, 2016
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,355,171	$(1,673,270)	$2,681,901	$4,141,968	$(1,401,025)	$2,740,943
Network location intangibles	1,617,441	(701,211)	916,230	1,515,348	(599,367)	915,981
Intangible assets, net	$5,972,612	$(2,374,481)	$3,598,131	$5,657,316	$(2,000,392)	$3,656,924

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $384.1 million, $369.9 million, and $363.1 million for the years ended December 31, 2017,  2016 and 2015, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2018	$397,596
2019	397,302
2020	396,445
2021	363,988
2022	343,536

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including vehicles held under capital leases) consists of the following:

	As of	As of
	December 31, 2017	December 31, 2016

	(in thousands)
Towers and related components	$4,772,807	$4,563,756
Construction-in-process	34,689	38,926
Furniture, equipment, and vehicles	53,260	50,671
Land, buildings, and improvements	630,370	578,680
Total property and equipment	5,491,126	5,232,033
Less: accumulated depreciation	(2,678,780)	(2,439,957)
Property and equipment, net	$2,812,346	$2,792,076

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $258.4 million, $268.1 million, and $296.5 million for the years ended December

31, 2017,  2016, and 2015, respectively. At December 31, 2017 and 2016, non-cash capital expenditures that are included in accounts payable and accrued expenses were $12.4 million and $7.0 million, respectively.

9.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2017	December 31, 2016

	(in thousands)
Costs incurred on uncompleted contracts	$31,404	$34,577
Estimated earnings	10,541	11,185
Billings to date	(24,771)	(36,027)
	$17,174	$9,735

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2017	December 31, 2016

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,437	$11,127
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(263)	(1,392)
	$17,174	$9,735

At December 31, 2017 and 2016,  eight customers comprised 87.9% and 81.6%,  respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2017	2016	2015

AT&T Wireless	25.0%	25.7%	24.2%
T-Mobile	16.5%	17.0%	16.0%
Verizon Wireless	15.2%	15.2%	13.8%
Sprint	15.1%	16.1%	19.6%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2017	2016	2015

AT&T Wireless	32.7%	32.7%	31.9%
T-Mobile	19.7%	19.6%	19.0%
Verizon Wireless	19.0%	18.2%	16.3%
Sprint	18.9%	19.8%	22.3%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2017	2016	2015

Oi S.A.	42.2%	43.9%	48.8%
Telefonica	25.7%	26.4%	24.7%
Claro	10.0%	9.4%	8.0%

	For the year ended December 31,
Percentage of Site Development Revenue	2017	2016	2015

T-Mobile	26.9%	28.4%	17.6%
Sprint	12.9%	11.7%	28.5%
Verizon Wireless	12.8%	16.5%	14.8%
Nokia, Inc.	10.1%	7.1%	6.3%
Ericsson, Inc.	7.4%	5.0%	15.3%

Five customers comprised 66.9% of total gross accounts receivable at December 31, 2017 compared to five customers which comprised 59.3% of total gross accounts receivable at December 31, 2016.

11.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the “If-Converted” method and also Common Stock warrants as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income per common share for the years ended December 31, 2017,  2016, and 2015 (in thousands, except per share data):

	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$103,654	$76,238	$(175,656)
Denominator:
Basic weighted-average shares outstanding	119,860	124,448	127,794
Dilutive impact of stock options and restricted shares	1,162	696	—
Diluted weighted-average shares outstanding	121,022	125,144	127,794
Net income (loss) per common share:
Basic	$0.86	$0.61	$(1.37)
Diluted	$0.86	$0.61	$(1.37)

For the year ended December 31, 2017, the diluted weighted average number of common shares outstanding excluded an additional 1.0 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

12.     DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2017			December 31, 2016
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	July 15, 2022	$750,000	$770,625	$739,079	$750,000	$763,125	$736,992
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,127,500	1,081,262	1,100,000	1,083,500	1,078,954
2017 Senior Notes	Oct. 1, 2022	750,000	750,938	741,437	—	—	—
2012-1C Tower Securities	Dec. 11, 2017	—	—	—	610,000	610,165	607,157
2013-1C Tower Securities	April 10, 2018	425,000	423,853	424,482	425,000	423,381	422,768
2013-2C Tower Securities	April 11, 2023	575,000	578,433	568,609	575,000	563,322	567,545
2013-1D Tower Securities	April 10, 2018	330,000	330,145	329,585	330,000	334,521	328,225
2014-1C Tower Securities	Oct. 8, 2019	920,000	915,216	914,929	920,000	922,199	912,219
2014-2C Tower Securities	Oct. 8, 2024	620,000	620,942	613,461	620,000	608,921	612,641
2015-1C Tower Securities	Oct. 8, 2020	500,000	496,840	493,474	500,000	495,145	491,289
2016-1C Tower Securities	July 9, 2021	700,000	691,166	693,118	700,000	688,072	691,322
2017-1C Tower Securities	April 11, 2022	760,000	751,404	751,076	—	—	—
Revolving Credit Facility	Feb. 5, 2020	40,000	40,000	40,000	390,000	390,000	390,000
2014 Term Loan	Mar. 24, 2021	1,447,500	1,451,119	1,439,373	1,462,500	1,467,984	1,452,039
2015 Term Loan	June 10, 2022	487,500	488,109	480,801	492,500	494,347	484,432
Total debt		$9,405,000	$9,436,290	$9,310,686	$8,875,000	$8,844,682	$8,775,583
Less: current maturities of long-term debt				(20,000)			(627,157)
Total long-term debt, net of current maturities				$9,290,686			$8,148,426

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2017 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2018	$775,000
2019	940,000
2020	560,000
2021	2,107,500
2022	2,727,500

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the year ended December 31,
	2017		2016		2015
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	—	—	21,094	—	28,125	—
5.75% Senior Notes	—	—	28,494	—	46,000	—
2014 Senior Notes	36,563	724	36,563	689	36,563	655
2016 Senior Notes	53,625	954	20,258	348	—	—
2017 Senior Notes	6,500	—	—	—	—	—
2010 Tower Securities	—	—	15,213	—	28,230	—
2012-1C Tower Securities	5,330	—	18,107	—	18,111	—
2013 Tower Securities	43,217	—	43,217	—	43,217	—
2014 Tower Securities	51,138	—	51,138	—	51,138	—
2015-1C Tower Securities	15,939	—	15,939	—	3,453	—
2016-1C Tower Securities	20,361	—	9,898	—	—	—
2017-1C Tower Securities	17,182	—	—	—	—	—
Revolving Credit Facility	8,046	—	4,167	—	5,552	—
2012-1 Term Loan	—	—	—	—	3,959	—
2014 Term Loan	49,414	525	48,962	510	48,992	492
2015 Term Loan	16,641	676	16,487	656	9,243	358
Capitalized interest and other	(207)	—	(366)	—	(217)	—
Total	$323,749	$2,879	$329,171	$2,203	$322,366	$1,505

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

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. The Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. As of December 31, 2017, the balance outstanding under the Revolving Credit Facility was accruing interest at 3.48% per annum. In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the year ended December 31, 2017, the Company borrowed $525.0 million and repaid $875.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2017,  $40.0 million was outstanding under the Revolving Credit Facility. As of December 31, 2017, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2017, the Company borrowed an additional $55.0 million and repaid $20.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $75.0 million was outstanding under the Revolving Credit Facility.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  Prior to the reduction in the term loan interest rates as discussed above, the 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2017, the 2014 Term Loan was accruing interest at 3.82% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $14.1 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2017, the Company repaid $15.0 million of principal on the 2014 Term Loan. As of December 31, 2017, the 2014 Term Loan had a principal balance of $1,447.5  million.

2015 Term Loan

The 2015 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022.  Prior to the reduction in the term loan interest rates as discussed above, the 2015 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of December 31, 2017, the 2015 Term Loan was accruing interest at 3.82% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. The Company incurred deferred financing fees of approximately $5.5 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2017, the Company repaid $5.0 million of principal on the 2015 Term Loan. As of December 31, 2017, the 2015 Term Loan had a principal balance of $487.5 million.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, and 2017-1C Tower Securities  (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,442 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (“the Borrowers”). The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C,  and Secured Tower Revenue Securities Series 2017-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, and Secured Tower Revenue Securities Series 2017-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

As of December 31, 2017, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of 2010-2C Tower Securities (the “2010-2C Tower Securities”) (together the “2010 Tower Securities”). The 2010-2C Tower Securities had an annual interest rate of 5.101%.  The anticipated repayment date and the final maturity date for the 2010–2C Tower Securities were April 11, 2017 and April 9, 2042, respectively. The Company incurred deferred financing fees of $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

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

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. The Company incurred deferred financing fees of $25.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities. The Company expects to repay the entire aggregate principal amount of the 2013-1C Tower Securities and 2013-1D Tower Securities in connection with the issuance of the 2018-1C Tower Securities (as discussed below).

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

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

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

In connection with the issuance of the 2017-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (i) the outstanding principal amount of the mortgage loan was increased by $760.0 million and (ii) the Borrowers became jointly and severally liable for the aggregate $4.8 billion borrowed under the mortgage loan corresponding to the 2012-1C Tower Securities, 2013 Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, and the newly issued 2017-1C Tower Securities.

2018-1C Tower Securities

On February 16, 2018, the Company agreed to issue, through a Trust, $640.0 million of Secured Tower Revenue Securities Series 2018-1C (the “2018-1C Tower Securities”), which offering is expected to close March 9, 2018. These securities are expected to have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048. The fixed interest rate on the 2018-1C Tower Securities will be 3.448% per annum, payable monthly, and the proceeds of this offering, in combination with borrowings under the Revolving Credit Facility, will be used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. Management has classified $755.0 million of the combined 2013-1C Tower Securities and 2013-1D Tower Securities as a long-term obligation, as the Company intends to repay these securities with the net  proceeds from the offering of the 2018-1C Tower Securities, in combination with borrowings under the Revolving Credit Facility.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, agreed to purchase $33.7 million of Secured Tower Revenue Securities Series 2018-1R to be issued by the Trust. These securities are expected to have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1R Tower Securities”). The fixed interest rate on the 2018-1R Tower Securities will be 4.949% per annum, payable monthly. Principal and interest payments made on the 2018-1R Tower Securities eliminate in consolidation.

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

Senior Notes

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrued interest at a rate of 5.75% and were issued at par. The Company incurred deferred financing fees of $14.0 million in relation to this transaction, which were being amortized through the maturity date.

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

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Senior Notes”). The 5.625% Senior Notes accrued interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Senior Notes was due semi-annually on April 1 and October 1 of each year. The Company incurred deferred financing fees of $8.6 million in relation to this transaction, which were being amortized through the maturity date.

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

The 2014 Senior Notes are subject to redemption in whole or in part on or after July 15, 2017 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. The Company may redeem the 2014 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices:  July 15, 2017 at 103.656%, July 15, 2018 at 102.438%, July 15, 2019 at 101.219%, or July 15, 2020 until maturity at 100.000%, of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

The 2016 Senior Notes are subject to redemption in whole or in part on or after September 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to September 1, 2019, the Company may at its option redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2016 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices:  September 1, 2019 at 103.656%, September 1, 2020 at 102.438%, September 1, 2021 at 101.219%, or September 1, 2022 until maturity at 100.000%, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2017 Senior Notes

On October 13, 2017, the Company issued $750.0 million of unsecured senior notes due October 1, 2022 (the “2017 Senior Notes”). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. The Company incurred deferred financing fees of $8.9 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

The 2017 Senior Notes are subject to redemption in whole or in part on or after October 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to October 1, 2020, the Company may, at the Company’s option, redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes originally issued at a redemption price of 104.000% of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2017 Senior Notes  during the twelve-month period beginning on the following dates at the following redemption prices:  October 1, 2019 at 102.000%,  October 1, 2020 at 101.000%, or October 1, 2021 until maturity at 100.000%, of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

13.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents (see Note 14) related to its outstanding stock options and restricted stock units These potential common stock equivalents were considered in the Company’s diluted earnings per share calculation (see Note 11).

Stock Repurchases

On April 27, 2011, the Company’s Board of Directors authorized a stock repurchase plan. This plan authorized the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the year ended December 31, 2015, the Company repurchased 1.3 million shares of its Class A common stock at an average price of $114.96 with the remaining $150.0 million authorized under the $300.0 million stock repurchase plan, completing this plan. Shares repurchased were retired.

On  June 4, 2015, the Company’s Board of Directors authorized a new stock repurchase plan. This plan authorized the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the year ended December 31, 2015, the Company repurchased an additional 2.7 million shares of its Class A common stock under this stock repurchase plan for $300.0 million at a weighted average price per share of $112.04. During the year ended December 31, 2016, the Company repurchased an additional 5.3 million shares of its Class A common stock under this stock repurchase program for $545.7 million at a weighted average price per share of $102.14. As of December 31, 2016, the Company had a remaining authorization to repurchase $154.4 million of Class A common stock under the $1.0 billion stock repurchase plan dated June 4, 2015. During the year ended December 31, 2017, the Company repurchased 42,163 shares of its Class A common stock under the stock repurchase plan dated June 4, 2015 for $4.4 million at a weighted average price per share of $104.81.  Shares repurchased were retired.

On January 12, 2017, the Company’s Board of Directors authorized a new stock repurchase plan, replacing the plan authorized on June 4, 2015 which had a remaining authorization of $150.0 million. This plan authorized the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.  During the year ended December 31, 2017, the Company repurchased 5.8 million shares of its Class A common stock under this plan for $850.0 million, at an average price per share of $146.17. Shares repurchased were retired.

On February 16, 2018, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on January 12, 2017 which had a remaining authorization of $150.0 million. This new plan authorizes the Company to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of

Directors at any time in its sole discretion. As of the date of this filing, the Company had the full $1.0 billion authorization remaining under the new plan.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 14).

The Company filed a  shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2016 and 2015, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. During the year ended December 31, 2017,  the company issued 487,963 shares of Class A common stock under this registration statement. As of December 31, 2017, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On March 3, 2015, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time it issues securities under this registration statement. For the years ended December 31, 2017,  2016, and 2015, the Company did not issue any securities under this automatic shelf registration statement.

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

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, the 2001 Equity Participation Plan was terminated and the Company is no longer eligible to issue shares pursuant to that plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock, of which 7.5 million shares remain available for future issuance as of December 31, 2017. However, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million shares, of which 6.6 million shares remain available for future issuance as of December 31, 2017.

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

	For the year ended December 31,
	2017	2016	2015

Risk free interest rate	1.70% - 1.97%	1.11% - 1.43%	1.21% - 1.46%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	20.0%	20.0%	20.0%
Expected lives	4.6 years	4.7 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2017,  2016 and 2015 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2014	3,276	$66.85
Granted	1,076	$124.24
Exercised	(495)	$51.58
Canceled	(63)	$93.74
Outstanding at December 31, 2015	3,794	$84.66
Granted	1,357	$96.64
Exercised	(603)	$46.03
Canceled	(101)	$105.37
Outstanding at December 31, 2016	4,447	$93.09
Granted	1,171	$115.41
Exercised	(709)	$80.73
Canceled	(67)	$105.81
Outstanding at December 31, 2017	4,842	$100.12	4.3	$306,100
Exercisable at December 31, 2017	1,982	$87.42	3.0	$150,501
Unvested at December 31, 2017	2,860	$108.93	5.3	$155,599

The weighted-average per share fair value of options granted during the years ended December 31, 2017,  2016 and 2015 was $23.88,  $19.19, and $24.75, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2017,  2016 and 2015 was $37.2 million, $36.8 million and $33.0 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2017,  2016 and 2015 was approximately $56.5 million, $27.4 million, and $25.4 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2017,  2016 and 2015, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $163.36 as of December 31, 2017. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $45.00	99	0.4	$40.39	99	$40.39
$45.01 - $90.00	731	1.9	$64.76	730	$64.71
$90.01 - $115.00	1,973	4.4	96.39	760	96.16
$115.01 - $145.00	2,039	5.3	$119.32	393	$124.48
	4,842			1,982

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2016	2,814	$20.62
Shares granted	1,171	$23.88
Vesting during period	(1,058)	$20.25
Forfeited	(67)	$21.23
Unvested as of December 31, 2017	2,860	$22.08

As of December 31, 2017, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $39.8 million. That cost is expected to be recognized over a weighted average period of 2.5 years.

The total fair value of options vested during 2017,  2016, and 2015 was $21.4 million, $18.5 million, and $15.1 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2017:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Shares	Share
	(in thousands)
Outstanding at December 31, 2016	291	$101.74
Granted	171	$116.52
Vested	(122)	$98.75
Forfeited/canceled	(12)	$111.67
Outstanding at December 31, 2017	328	$110.20

As of December 31, 2017, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $24.4 million and is expected to be recognized over a weighted-average period of 2.6 years.

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

For the year ended December 31, 2017,  28,232 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $3.3 million, compared to the year ended December 31, 2016 when 31,165 shares of Class A common stock were issued under the 2008 Purchase Plan which resulted in cash proceeds to the Company of $2.7 million. At December 31, 2017,  244,942 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.6 million, $0.5 million, and $0.5 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plans for each of the years ended December 31, 2017,  2016, and 2015.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2017,  2016, and 2015, respectively:

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$1,013	$418	$405
Selling, general and administrative	37,236	32,497	28,342
Total cost of non-cash compensation included
in loss before provision for income taxes	38,249	32,915	28,747
Amount of income tax recognized in earnings	—	—	—
Amount charged against loss	$38,249	$32,915	$28,747

In addition, the Company capitalized $0.6 million, $0.5 million and $0.5 million of non-cash compensation for the years ended December 31, 2017,  2016 and 2015, respectively, to fixed assets.

15.     INCOME TAXES

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

Income (loss) before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2017	2016	2015

	(in thousands)

Domestic	$73,405	$(28,671)	$(22,698)
Foreign	43,486	115,974	(143,897)
Total	$116,891	$87,303	$(166,595)

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2017	2016	2015

	(in thousands)
Current provision:
State	$5,513	$1,535	$2,752
Foreign	11,681	8,121	6,314
Total current	17,194	9,656	9,066

Deferred provision (benefit) for taxes:
Federal	18,736	170,177	(3,023)
State	(241)	22,992	(3,106)
Foreign	9,155	30,425	(40,636)
Change in valuation allowance	(31,607)	(222,185)	46,760
Total deferred	(3,957)	1,409	(5)
Total provision for income taxes	$13,237	$11,065	$9,061

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2017	2016	2015

	(in thousands)
Statutory federal expense (benefit)	$40,912	$30,555	$(58,307)
Foreign tax rate differential	3,745	1,083	3,534
State and local tax expense (benefit)	5,415	3,941	(230)
REIT adjustment	(34,346)	205,317	—
Permanent differences	(1,365)	(3,577)	4,892
Tax Act impact on deferred taxes	31,547	—	—
Foreign exchange rate changes	(55)	(5,822)	9,212
Other	(1,009)	1,753	3,200
Valuation allowance	(31,607)	(222,185)	46,760
Provision for income taxes	$13,237	$11,065	$9,061

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2017	2016

	(in thousands)
Noncurrent deferred tax assets:
Net operating losses	$65,257	$50,143
Property, equipment, and intangible basis differences	3,038	2,583
Accrued liabilities	11,933	12,264
Non-cash compensation	7,500	19,908
Deferred revenue	2,110	3,904
Allowance for doubtful accounts	5,978	6,187
Currency translation	34,895	33,088
Other	2,698	1,032
Valuation allowance	(38,802)	(70,233)
Total noncurrent deferred tax assets, net (1)	94,607	58,876

Noncurrent deferred tax liabilities:
Property, equipment, and intangible basis differences	(98,589)	(65,459)
Straight-line rents	(22,740)	(18,081)
Deferred lease costs	(2,242)	(1,087)
Other	(136)	(922)
Total noncurrent deferred tax liabilities, net (1)	$(29,100)	$(26,673)

(1)Of these amounts, $1,670 and $30,770 are included in Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2017. As of December 31, 2016,  $774 and $27,447 are included in Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

A deferred tax asset is reduced by a valuation allowance if based on the weight of all available evidence, including both positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that the value of such assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. All sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies, should be considered.

The Company has recorded a valuation allowance for the majority of its deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $38.8 million and $70.2 million were being carried to offset net deferred income tax assets as of December 31, 2017 and 2016, respectively. The net change in the valuation allowance for the years ended December 31, 2017 and 2016 was $31.4 million and $222.6 million, respectively.

The Company has available at December 31, 2017, a federal NOL carry-forward of approximately $1.1 billion. These NOL carry-forwards will expire between 2022 and 2036. As of December 31, 2017,  $956.7 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.  The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2017, a foreign NOL carry-forward of $79.5 million and a net state operating tax loss carry-forward of approximately $456.1 million. These net operating tax loss carry-forwards begin to expire in 2018.

The U.S. tax losses generated in tax years 1999 through 2014 remain subject to adjustment, and tax years 2014 through 2017 are open to examination by the major jurisdictions in which the Company operates.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation and implementing a territorial tax system. The full impact of this change in tax law is provisional and subject to further analysis.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $102.2 million at December 31, 2017.  Those earnings are considered to be permanently reinvested and the Company could be subject to withholding taxes payable to various foreign countries. The Tax Act passed December 22, 2017 caused the Company to record a one-time income inclusion of unremitted earnings in the amount of $52.4 million. The Company's provisional calculation of its remaining outside basis difference is not considered material. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities (i.e., basis difference other than those subject to the one-time transition tax) is not practicable due to the complexities of the hypothetical calculation in determining residual taxes on undistributed earnings, including the availability of foreign tax credits, applicability of any additional local withholding tax, and other indirect tax consequence that may arise due to the distribution of these earnings.

The global intangible low-taxed income (“GILTI”) provisions of the Tax Act impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies.  FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the new accounting policy. At December 31, 2017, the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, the Company is still unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in the Company's consolidated financial statements.

16.COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2152. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through September 2021.

The annual minimum lease payments under non-cancelable operating (primarily ground or land leases) and capital leases for the next five years as of December 31, 2017 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2018	$1,199	$220,190
2019	654	222,489
2020	226	224,148
2021	31	226,528
2022	—	228,093
Total minimum lease payments	2,110
Less: amount representing interest	(113)
Present value of future payments	1,997
Less: current obligations	(1,147)
Long-term obligations	$850

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

Rent expense for operating leases was $266.4 million, $253.7 million and $239.8 million for the years ended December 31, 2017,  2016 and 2015, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2017,  2016 and 2015 was $26.6 million, $25.0 million and $24.4 million, respectively.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases for the next five years as of December 31, 2017 are as follows:

For the year ended December 31,	(in thousands)
2018	$1,437,107
2019	1,267,458
2020	1,060,017
2021	803,351
2022	536,685

The Company’s tenant leases provide for annual escalations and multiple renewal periods, at the tenant’s option. The tenant rental payments disclosed in the table above do not assume exercise of any tenant renewal options, however, fixed rate escalations have been included for the current term.

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

Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. Please refer to Note 3.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.0 million, $2.0 million and $2.1 million for the years ended December 31, 2017,  2016 and 2015, respectively.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the year ended December 31, 2017	(in thousands)
Revenues	$1,308,389	$314,784	$104,501	$—	$1,727,674
Cost of revenues (2)	260,826	98,701	86,785	—	446,312
Operating profit	1,047,563	216,083	17,716	—	1,281,362
Selling, general, and administrative	67,263	24,320	15,433	23,681	130,697
Acquisition related adjustments and expenses	8,171	4,196	—	—	12,367
Asset impairment and decommission costs	29,523	6,994	180	—	36,697
Depreciation, amortization and accretion	498,842	135,155	2,580	6,523	643,100
Operating income (loss)	443,764	45,418	(477)	(30,204)	458,501
Other expense (principally interest expense
and other expense)				(341,610)	(341,610)
Income before provision for income taxes					116,891
Cash capital expenditures (3)	225,074	358,691	1,221	3,859	588,845
For the year ended December 31, 2016
Revenues	$1,273,866	$264,204	$95,055	$—	$1,633,125
Cost of revenues (2)	260,941	81,274	78,682	—	420,897
Operating profit	1,012,925	182,930	16,373	—	1,212,228
Selling, general, and administrative (4)	72,701	35,897	13,039	21,712	143,349
Acquisition related adjustments and expenses	6,233	6,907	—	—	13,140
Asset impairment and decommission costs	26,073	1,824	—	2,345	30,242
Depreciation, amortization and accretion	509,108	119,466	3,402	6,213	638,189
Operating income (loss)	398,810	18,836	(68)	(30,270)	387,308
Other expense (principally interest expense
and other expense)				(300,005)	(300,005)
Income before provision for income taxes					87,303
Cash capital expenditures (3)	310,256	102,282	1,955	3,710	418,203
For the year ended December 31, 2015
Revenues	$1,236,758	$243,876	$157,840	$—	$1,638,474
Cost of revenues (2)	252,493	72,162	119,744	—	444,399
Operating profit	984,265	171,714	38,096	—	1,194,075
Selling, general, and administrative	67,413	16,196	12,247	19,095	114,951
Acquisition related adjustments and expenses	9,975	1,889	—	—	11,864
Asset impairment and decommission costs	93,977	806	—	—	94,783
Depreciation, amortization and accretion	534,436	118,886	3,662	3,037	660,021
Operating income (loss)	278,464	33,937	22,187	(22,132)	312,456
Other expense (principally interest expense
and other expense)				(479,051)	(479,051)
Loss before provision for income taxes					(166,595)
Cash capital expenditures (3)	709,337	94,693	3,495	13,339	820,864

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of December 31, 2017	$5,171,190	$2,028,479	$49,487	$71,049	$7,320,205
As of December 31, 2016	$5,396,394	$1,839,703	$43,769	$81,079	$7,360,945

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

(4) International site leasing includes the impact of the $16,498 Oi reserve for the year ended December 31, 2016.

Other than Brazil, no foreign country represented a material amount of our total revenues in any of the periods presented. Site leasing revenue in Brazil was $217.4 million for 2017, $178.3 million for 2016, and $169.6 million for 2015. Total long-lived assets in Brazil was $1,278.9 million as of December 31, 2017, $1,096.4 million as of December 31, 2016, and $923.6 million as of December 31, 2015.

19.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(in thousands, except per share amounts)
Revenues	$443,073	$433,945	$427,294	$423,362
Operating income	119,081	117,011	114,590	107,819
Depreciation, accretion, and amortization	(162,643)	(161,907)	(159,520)	(159,030)
Loss from extinguishment of debt, net	—	—	(1,961)	—
Net income	7,660	49,161	9,233	37,600

Net income per common share - basic (1)	$0.07	$0.41	$0.08	$0.31
Net income per common share - diluted	0.06	0.41	0.08	0.31

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(in thousands, except per share amounts)
Revenues	$416,505	$411,319	$405,532	$399,769
Operating income	107,430	108,210	74,066	97,602
Depreciation, accretion, and amortization	(158,554)	(160,111)	(159,723)	(159,801)
Loss from extinguishment of debt, net	(18,189)	(34,512)	—	—
Net income (loss)	5,256	(15,370)	32,711	53,641

Net income per common share - basic	$0.04	$(0.12)	$0.26	$0.43
Net income per common share - diluted	0.04	(0.12)	0.26	0.43

(1)	The sums of quarterly earnings per share data may not equal annual data due to rounding.

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