Form 10-Q
period 2018-03-31
SBA COMMUNICATIONS CORP
filed 2018-05-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date:  115,185,962  shares of Class A common stock as of April 26, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$109,350	$68,783
Restricted cash	28,372	32,924
Accounts receivable, net	101,103	90,673
Costs and estimated earnings in excess of billings on uncompleted contracts	13,039	17,437
Prepaid and other current assets	50,916	49,716
Total current assets	302,780	259,533
Property and equipment, net	2,803,478	2,812,346
Intangible assets, net	3,600,640	3,598,131
Other assets	698,184	650,195
Total assets	$7,405,082	$7,320,205
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,554	$33,334
Accrued expenses	60,223	69,862
Current maturities of long-term debt	20,000	20,000
Deferred revenue	93,407	97,969
Accrued interest	33,862	48,899
Other current liabilities	13,882	8,841
Total current liabilities	250,928	278,905
Long-term liabilities:
Long-term debt, net	9,363,686	9,290,686
Other long-term liabilities	378,709	349,728
Total long-term liabilities	9,742,395	9,640,414
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 116,472 and 116,446 shares issued and outstanding at March 31, 2018
and December 31, 2017, respectively	1,165	1,164
Additional paid-in capital	2,184,989	2,167,470
Accumulated deficit	(4,395,286)	(4,388,288)
Accumulated other comprehensive loss, net	(379,109)	(379,460)
Total shareholders' deficit	(2,588,241)	(2,599,114)
Total liabilities and shareholders' deficit	$7,405,082	$7,320,205

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2018	2017
Revenues:
Site leasing	$430,542	$397,550
Site development	27,760	25,813
Total revenues	458,302	423,363
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	92,817	89,382
Cost of site development	22,520	21,588
Selling, general, and administrative (1)	36,049	34,223
Acquisition related adjustments and expenses	3,044	2,969
Asset impairment and decommission costs	8,506	8,351
Depreciation, accretion, and amortization	165,398	159,031
Total operating expenses	328,334	315,544
Operating income	129,968	107,819
Other income (expense):
Interest income	1,295	3,234
Interest expense	(88,923)	(77,602)
Non-cash interest expense	(733)	(705)
Amortization of deferred financing fees	(5,388)	(6,698)
Loss from extinguishment of debt, net	(645)	—
Other income, net	4,553	14,948
Total other expense	(89,841)	(66,823)
Income before provision for income taxes	40,127	40,996
Provision for income taxes	(8,582)	(3,398)
Net income	$31,545	$37,598
Net income per common share
Basic	$0.27	$0.31
Diluted	$0.27	$0.31
Weighted average number of common shares
Basic	116,494	121,049
Diluted	118,293	121,734

(1)	Includes non-cash compensation of $9,893 and $8,826 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2018	2017
Net income	$31,545	$37,598
Foreign currency translation adjustments	351	27,285
Comprehensive income	$31,896	$64,883

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net income	—	—	—	31,545	—	31,545
Common stock issued in connection with
stock purchase/option plans	264	3	6,883	—	—	6,886
Non-cash stock compensation	—	—	10,636	—	—	10,636
Repurchase and retirement of common stock	(238)	(2)	—	(38,543)	—	(38,545)
Foreign currency translation adjustments	—	—	—	—	351	351
BALANCE, March 31, 2018	116,472	$1,165	$2,184,989	$(4,395,286)	$(379,109)	$(2,588,241)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,545	$37,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	165,398	159,031
Non-cash asset impairment and decommission costs	8,446	7,047
Non-cash compensation expense	10,410	9,277
Amortization of deferred financing fees	5,388	6,698
Gain on remeasurement of U.S. dollar denominated intercompany loans	(1,623)	(13,659)
Other non-cash items reflected in the Statements of Operations	1,296	35
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(5,198)	1,444
Prepaid expenses and other assets	(9,277)	(4,777)
Accounts payable and accrued expenses	(14,336)	(3,899)
Accrued interest	(15,137)	(25,290)
Other liabilities	1,665	(1,199)
Net cash provided by operating activities	178,577	172,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(117,622)	(42,651)
Capital expenditures	(31,096)	(35,747)
Other investing activities	(2,879)	(5,879)
Net cash used in investing activities	(151,597)	(84,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	265,000	—
Repayments under Revolving Credit Facility	(70,000)	(110,000)
Repayment of Tower Securities	(755,000)	—
Proceeds from issuance of Tower Securities, net of fees	631,848	—
Repayment of Term Loans	(5,000)	(5,000)
Repurchase and retirement of common stock	(38,545)	(4,419)
Other financing activities	5,746	7,147
Net cash provided by (used in) financing activities	34,049	(112,272)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(504)	3,744
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	60,525	(20,499)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	104,295	185,970
End of period	$164,820	$165,471

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$104,011	$102,875
Income taxes	$2,148	$2,806

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$260	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 94% of the Company’s total revenues.

Site development projects in which the Company performs consulting services include contracts on a fixed price basis.  Site development projects are billed at contractual rates and revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Consolidated Balance Sheets.

Revenue from construction projects is recognized over time, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred and revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts,” included within other current liabilities on the Consolidated Balance Sheets, represents billings in excess of costs incurred and revenues recognized. Refer to Note 8 for further detail of costs and estimated earnings in excess of billings on uncompleted contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The site development segment represents approximately 6% of the Company’s total revenues. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which the Company adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on the Company’s financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard will have no impact to net income on an ongoing basis.

The accounts receivable balance was $101.1 million and $90.7 million as of March 31, 2018 and December 31, 2017, respectively, of which $29.3 million and $20.8 million related to the site development segment as of March 31, 2018 and December 31, 2017, respectively. The Company performs periodic credit evaluations of its customers. In addition, the Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 14 for further detail of the site development segment.

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

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future.  For the three months ended March 31, 2018 and 2017, the Company recorded a $1.6 million gain and a $13.7 million gain, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates.  As of March 31, 2018, the aggregate amount outstanding under the  two intercompany loan agreements with the Company’s Brazilian subsidiary was $560.9 million.

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

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $2.5 million as of March 31, 2018 and December 31, 2017. The maximum potential obligation related to the performance targets for these various acquisitions was $3.1 million as of March 31, 2018 and December 31, 2017. The maximum potential obligation related to the performance targets for acquisitions since January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, were $15.5 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively.

The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets and intangibles are measured at fair value on a nonrecurring basis using Level 3 inputs. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets and intangibles is calculated using a discounted cash flow model.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months
	ended March 31,
	2018	2017

Asset impairment (1)	$5,855	$3,014
Write-off of carrying value of decommissioned towers	2,001	3,971
Other third party decommission costs	650	1,366
Total asset impairment and decommission costs	$8,506	$8,351
(1)

Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of March 31, 2018 and December 31, 2017. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2018 and December 31, 2017,  the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.5 million. The current portion is recorded in Prepaid and other current assets in the accompanying Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset monthly or more frequently.  The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate was set for the Revolving Credit Facility (137.5 to 200.0 basis points as of March 31, 2018 and 112.5 to 175.0 basis points as of the date of this filing). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of
	March 31, 2018	December 31, 2017	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$109,350	$68,783
Securitization escrow accounts	28,143	32,699	Restricted cash - current asset
Payment and performance bonds	229	225	Restricted cash - current asset
Surety bonds and workers compensation	2,596	2,588	Other assets - noncurrent
Cash held in escrow for acquisitions	24,502	—	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$164,820	$104,295

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2018 and December 31, 2017, the Company had $39.6 million and $39.5 million in surety, payment and performance bonds, respectively.  As of March 31, 2018 and December 31, 2017, no  collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2018 and December 31, 2017, the Company had also pledged $2.5 million as collateral related to its workers compensation policy.

During the quarter ended March 31, 2018, the Company placed $24.5 million into escrow accounts in anticipation of pending acquisitions. These amounts are designated for use in the acquisition of towers and their use is restricted for this activity. Should the acquisitions not be consummated and the Company is not in breach of the purchase and sale agreement, the funds would be returned back to the Company without penalty. Subsequent to March 31, 2018, the Company closed on one of the pending acquisitions and $10.0 million of the escrow deposits were transferred from the escrow account to the seller.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$31,257	$32,505
Other	19,659	17,211
Total prepaid expenses and other current assets	$50,916	$49,716

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$230,327	$220,493
Straight-line rent receivable	318,841	313,650
Deferred lease costs, net	27,519	27,703
Cash held in escrow for acquisitions	24,502	—
Other	96,995	88,349
Total other assets	$698,184	$650,195

5.ACQUISITIONS

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months
	ended March 31,
	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets	$108,355	$31,147
Land buyouts and other assets (1)	9,267	11,504
Total cash acquisition capital expenditures	$117,622	$42,651

(1)

In addition, the Company paid $6.6 million and $2.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended March 31, 2018 and 2017, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

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

For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of March 31, 2018, there were no purchase price allocations that were preliminary.

During the three months ended March 31, 2018, the Company acquired 334 completed towers and related assets and liabilities consisting of $23.2 million of property and equipment, $101.3 million of intangible assets, and $16.2 million of working capital adjustments. All acquisitions in the quarter ended March 31, 2018 were accounted for as asset acquisitions.

Subsequent to March 31, 2018, the Company acquired 190 towers and related assets for $119.5 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2018			As of December 31, 2017
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,425,965	$(1,746,160)	$2,679,805	$4,355,171	$(1,673,270)	$2,681,901
Network location intangibles	1,649,246	(728,411)	920,835	1,617,441	(701,211)	916,230
Intangible assets, net	$6,075,211	$(2,474,571)	$3,600,640	$5,972,612	$(2,374,481)	$3,598,131

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $100.3 million and $94.9 million for the three months ended March 31, 2018 and 2017, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including vehicles held under capital leases) consists of the following:

	As of	As of
	March 31, 2018	December 31, 2017

	(in thousands)
Towers and related components	$4,817,195	$4,772,807
Construction-in-process	35,175	34,689
Furniture, equipment, and vehicles	53,485	53,260
Land, buildings, and improvements	638,609	630,370
Total property and equipment	5,544,464	5,491,126
Less: accumulated depreciation	(2,740,986)	(2,678,780)
Property and equipment, net	$2,803,478	$2,812,346

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $65.0 million and $64.1 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, non-cash capital expenditures that are included in accounts payable and accrued expenses were $10.4 million and $12.4 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2018	December 31, 2017

	(in thousands)
Costs incurred on uncompleted contracts	$33,232	$31,404
Estimated earnings	11,836	10,541
Billings to date	(32,495)	(24,771)
	$12,573	$17,174

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2018	December 31, 2017

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,039	$17,437
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(466)	(263)
	$12,573	$17,174

At  March 31, 2018 and December 31, 2017, eight customers comprised 87.4% and 87.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

9. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2018	December 31, 2017

	(in thousands)
Accrued earnouts on business combinations	$2,503	$2,470
Salaries and benefits	5,755	13,506
Real estate and property taxes	6,900	7,125
Non-cash capital expenditures	10,352	12,408
Other	34,713	34,353
Total accrued expenses	$60,223	$69,862

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2018			December 31, 2017
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$753,750	$739,617	$750,000	$770,625	$739,079
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,075,250	1,081,857	1,100,000	1,127,500	1,081,262
2017 Senior Notes	Oct. 1, 2022	750,000	718,125	741,846	750,000	750,938	741,437
2013-1C Tower Securities	Apr. 10, 2018	—	—	—	425,000	423,853	424,482
2013-2C Tower Securities	Apr. 11, 2023	575,000	568,071	568,881	575,000	578,433	568,609
2013-1D Tower Securities	Ap. 10, 2018	—	—	—	330,000	330,145	329,585
2014-1C Tower Securities	Oct. 8, 2019	920,000	910,395	915,621	920,000	915,216	914,929
2014-2C Tower Securities	Oct. 8, 2024	620,000	607,067	613,672	620,000	620,942	613,461
2015-1C Tower Securities	Oct. 8, 2020	500,000	492,260	494,028	500,000	496,840	493,474
2016-1C Tower Securities	Jul. 9, 2021	700,000	691,726	693,578	700,000	691,166	693,118
2017-1C Tower Securities	Apr. 11, 2022	760,000	740,992	751,548	760,000	751,404	751,076
2018-1C Tower Securities	Mar. 9, 2023	640,000	638,650	631,939	—	—	—
Revolving Credit Facility	Feb. 5, 2020	235,000	235,000	235,000	40,000	40,000	40,000
2014 Term Loan	Mar. 24, 2021	1,443,750	1,447,359	1,436,207	1,447,500	1,451,119	1,439,373
2015 Term Loan	Jun. 10, 2022	486,250	486,250	479,892	487,500	488,109	480,801
Total debt		$9,480,000	$9,364,895	$9,383,686	$9,405,000	$9,436,290	$9,310,686
Less: current maturities of long-term debt				(20,000)			(20,000)
Total long-term debt, net of current maturities				$9,363,686			$9,290,686

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended March 31,
	2018		2017
	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$9,141	$187	$9,141	$178
2016 Senior Notes	13,406	246	13,406	234
2017 Senior Notes	7,500	—	—	—
2012 Tower Securities	—	—	4,524	—
2013 Tower Securities	9,475	—	10,804	—
2014 Tower Securities	12,785	—	12,785	—
2015-1C Tower Securities	3,985	—	3,985	—
2016-1C Tower Securities	5,090	—	5,090	—
2017-1C Tower Securities	6,085	—	—	—
2018-1C Tower Securities	1,362	—	—	—
Revolving Credit Facility	1,601	—	2,770	—
2014 Term Loan	13,947	131	11,284	128
2015 Term Loan	4,697	169	3,800	165
Other	(151)	—	13	—
Total	$88,923	$733	$77,602	$705

Senior Credit Agreement

On April 11, 2018, the Company amended and restated its Senior Credit Agreement to (1) issue a new $2.4 billion Term Loan, (2) increase the total commitments under the Revolving Credit Facility from $1.0 billion to $1.25 billion, (3) extend the maturity date of the Revolving Credit Facility to April 11, 2023, (4) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility, and (5) amend certain other terms and conditions under the Senior Credit Agreement. The proceeds from the new Term Loan were used to repay the outstanding balance on the 2014 Term Loan, 2015 Term Loan, and Revolving Credit Facility and for general corporate purposes. This transaction was accounted for as an extinguishment of the 2014 Term Loan and 2015 Term Loan.

Revolving Credit Facility under the Senior Credit Agreement

As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.25 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 175.0 basis points or (ii) the Base Rate plus a margin that ranges from 12.5 basis points to 75.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA,  calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.20% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, April 11, 2023. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.

Prior to the amendment, amounts borrowed under the Revolving Credit Facility accrued interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranged from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranged from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.

During the three months ended March 31, 2018, the Company borrowed $265.0 million and repaid $70.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2018, the balance outstanding under the Revolving Credit Facility was $235.0 million and accrued interest at 3.74% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. As of March 31, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2018,  the Company borrowed an additional $200.0 million and repaid $335.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing,  $100.0 million was outstanding under the Revolving Credit Facility and was accruing interest at 3.26% per annum.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021.  The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. As of March 31, 2018, the 2014 Term Loan was accruing interest at 3.99% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. The Company incurred deferred financing fees of approximately $14.1 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, the Company repaid  $3.8 million of principal on the 2014 Term Loan. As of March 31, 2018, the 2014 Term Loan had a principal balance of $1,443.8  million.

On April 11, 2018, the Company repaid the entire $1,443.8 million outstanding principal balance of the 2014 Term Loan. In connection with the prepayment, the Company expensed $5.8 million of net deferred financing fees and $1.7 million of discount related to the debt.

2015 Term Loan

The 2015 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million that was scheduled to mature on June 10, 2022.  The 2015 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2015 Term Loan was originally issued at 99.0% of par value. As of March 31, 2018, the 2015 Term Loan was accruing interest at 3.99% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. The Company incurred deferred financing fees of approximately $5.5 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018,  the Company repaid $1.3 million of principal on the 2015 Term Loan. As of March 31, 2018, the 2015 Term Loan had a principal balance of $486.3 million.

On April 11, 2018, the Company repaid the entire $486.3 million outstanding principal balance of the 2015 Term Loan. In connection with the prepayment, the Company expensed $3.2 million of net deferred financing fees and $3.1 million of discount related to the debt.

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists  of a senior secured term loan with an initial aggregate principal amount of $2.4  billion that matures on April 11, 2025.  The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. Principal payments on the 2018 Term Loan commence on September 30, 2018 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred deferred financing fees of approximately $15.9 million to date in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the existing term loans, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

Secured Tower Revenue Securities

2013 Tower Securities

On April 18, 2013, the Company, through a New York common law trust (the “Trust”), issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities had a blended interest rate of 3.218% per annum, payable monthly. The Company incurred deferred financing fees of $25.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

On March 9, 2018, the Company repaid the entire aggregate principal amount of the 2013-1C Tower Securities and 2013-1D Tower Securities in connection with the issuance of the 2018-1C Tower Securities (as defined below).

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

2017-1C Tower Securities

On April 17, 2017, the Company, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-

1C Tower Securities and for general corporate purposes. The Company incurred deferred financing fees of $10.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

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

2018-1C Tower Securities

On March 9, 2018, the Company, through the Trust, issued $640.0 million of Secured Tower Revenue Securities Series 2018-1C, which have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1C Tower Securities”). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. The Company incurred deferred financing fees of $8.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2018-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $33.7 million of Secured Tower Revenue Securities Series 2018-1R issued by the Trust. These securities have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1R Tower Securities”). The fixed interest rate on the 2018-1R Tower Securities is 4.949% per annum, payable monthly. Principal and interest payments made on the 2018-1R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2018-1C Tower Securities, the non-recourse mortgage loan was increased by $673.7 million (but decreased by a net of $81.3 million after giving effect to prepayment of the loan components relating to the 2013-1C Tower Securities and 2013-1D Tower Securities). The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2018-1C Tower Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of March 31, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Stock Repurchases

On February 16, 2018, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan replacing the prior plan authorized on January 12, 2017 which had a remaining authorization of $150.0 million. This new plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion.

During the three months ended March 31, 2018, the Company repurchased 0.2 million shares of its Class A common stock under this plan for $38.5 million, at an average price per share of $161.60.  Shares repurchased were retired.

Subsequent to March 31, 2018,  the Company repurchased 1.6 million shares of its Class A common stock for $261.5 million, at an average price per share of $164.82.  Shares repurchased were retired. As of the date of this filing, the Company had $700.0 million of authorization remaining under the current stock repurchase plan.

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

	For the three months ended
	March 31,
	2018	2017

Risk free interest rate	2.57%	1.91%
Dividend yield	0.7%	0.0%
Expected volatility	22%	20%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2018 as follows (dollars and shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2017	4,842	$100.12
Granted	922	$156.52
Exercised	(180)	$72.61
Canceled	(8)	$109.13
Outstanding at March 31, 2018	5,576	$110.32	4.6	$337,860
Exercisable at March 31, 2018	2,883	$95.84	3.5	$216,484
Unvested at March 31, 2018	2,693	$125.84	5.9	$121,376

The weighted-average per share fair value of options granted during the three months ended March 31, 2018 was $32.98. The total intrinsic value for options exercised during the three months ended March 31, 2018 was $16.6 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2018:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Shares	Share
	(in thousands)
Outstanding at December 31, 2017	328	$110.20
Granted	128	$156.52
Vested	(122)	$110.61
Forfeited/canceled	(3)	$128.65
Outstanding at March 31, 2018	331	$127.83

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $1.0 billion as of December 31, 2017, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds.  The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act. As of March 31, 2018, the Company has not recognized any adjustments to the provisional amounts recorded at December 31, 2017.  As additional guidance becomes available related to the Tax Act, the Company will continue to refine its calculations. These estimates may also be affected as the Company gains a more thorough understanding of the Tax Act. These changes may be material to income tax expense.

The global intangible low-taxed income (“GILTI”) provisions of the Tax Act impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the new accounting policy it intends to elect. At March 31, 2018, because the Company is still evaluating the GILTI provisions and the analysis of future taxable income subject to GILTI, the Company has included GILTI related to current-year operations only and have not provided additional GILTI on deferred items.

14.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s site leasing business includes two reportable segments, domestic site leasing and international site leasing. The Company’s business segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. The Company’s Chief Operating Decision Maker utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level. The Company has applied the aggregation criteria to operations within the international site leasing segment on a basis that is consistent with management’s review of information and performance evaluations of the individual markets in this region.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below.

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended March 31, 2018	(in thousands)
Revenues	$341,707	$88,835	$27,760	$—	$458,302
Cost of revenues (2)	65,015	27,802	22,520	—	115,337
Operating profit	276,692	61,033	5,240	—	342,965
Selling, general, and administrative	19,339	6,614	4,077	6,019	36,049
Acquisition related adjustments and expenses	1,786	1,258	—	—	3,044
Asset impairment and decommission costs	6,726	1,502	278	—	8,506
Depreciation, amortization and accretion	123,458	39,680	642	1,618	165,398
Operating income (loss)	125,383	11,979	243	(7,637)	129,968
Other expense (principally interest expense
and other income (expense))				(89,841)	(89,841)
Income before provision for income taxes					40,127
Cash capital expenditures (3)	71,019	77,056	267	636	148,978

For the three months ended March 31, 2017
Revenues	$321,130	$76,420	$25,813	$—	$423,363
Cost of revenues (2)	65,427	23,955	21,588	—	110,970
Operating profit	255,703	52,465	4,225	—	312,393
Selling, general, and administrative	19,356	5,959	3,617	5,291	34,223
Acquisition related adjustments and expenses	1,901	1,068	—	—	2,969
Asset impairment and decommission costs	7,430	816	105	—	8,351
Depreciation, amortization and accretion	123,896	32,825	711	1,599	159,031
Operating income (loss)	103,120	11,797	(208)	(6,890)	107,819
Other expense (principally interest expense
and other income (expense))				(66,823)	(66,823)
Income before provision for income taxes					40,996
Cash capital expenditures (3)	50,433	26,890	133	942	78,398

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of March 31, 2018	$5,139,407	$2,133,870	$53,144	$78,661	$7,405,082
As of December 31, 2017	$5,171,190	$2,028,479	$49,487	$71,049	$7,320,205

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

Other than Brazil, no foreign country represented a material amount of total revenues in any of the periods presented. Site leasing revenue in Brazil was $61.2 million and $53.2 million for the three months ended March 31, 2018 and 2017, respectively. Total long-lived assets in Brazil were $1,262.5 million and $1,278.9 million as of March 31, 2018 and December 31, 2017, respectively.

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

The following table sets forth basic and diluted net income per common share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	For the three months
	ended March 31,
	2018	2017
Numerator:
Net income	$31,545	$37,598
Denominator:
Basic weighted-average shares outstanding	116,494	121,049
Dilutive impact of stock options and restricted shares	1,799	685
Diluted weighted-average shares outstanding	118,293	121,734
Net income per common share:
Basic	$0.27	$0.31
Diluted	$0.27	$0.31

For the three months ended March 31, 2018 and 2017, the diluted weighted average number of common shares outstanding excluded an additional 0.3 million and 2.4 million shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.5% of our total segment operating profit for the three months ended March 31, 2018. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2018, we owned 28,309 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,000 actual or potential sites, approximately 500 of which were revenue producing as of March 31, 2018. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of March 31, 2018, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2018. In addition, as of March 31, 2018, approximately 29.7% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Verizon Wireless, Sprint, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of March 31, 2018, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2018	2017

Domestic site leasing	80.7%	81.9%
International site leasing	17.8%	16.7%
Total site leasing	98.5%	98.6%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During the remainder of 2018, we expect organic site leasing revenue, in terms of revenue added per tower, in both our domestic and international segments to increase over 2017 levels due in part to wireless carriers deploying unused spectrum and spectrum acquired during auctions completed in 2017.  We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a  specific technology (e.g. iDEN, MetroPCS, Clearwire, and Cricket).

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

Capital Allocation Strategy

Our capital allocation strategy is to prioritize investment in quality assets that meet our return criteria and then stock repurchases when we believe our stock price is below intrinsic value. A primary goal of our capital allocation strategy is to increase our Adjusted Funds From Operations per share. To achieve this, we expect we would continue to deploy capital between portfolio growth and stock repurchases, subject to compliance with REIT distribution requirements, available funds and market conditions, while maintaining our target leverage levels. Key elements of our capital allocation strategy include:

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 94% of our total revenue.

Site development projects in which we perform consulting services include contracts on a  fixed price basis. Site development projects are billed at contractual rates and revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on our Consolidated Balance Sheets.

Revenue from construction projects is recognized over time, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred and revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts,” included within other current liabilities on our Consolidated Balance Sheets, represents billings in excess of costs incurred and revenues recognized. Refer to Note 8 in the Condensed Notes to the Consolidated Financial Statements included in this filing for further detail of costs and estimated earnings in excess of billings on uncompleted contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The site development segment represents approximately 6% of our total revenues. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on our financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard had no impact to net income on an ongoing basis.

The accounts receivable balance was $101.1 million and $90.7 million as of March 31, 2018 and December 31, 2017, respectively, of which $29.3 million and $20.8 million related to the site development segment as of March 31, 2018 and December 31, 2017, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 14 in the Condensed Notes to the Consolidated Financial Statements included in this filing for further detail of the site development segment.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$341,707	$321,130	$—	$20,577	6.4%
International site leasing	88,835	76,420	(615)	13,030	17.1%
Site development	27,760	25,813	—	1,947	7.5%
Total	$458,302	$423,363	$(615)	$35,554	8.4%
Cost of Revenues
Domestic site leasing	$65,015	$65,427	$—	$(412)	(0.6%)
International site leasing	27,802	23,955	(144)	3,991	16.7%
Site development	22,520	21,588	—	932	4.3%
Total	$115,337	$110,970	$(144)	$4,511	4.1%
Operating Profit
Domestic site leasing	$276,692	$255,703	$—	$20,989	8.2%
International site leasing	61,033	52,465	(471)	9,039	17.2%
Site development	5,240	4,225	—	1,015	24.0%

Revenues

Domestic site leasing revenues increased  $20.6 million for the three months ended March 31, 2018, as compared to the prior year, due to (i) revenues from 205 towers acquired and 57 towers built since January 1, 2017 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $12.4 million for the three months ended March 31, 2018, as compared to the prior year.  On a constant currency basis, international site leasing revenues increased  $13.0 million. These changes were primarily due to (i) revenues from 1,554 towers acquired and 474 towers built since January 1, 2017, (ii) organic site leasing growth from new leases, amendments, and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 14.2% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $1.9 million for the three months ended March 31, 2018, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $21.0 million for the three months ended March 31, 2018, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2017 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $8.6 million for the three months ended March 31, 2018, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $9.0 million. These changes were primarily due to towers acquired and built since January 1, 2017 and organic site leasing growth as noted above.

Site development segment operating profit increased  $1.0 million for the three months ended March 31, 2018, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$19,339	$19,356	$—	$(17)	(0.1%)
International site leasing	6,614	5,959	82	573	9.6%
Total site leasing	$25,953	$25,315	$82	$556	2.2%
Site development	4,077	3,617	—	460	12.7%
Not identified by segment	6,019	5,291	—	728	13.8%
Total	$36,049	$34,223	$82	$1,744	5.1%

Selling, general, and administrative expenses increased  $1.8 million for the three months ended March 31, 2018, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $1.7 million. These changes were primarily as a result of increases in non-cash compensation, personnel, salaries, benefits, and other support costs.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,726	$7,430	$—	$(704)	(9.5%)
International site leasing	1,502	816	395	291	35.7%
Total site leasing	$8,228	$8,246	$395	$(413)	(5.0%)
Site development	278	105	—	173	164.8%
Total	$8,506	$8,351	$395	$(240)	(2.9%)

Asset impairment and decommission costs increased by $0.2 million for the three months ended March 31, 2018, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs decreased  $0.2 million. These changes were primarily as a result of a  $2.8 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a  $2.7 million decrease in the impairment charge recorded on decommissioned towers for the three months ended March 31, 2018 compared to the prior year.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$123,458	$123,896	$—	$(438)	(0.4%)
International site leasing	39,680	32,825	(280)	7,135	21.7%
Total site leasing	$163,138	$156,721	$(280)	$6,697	4.3%
Site development	642	711	—	(69)	(9.7%)
Not identified by segment	1,618	1,599	—	19	1.2%
Total	$165,398	$159,031	$(280)	$6,647	4.2%

Depreciation, accretion, and amortization expense increased  $6.4 million for the three months ended March 31, 2018, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased  $6.6 million. These changes were primarily due to additional domestic site leasing and international site leasing depreciation and amortization associated with an increase in the number of towers we acquired and built since January 1, 2017, partially offset by no depreciation and amortization associated with assets that became fully depreciated since the prior year period.

Operating Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$125,383	$103,120	$—	$22,263	21.6%
International site leasing	11,979	11,797	(725)	907	7.7%
Total site leasing	$137,362	$114,917	$(725)	$23,170	20.2%
Site development	243	(208)	—	451	(216.8%)
Not identified by segment	(7,637)	(6,890)	—	(747)	10.8%
Total	$129,968	$107,819	$(725)	$22,874	21.2%

Domestic site leasing operating income increased  $22.3 million for the three months ended March 31, 2018, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs and depreciation, accretion, and amortization expense.

International site leasing operating income increased  $0.2 million for the three months ended March 31, 2018, as compared to the prior year. On a constant currency basis, international site leasing operating income increased  $0.9 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expenses, selling, general, and administrative expense,  and asset impairment and decommission costs.

Site development operating income increased  $0.5 million for the three months ended March 31, 2018, as compared to the prior year, primarily due to higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,295	$3,234	$(12)	$(1,927)	(59.6%)
Interest expense	(88,923)	(77,602)	(2)	(11,319)	14.6%
Non-cash interest expense	(733)	(705)	—	(28)	4.0%
Amortization of deferred financing fees	(5,388)	(6,698)	—	1,310	(19.6%)
Loss from extinguishment of debt, net	(645)	—	—	(645)	—%
Other (expense) income, net	4,553	14,948	(11,902)	1,507	10.1%
Total	$(89,841)	$(66,823)	$(11,916)	$(11,102)	16.6%

Interest income decreased  $1.9 million, on an actual and constant currency basis, for the three months ended March 31, 2018, as compared to the prior year, due to a lower average interest rate and lower amount of interest bearing deposits held in Brazil as compared to the prior year.

Interest expense increased  $11.3 million, on an actual and constant currency basis, for the three months ended March 31, 2018, as compared to the prior year, due to a higher weighted average interest rate on debt and a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The increase primarily resulted from the issuance of the 2017-1C Tower Securities in April 2017,  the 2017 Senior Notes in October 2017, and the 2018-1C Tower Securities in February 2018, partially offset by the repayment of the 2012-1C Tower Securities in April 2017, the 2013-1C Tower Securities and 2013-1D Tower Securities in March 2018, and a lower average balance outstanding on the Revolving Credit Facility in the current year period.

Provision for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(8,582)	$(3,398)	$(277)	$(4,907)	144.4%

Provision for income taxes increased $5.2 million for the three months ended March 31, 2018 as compared to the prior year. On a constant currency basis, provision for income taxes increased $4.9 million. These changes were primarily due to an increase in foreign tax expense, primarily in Brazil.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$31,545	$37,598	$(12,364)	$6,311	16.8%

Net income decreased  $6.1 million for the three months ended March 31, 2018, as compared to the prior year. This change was primarily due to fluctuations in our foreign currency exchange rates including changes recorded on the remeasurement of the intercompany loan and an increase in interest expense, partially offset by an increase in operating income.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$31,545	$37,598	$(12,364)	$6,311	16.8%
Non-cash straight-line leasing revenue	(5,468)	(3,939)	52	(1,581)	40.1%
Non-cash straight-line ground lease expense	6,778	8,070	18	(1,310)	(16.2%)
Non-cash compensation	10,410	9,277	21	1,112	12.0%
Loss from extinguishment of debt, net	645	—	—	645	—%
Other expense (income), net	(4,553)	(14,948)	11,902	(1,507)	10.1%
Acquisition related adjustments and expenses	3,044	2,969	57	18	0.6%
Asset impairment and decommission costs	8,506	8,351	395	(240)	(2.9%)
Interest income	(1,295)	(3,234)	12	1,927	(59.6%)
Interest expense (1)	95,044	85,005	2	10,037	11.8%
Depreciation, accretion, and amortization	165,398	159,031	(280)	6,647	4.2%
Provision for taxes (2)	8,775	3,986	(277)	5,066	127.1%
Adjusted EBITDA	$318,829	$292,166	$(462)	$27,125

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)

Provision for taxes includes $193 of franchise taxes and $588 of franchise and gross receipts taxes for the three months ended March 31, 2018 and 2017, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased  $26.7 million for the three months ended March 31, 2018, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $27.1 million. These changes were primarily due to increases in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2018	March 31, 2017

	(in thousands)
Cash provided by operating activities	$178,577	$172,306
Cash used in investing activities	(151,597)	(84,277)
Cash provided by (used in) financing activities	34,049	(112,272)
Change in cash, cash equivalents, and restricted cash	61,029	(24,243)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(504)	3,744
Cash, cash equivalents, and restricted cash, beginning of period	104,295	185,970
Cash, cash equivalents, and restricted cash, end of period	$164,820	$165,471

Operating Activities

Cash provided by operating activities was $178.6 million for the three months ended March 31, 2018 as compared to $172.3 million for the three months ended March 31, 2017. The increase of $6.3 million was primarily due to increases in segment operating profit, partially offset by increases in cash outflows associated with working capital changes, an increase in cash interest payments, and lower interest income earned on interest bearing deposits.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months
	ended March 31,
	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets	$108,355	$31,147
Construction and related costs on new tower builds	13,271	16,816
Augmentation and tower upgrades	10,345	11,115
Land buyouts and other assets (1)	9,267	11,504
Tower maintenance	6,664	6,647
General corporate	816	1,169
Total cash capital expenditures	$148,718	$78,398
(1)	In addition, we paid $6.6 million and $2.7 million for ground lease extensions and term easements on land underlying our towers during the three months ended March 31, 2018 and 2017, respectively.

For 2018, inclusive of the capital expenditures made during the three months ended March 31, 2018, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $33.0 million to $43.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $565.0 million to $585.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the three months ended March 31, 2018, we borrowed $265.0 million and repaid $70.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2018,  the balance outstanding under the Revolving Credit Facility was $235.0 million. Subsequent to March 31, 2018, we borrowed an additional $200.0 million and repaid $335.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing,  $100.0 million was outstanding under the Revolving Credit Facility.

On February 16, 2018, our Board of Directors authorized a new $1.0 billion stock repurchase plan. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

During the three months ended March 31, 2018, we repurchased 0.2 million shares of our Class A common stock under our current stock repurchase plan for $38.5 million at a weighted average price per share of $161.60. Subsequent to March 31, 2018, we repurchased 1.6 million shares of our Class A common stock under our current stock repurchase plan for $261.5 million at a weighted average price per share of $164.82. Shares repurchased were retired. As of the date of this filing,  we had $700.0 million of authorization remaining under the current stock repurchase plan.

On March 9, 2018, we, through the Trust, issued $640.0 million of 2018-1C Tower Securities (as defined below). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest.

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new $2.4 billion, seven-year, senior secured term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan was issued at 99.75% of par value and will mature on April 11, 2025. It bears interest, at our election, at either the Base Rate plus 1.00% per annum or the Eurodollar Rate plus 2.00% per annum. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of existing term loans, (2) to pay down the existing outstanding balance under our Revolving Credit Facility, and (3) for general corporate purposes.

We also amended our Revolving Credit Facility to (1) increase the total commitments under the Revolving Credit Facility from $1.0 billion to $1.25 billion, (2) extend the maturity date of the Revolving Credit Facility to April 11, 2023, (3) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility, and (4) amend certain other terms and conditions under the Senior Credit Agreement. As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.25 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 175.0 basis points or (ii) the Base Rate plus a margin that ranges from 12.5 basis points to 75.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2018, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2018, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

On March 5, 2018, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No securities were issued under this registration statement through the date of this filing.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

On April 11, 2018, we amended and restated our Senior Credit Agreement to (1) issue the 2018 Term Loan, (2) increase the total commitments under the Revolving Credit Facility from $1.0 billion to $1.25 billion, (3) extend the maturity date of the Revolving Credit Facility to April 11, 2023, (4) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility, and (5) amend certain other terms and conditions under the Senior Credit Agreement. The proceeds from the 2018 Term Loan were used to repay the outstanding balances on the 2014 Term Loan, 2015 Term Loan, and Revolving Credit Facility and for general corporate purposes. This transaction was accounted for as an extinguishment of the 2014 Term Loan and 2015 Term Loan.

Revolving Credit Facility under the Senior Credit Agreement

As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.25 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 175.0 basis points or (ii) the Base Rate plus a margin that ranges from 12.5 basis points to 75.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.20% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, April 11, 2023. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

Prior to the amendment, amounts borrowed under the Revolving Credit Facility accrued interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranged from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranged from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.

During the three months ended March 31, 2018, we borrowed $265.0 million and repaid $70.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2018, the balance outstanding under the Revolving Credit Facility was $235.0 million and accrued interest at 3.74% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. As of March 31, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2018,  we borrowed an additional $200.0 million and repaid $335.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing,  $100.0 million was outstanding under the Revolving Credit Facility  and was accruing interest at 3.26% per annum.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021. The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. As of March 31, 2018, the 2014 Term Loan was accruing interest at 3.99% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. We incurred deferred financing fees of approximately $14.1 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, we repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2018, the 2014 Term Loan had a principal balance of $1,443.8  million.

On April 11, 2018, we repaid the entire $1,443.8 million outstanding principal balance of the 2014 Term Loan. In connection with the prepayment, we expensed $5.8 million of net deferred financing fees and $1.7 million of discount related to the debt.

2015 Term Loan

The 2015 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million that was scheduled to mature on June 10, 2022. The 2015 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2015 Term Loan was originally issued at 99.0% of par value. As of March 31, 2018, the 2015 Term Loan was accruing interest at 3.99% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. We incurred deferred financing fees of approximately $5.5 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, we repaid $1.3 million of principal on the 2015 Term Loan. As of March 31, 2018, the 2015 Term Loan had a principal balance of $486.3 million.

On April 11, 2018, we repaid the entire $486.3 million outstanding principal balance of the 2015 Term Loan. In connection with the prepayment, we expensed $3.2 million of net deferred financing fees and $3.1 million of discount related to the debt.

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained the 2018 Term Loan under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. Principal payments on the 2018 Term Loan commence on September 30, 2018 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred deferred financing fees of approximately $15.9 million to date in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of existing term loans, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

Secured Tower Revenue Securities

2013 Tower Securities

On April 18, 2013, we, through a New York common law trust (the “Trust”), issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities had a blended interest rate of 3.218% per annum, payable monthly. We incurred deferred financing fees of $25.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

On March 9, 2018, we repaid the entire aggregate principal amount of the 2013-1C Tower Securities and 2013-1D Tower Securities in connection with the issuance of the 2018-1C Tower Securities (as defined below).

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

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities is 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminate in consolidation.

2018-1C Tower Securities

On March 9, 2018, we, through the Trust, issued $640.0 million of Secured Tower Revenue Securities Series 2018-1C, which have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1C Tower Securities”). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. We incurred deferred financing fees of $8.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2018-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $33.7 million of Secured Tower Revenue Securities Series 2018-1R issued by the Trust. These securities have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1R Tower Securities”). The fixed interest rate on the 2018-1R Tower Securities is 4.949% per annum, payable monthly. Principal and interest payments made on the 2018-1R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2018-1C Tower Securities, the non-recourse mortgage loan was increased by $673.7 million (but decreased by a net of  $81.3 million after giving effect to prepayment of the loan components relating to the 2013-1C Tower Securities and 2013-1D Tower Securities). The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2018-1C Tower Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of March 31, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

2017 Senior Notes

On October 13, 2017, we issued $750.0 million of unsecured senior notes due October 1, 2022 (the “2017 Senior Notes”). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. We incurred deferred financing fees of $8.9 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

The 2017 Senior Notes are subject to redemption in whole or in part on or after October 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to October 1, 2020, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes originally issued at a redemption price of 104.000% of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2017 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: October 1, 2019 at 102.000%, October 1, 2020 at 101.000%, or October 1, 2021 until maturity at 100.000%, of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

Debt Service

As of March 31, 2018, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended March 31, 2019 based on the amounts outstanding as of March 31, 2018 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
Revolving Credit Facility	10,702
2014 Term Loan (1)	72,381
2015 Term Loan (1)	24,327
Total debt service for the next 12 months (2)	$383,210
(1)	On April 11, 2018, we repaid in full the 2014 Term Loan, the 2015 Term Loan, and the outstanding balance on the Revolving Credit Facility with proceeds from the 2018 Term Loan.
(2)	Our total debt service does not include any amounts for the 2018 Term Loan. Total debt service for the next twelve months related to the 2018 Term Loan is projected to be $94.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$750,000	$—	$750,000	$753,750
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,075,250
2017 Senior Notes	—	—	—	—	750,000	—	750,000	718,125
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	568,071
2014-1C Tower Securities (1)	—	920,000	—	—	—	—	920,000	910,395
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	607,067
2015-1C Tower Securities (1)	—	—	500,000	—	—	—	500,000	492,260
2016-1C Tower Securities (1)	—	—	—	700,000	—	—	700,000	691,726
2017-1C Tower Securities (1)	—	—	—	—	760,000	—	760,000	740,992
2018-1C Tower Securities (1)	—	—	—	—	—	640,000	640,000	638,650
Revolving Credit Facility (2)	—	—	235,000	—	—	—	235,000	235,000
2014 Term Loan (2)	11,250	15,000	15,000	1,402,500	—	—	1,443,750	1,447,359
2015 Term Loan (2)	3,750	5,000	5,000	5,000	467,500	—	486,250	486,250
Total debt obligation	$15,000	$940,000	$755,000	$2,107,500	$2,727,500	$2,935,000	$9,480,000	$9,364,895
(1)	The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

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

The anticipated repayment date and the final maturity date for the 2018-1C Tower Securities is March 9, 2023 and March 9, 2048, respectively.

(2)

On April 11, 2018, we repaid in full the 2014 Term Loan, the 2015 Term Loan, and the outstanding balance on the Revolving Credit Facility with proceeds from the 2018 Term Loan. The 2018 Term Loan matures on April 11, 2025. Quarterly principal payments on the 2018 Term Loan in the amount of $6.0 million commence on September 30, 2018.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile,  and Colombia we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Peru and Argentina, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2018, approximately 14.7% of our revenues and approximately 18.2% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2018. As of March 31, 2018, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.2% and 0.6%, respectively, for the three months ended March 31, 2018.

As of March 31, 2018, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2018 would have resulted in approximately $56.6 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the three months ended March 31, 2018.

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

•	our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;
•	our intent to grow our tower portfolio domestically and internationally and expand through organic lease up on existing towers;
•

our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•	our expectation regarding site leasing revenue growth, on an organic basis, in our domestic and international segments;
•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our expectations regarding churn rates;
•	our ability to remain qualified as a REIT and the timing of such qualification and our election to be subject to tax as a REIT;
•	our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;
•	our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;
•	our expectations regarding the use of NOLs to reduce REIT taxable income;
•

our expectations regarding our capital allocation strategy, including future allocation decisions between the stock repurchases and portfolio growth, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•	our intended use of our liquidity;

•	our intent to maintain our target leverage levels;
•

our expectations regarding our debt service and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our belief regarding our credit risk, including the impact of recent financings;
•	our estimates with respect to tax matters as a result of the Tax Act and our expectation that one-time income charges recognized as a result of the Tax Act will be offset by our existing NOLs; and
•	our estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	the impact of consolidation among wireless service providers, including the potential impact of the proposed merger between Sprint and T-Mobile if consummated, on our leasing revenue;
•	our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;
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

•	the impact of rising interest rates and our ability to refinance our existing indebtedness at commercially reasonable rates or at all;
•	our ability to successfully estimate the impact of regulatory and litigation matters;
•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;
•	a decrease in demand for our towers;
•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to existing or potential tenants;
•	our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules;
•	our ability to utilize available NOLs to reduce REIT taxable income;
•	the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results; and
•

our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future REIT taxable income.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2018. Based on such evaluation, such officers have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2018:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2018 - 1/31/2018	—	$—	—	$1,000,000,000
2/1/2018 - 2/28/2018	—	$—	—	$1,000,000,000
3/1/2018 - 3/31/2018	238,497	$161.60	238,497	$961,459,040
Total	238,497	$161.60	238,497	$961,459,040
(1)

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

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e) On January 25, 2018, the Compensation Committee of the Board of Directors approved the following increases in the base salaries of our named executive officers: Mr. Stoops, 18.8%; Mr. Cavanagh, 15%; Mr. Bagwell, 14.3%; Mr. Hunt, 14.3%; and Mr. Silberstein, 16.7%.

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

SBA COMMUNICATIONS CORPORATION

May 7, 2018	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 7, 2018	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)