Form 10-Q
period 2018-06-30
SBA COMMUNICATIONS CORP
filed 2018-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 114,844,339 shares of Class A common stock as of July 31, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$134,651	$68,783
Restricted cash	24,842	32,924
Accounts receivable, net	87,393	90,673
Costs and estimated earnings in excess of billings on uncompleted contracts	13,763	17,437
Prepaid expenses and other current assets	66,227	49,716
Total current assets	326,876	259,533
Property and equipment, net	2,778,372	2,812,346
Intangible assets, net	3,459,866	3,598,131
Other assets	724,264	650,195
Total assets	$7,289,378	$7,320,205
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,382	$33,334
Accrued expenses	60,637	69,862
Current maturities of long-term debt	24,000	20,000
Deferred revenue	94,552	97,969
Accrued interest	49,764	48,899
Other current liabilities	16,475	8,841
Total current liabilities	277,810	278,905
Long-term liabilities:
Long-term debt, net	9,675,738	9,290,686
Other long-term liabilities	377,965	349,728
Total long-term liabilities	10,053,703	9,640,414
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 114,832 and 116,446 shares issued and outstanding at June 30, 2018
and December 31, 2017, respectively	1,148	1,164
Additional paid-in capital	2,217,273	2,167,470
Accumulated deficit	(4,759,637)	(4,388,288)
Accumulated other comprehensive loss, net	(500,919)	(379,460)
Total shareholders' deficit	(3,042,135)	(2,599,114)
Total liabilities and shareholders' deficit	$7,289,378	$7,320,205

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Revenues:
Site leasing	$429,884	$403,001	$860,426	$800,551
Site development	26,439	24,293	54,199	50,106
Total revenues	456,323	427,294	914,625	850,657
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	93,688	89,337	186,506	178,719
Cost of site development	20,726	20,007	43,246	41,595
Selling, general, and administrative (1)	35,943	33,394	71,993	67,618
Acquisition related adjustments and expenses	3,133	2,306	6,177	5,274
Asset impairment and decommission costs	7,404	8,140	15,909	16,491
Depreciation, accretion, and amortization	169,558	159,520	334,956	318,551
Total operating expenses	330,452	312,704	658,787	628,248
Operating income	125,871	114,590	255,838	222,409
Other income (expense):
Interest income	1,671	2,909	2,966	6,143
Interest expense	(93,639)	(78,456)	(182,562)	(156,058)
Non-cash interest expense	(638)	(717)	(1,370)	(1,421)
Amortization of deferred financing fees	(4,897)	(4,949)	(10,285)	(11,647)
Loss from extinguishment of debt, net	(13,798)	(1,961)	(14,443)	(1,961)
Other income (expense), net	(90,210)	(18,793)	(85,657)	(3,844)
Total other expense	(201,511)	(101,967)	(291,351)	(168,788)
(Loss) income before income taxes	(75,640)	12,623	(35,513)	53,621
Benefit (provision) for income taxes	18,249	(3,390)	9,667	(6,789)
Net (loss) income	$(57,391)	$9,233	$(25,846)	$46,832
Net (loss) income per common share
Basic	$(0.50)	$0.08	$(0.22)	$0.39
Diluted	$(0.50)	$0.08	$(0.22)	$0.38
Weighted average number of common shares
Basic	115,064	121,455	115,775	121,253
Diluted	115,064	122,437	115,775	122,087

(1)

Includes non-cash compensation of $11,034 and $10,030 for the three months ended June 30, 2018 and 2017, respectively, and $20,927 and $18,856 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2018	2017	2018	2017
Net (loss) income	$(57,391)	$9,233	$(25,846)	$46,832
Foreign currency translation adjustments	(121,810)	(36,023)	(121,459)	(8,738)
Comprehensive (loss) income	$(179,201)	$(26,790)	$(147,305)	$38,094

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net loss	—	—	—	(25,846)	—	(25,846)
Common stock issued in connection with
stock purchase/option plans	502	5	27,674	—	—	27,679
Non-cash stock compensation	—	—	22,129	—	—	22,129
Repurchase and retirement of common stock	(2,116)	(21)	—	(345,503)	—	(345,524)
Foreign currency translation adjustments	—	—	—	—	(121,459)	(121,459)
BALANCE, June 30, 2018	114,832	$1,148	$2,217,273	$(4,759,637)	$(500,919)	$(3,042,135)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,846)	$46,832
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization	334,956	318,551
Non-cash asset impairment and decommission costs	15,678	13,719
Non-cash compensation expense	21,707	19,471
Amortization of deferred financing fees	10,285	11,647
Loss on remeasurement of U.S. dollar denominated intercompany loans	87,275	6,758
Loss from extinguishment of debt, net	14,087	1,961
Deferred income tax benefit	(21,411)	(601)
Other non-cash items reflected in the Statements of Operations	580	149
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	2,828	(1,079)
Prepaid expenses and other assets	(15,602)	(11,075)
Accounts payable and accrued expenses	(7,894)	581
Accrued interest	765	(2,461)
Other liabilities	7,648	(254)
Net cash provided by operating activities	425,056	404,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(285,363)	(82,181)
Capital expenditures	(68,614)	(69,435)
Other investing activities	(16,178)	(17,025)
Net cash used in investing activities	(370,155)	(168,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	545,000	100,000
Repayments under Revolving Credit Facility	(500,000)	(340,000)
Repayment of Tower Securities	(755,000)	(610,000)
Proceeds from issuance of Tower Securities, net of fees	631,490	750,153
Proceeds from Term Loans, net of fees	2,377,264	—
Repayment of Term Loans	(1,935,000)	(10,000)
Repurchase and retirement of common stock	(345,524)	(144,438)
Other financing activities	8,487	30,175
Net cash provided by (used in) financing activities	26,717	(224,110)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,550)	(225)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	72,068	11,223
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	104,295	185,970
End of period	$176,363	$197,193

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$182,009	$158,569
Income taxes	$11,294	$8,561

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$905	$—
Common stock issued in connection with acquisitions	$—	$63,313

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

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 94% of the Company’s total revenues.

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

The accounts receivable balance was $87.4 million and $90.7 million as of June 30, 2018 and December 31, 2017, respectively, of which $23.3 million and $20.8 million related to the site development segment as of June 30, 2018 and December 31, 2017, respectively. The Company performs periodic credit evaluations of its customers. In addition, the Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 14 for further detail of the site development segment.

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

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded an $88.9 million loss and a $20.4 million loss on the remeasurement of intercompany loans for the three months ended June 30, 2018 and 2017, respectively, and an $87.3 million loss and a $6.8 million loss on the remeasurement of intercompany loans for the six months ended June 30, 2018 and 2017, respectively, due to changes in foreign exchange rates. As of June 30, 2018, the aggregate amount outstanding under the two intercompany loan agreements with the Company’s Brazilian subsidiary was $560.9 million.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This standard is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted; however, the Company does not currently plan to early adopt. The Company has established a cross functional project plan and is in the process of testing key system functionality developed in order to account for the new standard. The Company expects this guidance to have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for its ground leases. The Company does not expect adoption to have a significant impact on its lease classification, a material impact on its consolidated statement of operations, or a notable impact on its liquidity. Additionally, the standard will have no impact on the Company’s debt-covenant compliance under its current agreements.

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. The Company is assessing the use of practical expedients in its accounting for leases.

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

The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in various acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $2.2 million and $2.5 million as of June 30, 2018 and December 31, 2017, respectively. The maximum potential obligation related to the performance targets for these various acquisitions was $2.8 million and $3.1 million as of June 30, 2018 and December 31, 2017, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, were $15.3 million and $11.1 million as of June 30, 2018 and December 31, 2017, respectively.

The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived and intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived and intangible assets is calculated using a discounted cash flow model.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017

Asset impairment (1)	$4,526	$3,020	$10,382	$6,033
Write-off of carrying value of decommissioned towers	2,370	3,675	4,371	7,648
Other third party decommission costs	508	1,445	1,156	2,810
Total asset impairment and decommission costs	$7,404	$8,140	$15,909	$16,491
(1)

Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of June 30, 2018 and December 31, 2017. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2018 and December 31, 2017, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.5 million. The current portion is recorded in Prepaid and other current assets in the accompanying Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset monthly or more frequently. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate was set for the Revolving Credit Facility (112.5 to 175.0 basis points). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of
	June 30, 2018	December 31, 2017	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$134,651	$68,783
Securitization escrow accounts	24,639	32,699	Restricted cash - current asset
Payment and performance bonds	203	225	Restricted cash - current asset
Surety bonds and workers compensation	2,353	2,588	Other assets - noncurrent
Cash held in escrow for acquisitions	14,517	—	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$176,363	$104,295

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2018 and December 31, 2017, the Company had $39.6 million and $39.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2018 and December 31, 2017, the Company had also pledged $2.2 million and $2.5 million, respectively, as collateral related to its workers compensation policy.

As of June 30, 2018, the Company held $14.5 million in an escrow account in anticipation of a pending acquisition. This amount was designated for use in the acquisition of towers and its use was restricted for this activity. If the acquisition was not consummated and the Company was not in breach of the purchase and sale agreement, the funds would have been returned back to the Company without penalty. Subsequent to June 30, 2018, the Company closed on the pending acquisition and $14.5  million of the escrow deposits were transferred from the escrow account to the seller.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$31,626	$32,505
Other	34,601	17,211
Total prepaid expenses and other current assets	$66,227	$49,716

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$239,526	$220,493
Straight-line rent receivable	314,986	313,650
Deferred lease costs, net	27,101	27,703
Cash held in escrow for acquisitions	14,517	—
Deferred tax asset - long term	24,528	1,670
Other	103,606	86,679
Total other assets	$724,264	$650,195

5.ACQUISITIONS

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$153,235	$26,991	$261,590	$58,138
Land buyouts and other assets (2)	14,506	12,539	23,773	24,043
Total cash acquisition capital expenditures	$167,741	$39,530	$285,363	$82,181

(1)

The three and six months ended June 30, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock and $39.6 million for acquisitions completed during the second quarter of 2017 which were not funded as of June 30, 2017.

(2)

In addition, the Company paid $3.1 million and $5.0 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended June 30, 2018 and 2017, respectively, and paid $9.6 million and $8.1 million for ground lease extensions and term easements on land underlying the Company’s towers during the six months ended June 30, 2018 and 2017, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

For acquisitions which qualify as asset acquisitions or business combinations, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. For asset acquisitions, if the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of June 30, 2018, there were no purchase price allocations that were preliminary.

During the six months ended June 30, 2018, the Company acquired 558 completed towers and related assets and liabilities consisting of $72.2 million of property and equipment, $204.4 million of intangible assets, and $15.0 million of working capital adjustments. All acquisitions in the quarter ended June 30, 2018 were accounted for as asset acquisitions.

Subsequent to June 30, 2018, the Company acquired 474 towers and related assets for $79.4 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2018			As of December 31, 2017
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,346,637	$(1,783,697)	$2,562,940	$4,355,171	$(1,673,270)	$2,681,901
Network location intangibles	1,646,869	(749,943)	896,926	1,617,441	(701,211)	916,230
Intangible assets, net	$5,993,506	$(2,533,640)	$3,459,866	$5,972,612	$(2,374,481)	$3,598,131

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $101.3 million and $95.1 million for the three months ended June 30, 2018 and 2017, respectively, and $201.6 million and $190.0 million for the six months ended June 30, 2018 and 2017, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including vehicles held under capital leases) consists of the following:

	As of	As of
	June 30, 2018	December 31, 2017

	(in thousands)
Towers and related components	$4,835,291	$4,772,807
Construction-in-process	34,947	34,689
Furniture, equipment, and vehicles	54,491	53,260
Land, buildings, and improvements	649,893	630,370
Total property and equipment	5,574,622	5,491,126
Less: accumulated depreciation	(2,796,250)	(2,678,780)
Property and equipment, net	$2,778,372	$2,812,346

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $68.1 million and $64.2 million for the three months ended June 30, 2018 and 2017, respectively, and $133.1 million and $128.3 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, non-cash capital expenditures that are included in accounts payable and accrued expenses were $10.9 million and $12.4 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2018	December 31, 2017

	(in thousands)
Costs incurred on uncompleted contracts	$29,948	$31,404
Estimated earnings	11,319	10,541
Billings to date	(27,957)	(24,771)
	$13,310	$17,174

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2018	December 31, 2017

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,763	$17,437
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(453)	(263)
	$13,310	$17,174

At June 30, 2018 and December 31, 2017,  eight customers comprised 93.3% and 87.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2018	December 31, 2017

	(in thousands)
Accrued earnouts on business combinations	$2,194	$2,470
Salaries and benefits	9,415	13,506
Real estate and property taxes	8,913	7,125
Non-cash capital expenditures	10,926	12,408
Other	29,189	34,353
Total accrued expenses	$60,637	$69,862

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2018			December 31, 2017
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$746,250	$740,162	$750,000	$770,625	$739,079
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,056,000	1,082,460	1,100,000	1,127,500	1,081,262
2017 Senior Notes	Oct. 1, 2022	750,000	720,000	742,259	750,000	750,938	741,437
2013-1C Tower Securities	Apr. 10, 2018	—	—	—	425,000	423,853	424,482
2013-2C Tower Securities	Apr. 11, 2023	575,000	564,644	569,156	575,000	578,433	568,609
2013-1D Tower Securities	Apr. 10, 2018	—	—	—	330,000	330,145	329,585
2014-1C Tower Securities	Oct. 8, 2019	920,000	909,402	916,317	920,000	915,216	914,929
2014-2C Tower Securities	Oct. 8, 2024	620,000	605,535	613,884	620,000	620,942	613,461
2015-1C Tower Securities	Oct. 8, 2020	500,000	490,560	494,593	500,000	496,840	493,474
2016-1C Tower Securities	Jul. 9, 2021	700,000	687,757	694,046	700,000	691,166	693,118
2017-1C Tower Securities	Apr. 11, 2022	760,000	738,165	752,037	760,000	751,404	751,076
2018-1C Tower Securities	Mar. 9, 2023	640,000	637,267	631,956	—	—	—
Revolving Credit Facility	Apr. 11, 2023	85,000	85,000	85,000	40,000	40,000	40,000
2014 Term Loan	Mar. 24, 2021	—	—	—	1,447,500	1,451,119	1,439,373
2015 Term Loan	Jun. 10, 2022	—	—	—	487,500	488,109	480,801
2018 Term Loan	Apr. 11, 2025	2,400,000	2,385,000	2,377,868	—	—	—
Total debt		$9,800,000	$9,625,580	$9,699,738	$9,405,000	$9,436,290	$9,310,686
Less: current maturities of long-term debt				(24,000)			(20,000)
Total long-term debt, net of current maturities				$9,675,738			$9,290,686

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2018		2017		2018		2017
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$9,141	$189	$9,141	$180	$18,281	$376	$18,281	$357
2016 Senior Notes	13,406	249	13,406	237	26,813	495	26,813	471
2017 Senior Notes	7,500	—	—	—	15,000	—	—	—
2012 Tower Securities	—	—	806	—	—	—	5,331	—
2013 Tower Securities	5,396	—	10,804	—	14,871	—	21,609	—
2014 Tower Securities	12,785	—	12,785	—	25,569	—	25,569	—
2015-1C Tower Securities	3,985	—	3,985	—	7,969	—	7,969	—
2016-1C Tower Securities	5,090	—	5,090	—	10,181	—	10,181	—
2017-1C Tower Securities	6,088	—	5,001	—	12,173	—	5,001	—
2018-1C Tower Securities	5,570	—	—	—	6,932	—	—	—
Revolving Credit Facility	1,589	—	1,406	—	3,191	—	4,176	—
2014 Term Loan	1,603	15	12,043	131	15,550	146	23,327	259
2015 Term Loan	540	19	4,056	169	5,237	187	7,855	334
2018 Term Loan	21,207	166	—	—	21,207	166	—	—
Other	(261)	—	(67)	—	(412)	—	(54)	—
Total	$93,639	$638	$78,456	$717	$182,562	$1,370	$156,058	$1,421

Senior Credit Agreement

On April 11, 2018, the Company amended and restated its Senior Credit Agreement to (1) issue a new $2.4 billion Term Loan, (2) increase the total commitments under the Revolving Credit Facility from $1.0 billion to $1.25 billion, (3) extend the maturity date of the Revolving Credit Facility to April 11, 2023, (4) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility, and (5) amend certain other terms and conditions under the Senior Credit Agreement. The proceeds from the new Term Loan were used to repay the outstanding balances on the 2014 Term Loan, 2015 Term Loan, and Revolving Credit Facility and for general corporate purposes. This transaction was accounted for as an extinguishment of the 2014 Term Loan and 2015 Term Loan.

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

During the three and six months ended June 30, 2018, the Company borrowed $280.0 million and $545.0 million, respectively, and repaid $430.0 million and $500.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of June

30, 2018, the balance outstanding under the Revolving Credit Facility was $85.0 million accruing interest at 3.49% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of June 30, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2018, the Company borrowed an additional $60.0 million and repaid $55.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $90.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021. The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. The Company incurred financing fees of approximately $14.1 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, the Company repaid $3.8 million of principal on the 2014 Term Loan. On April 11, 2018, the Company repaid the remaining $1,443.8 million outstanding principal balance of the 2014 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, the Company expensed $5.8 million of net deferred financing fees and $1.7 million of discount related to the debt.

2015 Term Loan

The 2015 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million that was scheduled to mature on June 10, 2022. The 2015 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2015 Term Loan was originally issued at 99.0% of par value. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. The Company incurred financing fees of approximately $5.5 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, the Company repaid $1.3 million of principal on the 2015 Term Loan. On April 11, 2018, the Company repaid the remaining $486.3 million outstanding principal balance of the 2015 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, the Company expensed $3.2 million of net deferred financing fees and $3.1 million of discount related to the debt.

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2018, the 2018 Term Loan was accruing interest at 4.10% per annum. Principal payments on the 2018 Term Loan commence on September 30, 2018 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.7 million to date in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

Secured Tower Revenue Securities

2013 Tower Securities

On April 18, 2013, the Company, through a New York common law trust (the “Trust”), issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities had a blended interest rate of 3.218% per annum, payable monthly. The Company incurred financing fees of $25.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

On March 9, 2018, the Company repaid the entire aggregate principal amount of the 2013-1C Tower Securities and 2013-1D Tower Securities in connection with the issuance of the 2018-1C Tower Securities (as defined below).

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”).

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company incurred financing fees of $22.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C, which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. The Company incurred financing fees of $11.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C, which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. The Company incurred financing fees of $9.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

2017-1C Tower Securities

On April 17, 2017, the Company, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. The Company incurred financing fees of $10.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

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

2018-1C Tower Securities

On March 9, 2018, the Company, through the Trust, issued $640.0 million of Secured Tower Revenue Securities Series 2018-1C, which have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1C Tower Securities”). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. The Company incurred financing fees of $8.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2018-1C Tower Securities.

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

Debt Covenants

As of June 30, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. The Company incurred financing fees of $11.6 million in relation to this transaction, which are being amortized through the maturity date.

The 2014 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. The Company may redeem the 2014 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: July 15, 2017 at 103.656%, July 15, 2018 at 102.438%, July 15, 2019 at 101.219%, or July 15, 2020 until maturity at 100.000%, of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2016 Senior Notes

On August 15, 2016, the Company issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Company incurred financing fees of $12.8 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of the Company’s 5.625% Senior Notes and pay the associated call premiums.

The 2016 Senior Notes are subject to redemption in whole or in part on or after September 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to September 1, 2019, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2016 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: September 1, 2019 at 103.656%, September 1, 2020 at 102.438%, September 1, 2021 at 101.219%, or September 1, 2022 until maturity at 100.000%, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2017 Senior Notes

On October 13, 2017, the Company issued $750.0 million of unsecured senior notes due October 1, 2022 (the “2017 Senior Notes”). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. The Company incurred financing fees of $8.9 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

The 2017 Senior Notes are subject to redemption in whole or in part on or after October 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to October 1, 2020, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes originally issued at a redemption price of 104.000% of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2017 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: October 1, 2019 at 102.000%, October 1, 2020 at 101.000%, or October 1, 2021 until maturity at 100.000%, of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents (see Note 12) related to its outstanding stock options and restricted stock units. These potential common stock equivalents were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

On February 16, 2018, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the prior plan authorized on January 12, 2017 which had a remaining authorization of $150.0 million. This new plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion.

During the three months ended June 30, 2018, the Company repurchased 1.9 million shares of its Class A common stock under this plan for $306.9 million, at an average price per share of $163.44. During the six months ended June 30, 2018, the Company repurchased 2.1 million shares of its Class A common stock under this plan for $345.5 million, at an average price per share of $163.23.  Shares repurchased were retired. As of the date of this filing, the Company had $654.5 million of authorization remaining under the current stock repurchase plan.

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

	For the six months ended
	June 30,
	2018	2017

Risk free interest rate	2.57% - 2.87%	1.70% - 1.97%
Dividend yield	0.7%	0.0%
Expected volatility	22%	20%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2018 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2017	4,842	$100.12
Granted	936	$156.54
Exercised	(413)	$83.53
Canceled	(37)	$121.97
Outstanding at June 30, 2018	5,328	$111.17	4.4	$287,452
Exercisable at June 30, 2018	2,671	$96.31	3.3	$183,788
Unvested at June 30, 2018	2,657	$126.10	5.6	$103,664

The weighted-average per share fair value of options granted during the six months ended June 30, 2018 was $33.00. The total intrinsic value for options exercised during the six months ended June 30, 2018 was $33.2 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2017	328	$110.20
Granted	132	$156.55
Vested	(129)	$110.75
Forfeited/canceled	(8)	$132.08
Outstanding at June 30, 2018	323	$128.42

13.INCOME TAXES

The primary reasons for the difference between the Company’s effective tax rate and the U.S. statutory rate are the Company’s REIT election and the Company’s full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary (“TRS”). The Company has concluded that it is not more likely than not that its deferred tax assets will be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act. As of June 30, 2018, the Company has not recognized any adjustments to the provisional amounts recorded at December 31, 2017.  As additional guidance becomes available related to the Tax Act, the Company will continue to refine its calculations. These estimates may also be affected as the Company gains a more thorough understanding of the Tax Act. These changes may be material to income tax expense.

The global intangible low-taxed income (“GILTI”) provisions of the Tax Act impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the new accounting policy it intends to elect. At June 30, 2018, because the Company is still evaluating the GILTI provisions and the analysis of future taxable income subject to GILTI, the Company has included GILTI related to current-year operations only and have not provided additional GILTI on deferred items.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended June 30, 2018	(in thousands)
Revenues	$346,683	$83,201	$26,439	$—	$456,323
Cost of revenues (2)	67,756	25,932	20,726	—	114,414
Operating profit	278,927	57,269	5,713	—	341,909
Selling, general, and administrative	17,944	6,894	3,932	7,173	35,943
Acquisition related adjustments and expenses	1,570	1,563	—	—	3,133
Asset impairment and decommission costs	6,444	906	54	—	7,404
Depreciation, amortization and accretion	129,786	37,560	648	1,564	169,558
Operating income (loss)	123,183	10,346	1,079	(8,737)	125,871
Other expense (principally interest expense
and other income (expense))				(201,511)	(201,511)
Loss before income taxes					(75,640)
Cash capital expenditures (3)	182,898	21,507	653	846	205,904

For the three months ended June 30, 2017
Revenues	$325,324	$77,677	$24,293	$—	$427,294
Cost of revenues (2)	65,251	24,086	20,007	—	109,344
Operating profit	260,073	53,591	4,286	—	317,950
Selling, general, and administrative	16,845	6,390	4,052	6,107	33,394
Acquisition related adjustments and expenses	1,438	868	—	—	2,306
Asset impairment and decommission costs	7,418	586	136	—	8,140
Depreciation, amortization and accretion	124,225	33,015	652	1,628	159,520
Operating income (loss)	110,147	12,732	(554)	(7,735)	114,590
Other expense (principally interest expense
and other income (expense))				(101,967)	(101,967)
Income before income taxes					12,623
Cash capital expenditures (3)	53,029	19,212	187	790	73,218

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the six months ended June 30, 2018	(in thousands)
Revenues	$688,390	$172,036	$54,199	$—	$914,625
Cost of revenues (2)	132,772	53,734	43,246	—	229,752
Operating profit	555,618	118,302	10,953	—	684,873
Selling, general, and administrative	37,284	13,508	8,009	13,192	71,993
Acquisition related adjustments and expenses	3,356	2,821	—	—	6,177
Asset impairment and decommission costs	13,169	2,408	332	—	15,909
Depreciation, amortization and accretion	253,244	77,240	1,290	3,182	334,956
Operating income (loss)	248,565	22,325	1,322	(16,374)	255,838
Other expense (principally interest expense
and other income (expense))				(291,351)	(291,351)
Loss before income taxes					(35,513)
Cash capital expenditures (3)	253,917	98,563	920	1,482	354,882

For the six months ended June 30, 2017
Revenues	$646,454	$154,097	$50,106	$—	$850,657
Cost of revenues (2)	130,678	48,041	41,595	—	220,314
Operating profit	515,776	106,056	8,511	—	630,343
Selling, general, and administrative	36,202	12,349	7,669	11,398	67,618
Acquisition related adjustments and expenses	3,338	1,936	—	—	5,274
Asset impairment and decommission costs	14,848	1,402	241	—	16,491
Depreciation, amortization and accretion	248,121	65,840	1,363	3,227	318,551
Operating income (loss)	213,267	24,529	(762)	(14,625)	222,409
Other expense (principally interest expense
and other income (expense))				(168,788)	(168,788)
Income before income taxes					53,621
Cash capital expenditures (3)	103,462	46,102	320	1,732	151,616

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of June 30, 2018	$5,193,378	$1,952,742	$48,271	$94,987	$7,289,378
As of December 31, 2017	$5,171,190	$2,028,479	$49,487	$71,049	$7,320,205

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $115.6 million and $107.4 million for the six months ended June 30, 2018 and 2017, respectively. Total long-lived assets in Brazil were $1,061.9 million and $1,278.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following table sets forth basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(57,391)	$9,233	$(25,846)	$46,832
Denominator:
Basic weighted-average shares outstanding	115,064	121,455	115,775	121,253
Dilutive impact of stock options and restricted shares	—	982	—	834
Diluted weighted-average shares outstanding	115,064	122,437	115,775	122,087
Net (loss) income per common share:
Basic	$(0.50)	$0.08	$(0.22)	$0.39
Diluted	$(0.50)	$0.08	$(0.22)	$0.38

For the three and six months ended June 30, 2018, the diluted weighted average number of common shares outstanding excluded an additional 0.9 and 0.6 million shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the three and six months ended June 30, 2017, the diluted weighted average number of common shares outstanding excluded an additional 2.1 and 1.7 million shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.4% of our total segment operating profit for the six months ended June 30, 2018. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2018, we owned 28,604 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,500 actual or potential sites, approximately 500 of which were revenue producing as of June 30, 2018. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of June 30, 2018, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2018. In addition, as of June 30, 2018, approximately 29.6% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Sprint, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

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

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground leases and other underlying property interests;
•	Property taxes;
•	Site maintenance and monitoring costs (exclusive of employee related costs);
•	Utilities;
•	Property insurance; and
•	Lease origination cost amortization.
•

Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the lease term (which may include renewal terms) of the underlying property interests;

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of June 30, 2018, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the six months ended
	June 30,		June 30,

Segment operating profit as a percentage of total	2018	2017	2018	2017

Domestic site leasing	81.6%	81.8%	81.1%	81.8%
International site leasing	16.7%	16.9%	17.3%	16.8%
Total site leasing	98.3%	98.7%	98.4%	98.6%

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

The accounts receivable balance was $87.4 million and $90.7 million as of June 30, 2018 and December 31, 2017, respectively, of which $23.3 million and $20.8 million related to the site development segment as of June 30, 2018 and December 31, 2017, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 14 in the Condensed Notes to the Consolidated Financial Statements included in this filing for further detail of the site development segment.

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates.  We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, and by eliminating the impact of the remeasurement of our intercompany loans.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$346,683	$325,324	$—	$21,359	6.6%
International site leasing	83,201	77,677	(6,414)	11,938	15.4%
Site development	26,439	24,293	—	2,146	8.8%
Total	$456,323	$427,294	$(6,414)	$35,443	8.3%
Cost of Revenues
Domestic site leasing	$67,756	$65,251	$—	$2,505	3.8%
International site leasing	25,932	24,086	(2,232)	4,078	16.9%
Site development	20,726	20,007	—	719	3.6%
Total	$114,414	$109,344	$(2,232)	$7,302	6.7%
Operating Profit
Domestic site leasing	$278,927	$260,073	$—	$18,854	7.2%
International site leasing	57,269	53,591	(4,182)	7,860	14.7%
Site development	5,713	4,286	—	1,427	33.3%

Revenues

Domestic site leasing revenues increased  $21.4 million for the three months ended June 30, 2018, as compared to the prior year, primarily due to (i) revenues from 390 towers acquired and 61 towers built since April 1, 2017 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $5.5 million for the three months ended June 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $11.9 million. These changes were primarily due to (i) revenues from 1,503 towers acquired and 499 towers built since April 1, 2017, (ii) organic site leasing growth from new leases, amendments, and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 12.6% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $2.1 million for the three months ended June 30, 2018, as compared to prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $18.9 million for the three months ended June 30, 2018, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since April 1, 2017 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $3.7 million for the three months ended June 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $7.9 million. These changes were primarily due to additional profit generated by towers acquired and built since April 1, 2017, organic site leasing growth, and continued control of our site leasing costs.

Site development segment operating profit increased  $1.4 million for the three months ended June 30, 2018, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$17,944	$16,845	$—	$1,099	6.5%
International site leasing	6,894	6,390	(559)	1,063	16.6%
Total site leasing	$24,838	$23,235	$(559)	$2,162	9.3%
Site development	3,932	4,052	—	(120)	(3.0%)
Not identified by segment	7,173	6,107	—	1,066	17.5%
Total	$35,943	$33,394	$(559)	$3,108	9.3%

Selling, general, and administrative expenses increased  $2.5 million for the three months ended June 30, 2018, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $3.1 million. These changes were primarily as a result of increases in non-cash compensation, personnel, salaries, benefits, and other support-related costs.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,570	$1,438	$—	$132	9.2%
International site leasing	1,563	868	(121)	816	94.0%
Total	$3,133	$2,306	$(121)	$948	41.1%

Acquisition related adjustments and expenses increased  $0.8 million for the three months ended June 30, 2018, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $0.9 million. These changes were primarily as a result of an increase in third party acquisition and integration related costs compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,444	$7,418	$—	$(974)	(13.1%)
International site leasing	906	586	(22)	342	58.4%
Total site leasing	$7,350	$8,004	$(22)	$(632)	(7.9%)
Site development	54	136	—	(82)	(60.3%)
Total	$7,404	$8,140	$(22)	$(714)	(8.8%)

Asset impairment and decommission costs decreased  $0.7 million, on an actual and constant currency basis, for the three months ended June 30, 2018, as compared to the prior year. These changes were primarily as a result of a $2.2 million decrease in the impairment charge recorded on decommissioned towers, partially offset by a $1.5 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$129,786	$124,225	$—	$5,561	4.5%
International site leasing	37,560	33,015	(2,931)	7,476	22.6%
Total site leasing	$167,346	$157,240	$(2,931)	$13,037	8.3%
Site development	648	652	—	(4)	(0.6%)
Not identified by segment	1,564	1,628	—	(64)	(3.9%)
Total	$169,558	$159,520	$(2,931)	$12,969	8.1%

Depreciation, accretion, and amortization expense increased $10.0 million for the three months ended June 30, 2018, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $13.0 million. These changes were primarily due to additional domestic site leasing and international site leasing depreciation and amortization associated with an increase in the number of towers we acquired and built since April 1, 2017, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$123,183	$110,147	$—	$13,036	11.8%
International site leasing	10,346	12,732	(549)	(1,837)	(14.4%)
Total site leasing	$133,529	$122,879	$(549)	$11,199	9.1%
Site development	1,079	(554)	—	1,633	(294.8%)
Not identified by segment	(8,737)	(7,735)	—	(1,002)	13.0%
Total	$125,871	$114,590	$(549)	$11,830	10.3%

Domestic site leasing operating income increased  $13.0 million for the three months ended June 30, 2018, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses.

International site leasing operating income decreased $2.4 million for the three months ended June 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $1.8 million. These changes were primarily due to increases in depreciation, accretion, and amortization expenses, selling, general, and administrative expenses, and acquisition related adjustments and expenses primarily attributable to our ongoing international expansion, partially offset by higher segment operating profit.

Site development operating income increased  $1.6 million for the three months ended June 30, 2018, as compared to the prior year, primarily due to higher segment operating profit.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,671	$2,909	$(72)	$(1,166)	(40.1%)
Interest expense	(93,639)	(78,456)	(6)	(15,177)	19.3%
Non-cash interest expense	(638)	(717)	(1)	80	(11.2%)
Amortization of deferred financing fees	(4,897)	(4,949)	—	52	(1.1%)
Loss from extinguishment of debt, net	(13,798)	(1,961)	—	(11,837)	603.6%
Other income (expense), net	(90,210)	(18,793)	(68,648)	(2,769)	(170.5%)
Total	$(201,511)	$(101,967)	$(68,727)	$(30,817)	37.8%

Interest income decreased $1.2 million, on an actual and constant currency basis, for the three months ended June 30, 2018, as compared to the prior year, due to a lower amount of interest bearing deposits held in Brazil and lower effective interest rates on those deposits as compared to the prior year.

Interest expense increased  $15.2 million, on an actual and constant currency basis, for the three months ended June 30, 2018, as compared to the prior year. These changes were due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Loss from extinguishment of debt was $13.8 million for the three months ended June 30, 2018 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2014 Term Loan and 2015 Term Loan. Loss from extinguishment of debt was $2.0 million for the three months ended June 30, 2017 due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017.

Other (expense) income, net includes an $88.9 million loss on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the three months ended June 30, 2018, while the prior year period included a $20.4 million loss.

Benefit (Provision) for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$18,249	$(3,390)	$30,513	$(8,874)	261.8%

Benefit for income taxes increased $21.6 million for the three months ended June 30, 2018, as compared to the prior year. These changes were primarily due to a benefit in foreign deferred tax expense, primarily in Brazil.

Net (Loss) Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(57,391)	$9,233	$(38,763)	$(27,861)	(94.0%)

Net loss increased $66.6 million for the three months ended June 30, 2018, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact) and an increase in interest expense.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$688,390	$646,454	$—	$41,936	6.5%
International site leasing	172,036	154,097	(8,237)	26,176	17.0%
Site development	54,199	50,106	—	4,093	8.2%
Total	$914,625	$850,657	$(8,237)	$72,205	8.5%
Cost of Revenues
Domestic site leasing	$132,772	$130,678	$—	$2,094	1.6%
International site leasing	53,734	48,041	(2,873)	8,566	17.8%
Site development	43,246	41,595	—	1,651	4.0%
Total	$229,752	$220,314	$(2,873)	$12,311	5.6%
Operating Profit
Domestic site leasing	$555,618	$515,776	$—	$39,842	7.7%
International site leasing	118,302	106,056	(5,364)	17,610	16.6%
Site development	10,953	8,511	—	2,442	28.7%

Revenues

Domestic site leasing revenues increased  $41.9 million for the six months ended June 30, 2018, as compared to the prior year, due to (i) revenues from 425 towers acquired and 72 towers built since January 1, 2017 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $17.9 million for the six months ended June 30, 2018, as compared to the prior year.  On a constant currency basis, international site leasing revenues increased  $26.2 million. These changes were primarily due to (i) revenues from 1,558 towers acquired and 546 towers built since January 1, 2017, (ii) organic site leasing growth from new leases, amendments, and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $4.1 million for the six months ended June 30, 2018, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $39.8 million for the six months ended June 30, 2018, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2017 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $12.2 million for the six months ended June 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $17.6 million. These changes were primarily due to towers acquired and built since January 1, 2017,  organic site leasing growth, and continued control of our site leasing costs.

Site development segment operating profit increased  $2.4 million for the six months ended June 30, 2018, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity as well as a change in mix of work performed.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$37,284	$36,202	$—	$1,082	3.0%
International site leasing	13,508	12,349	(742)	1,901	15.4%
Total site leasing	$50,792	$48,551	$(742)	$2,983	6.1%
Site development	8,009	7,669	—	340	4.4%
Not identified by segment	13,192	11,398	—	1,794	15.7%
Total	$71,993	$67,618	$(742)	$5,117	7.6%

Selling, general, and administrative expenses increased  $4.4 million for the six months ended June 30, 2018, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $5.1 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, salaries, benefits, and other support-related costs.

Acquisition Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,356	$3,338	$—	$18	0.5%
International site leasing	2,821	1,936	(146)	1,031	53.3%
Total	$6,177	$5,274	$(146)	$1,049	19.9%

Acquisition related adjustments and expenses increased  $0.9 million for the six months ended June 30, 2018, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $1.0 million. These changes were primarily as a result of an increase in third party acquisition and integration related costs compared to the prior year.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$13,169	$14,848	$—	$(1,679)	(11.3%)
International site leasing	2,408	1,402	(9)	1,015	72.4%
Total site leasing	$15,577	$16,250	$(9)	$(664)	(4.1%)
Site development	332	241	—	91	37.8%
Total	$15,909	$16,491	$(9)	$(573)	(3.5%)

Asset impairment and decommission costs decreased by $0.6 million, on an actual and constant currency basis, for the six months ended June 30, 2018, as compared to the prior year. These changes were primarily as a result of a $4.9 million decrease in the impairment charge recorded on decommissioned towers, partially offset by a $4.3 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$253,244	$248,121	$—	$5,123	2.1%
International site leasing	77,240	65,840	(3,815)	15,215	23.1%
Total site leasing	$330,484	$313,961	$(3,815)	$20,338	6.5%
Site development	1,290	1,363	—	(73)	(5.4%)
Not identified by segment	3,182	3,227	—	(45)	(1.4%)
Total	$334,956	$318,551	$(3,815)	$20,220	6.3%

Depreciation, accretion, and amortization expense increased  $16.4 million for the six months ended June 30, 2018, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased  $20.2 million. These changes were primarily due to additional domestic site leasing and international site leasing depreciation and amortization associated with an increase in the number of towers we acquired and built since January 1, 2017,  partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$248,565	$213,267	$—	$35,298	16.6%
International site leasing	22,325	24,529	(652)	(1,552)	(6.3%)
Total site leasing	$270,890	$237,796	$(652)	$33,746	14.2%
Site development	1,322	(762)	—	2,084	(273.5%)
Not identified by segment	(16,374)	(14,625)	—	(1,749)	12.0%
Total	$255,838	$222,409	$(652)	$34,081	15.3%

Domestic site leasing operating income increased  $35.3 million for the six months ended June 30, 2018, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization and selling, general, and administrative expenses.

International site leasing operating income decreased  $2.2 million for the six months ended June 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $1.6 million. These changes were primarily due to increases in depreciation, accretion, and amortization expenses, selling, general, and administrative expenses, acquisition related adjustments and expenses primarily attributable to our ongoing international expansion, and asset impairment and decommission costs, partially offset by higher segment operating profit.

Site development operating income increased  $2.1 million for the six months ended June 30, 2018, as compared to the prior year, primarily due to higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,966	$6,143	$(84)	$(3,093)	(50.3%)
Interest expense	(182,562)	(156,058)	(9)	(26,495)	17.0%
Non-cash interest expense	(1,370)	(1,421)	—	51	(3.6%)
Amortization of deferred financing fees	(10,285)	(11,647)	—	1,362	(11.7%)
Loss from extinguishment of debt, net	(14,443)	(1,961)	—	(12,482)	636.5%
Other income (expense), net	(85,657)	(3,844)	(80,721)	(1,092)	(37.5%)
Total	$(291,351)	$(168,788)	$(80,814)	$(41,749)	25.8%

Interest income decreased  $3.2 million for the six months ended June 30, 2018, as compared to the prior year. On a constant currency basis, interest income decreased  $3.1 million. These changes were primarily due to a lower amount of interest bearing deposits held in Brazil and lower effective interest rates on those deposits as compared to the prior year.

Interest expense increased  $26.5 million, on an actual and constant currency basis, for the six months ended June 30, 2018, as compared to the prior year, due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Loss from extinguishment of debt was $14.4 million for the six months ended June 30, 2018 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2014 Term Loan, 2015 Term Loan, 2013-1C Tower Securities, and 2013-1D Tower Securities. Loss from extinguishment of debt was $2.0 million for the six months ended June 30, 2017 due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017.

Other (expense) income, net includes an $87.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the six months ended June 30, 2018, while the prior year period included a $6.8 million loss.

Benefit (Provision) for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$9,667	$(6,789)	$30,382	$(13,926)	205.1%

Benefit for income taxes increased $16.5 million for the six months ended June 30, 2018, as compared to the prior year. These changes were primarily due to a benefit in foreign deferred tax expense, primarily in Brazil.

Net (Loss) Income:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(25,846)	$46,832	$(51,084)	$(21,594)	(40.3%)

Net loss increased  $72.7 million for the six months ended June 30, 2018, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact) and an increase in interest expense.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, and by eliminating the impact of the remeasurement of our intercompany loans.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(57,391)	$9,233	$(38,763)	$(27,861)	(94.0%)
Non-cash straight-line leasing revenue	(5,158)	(4,125)	186	(1,219)	29.6%
Non-cash straight-line ground lease expense	6,589	7,693	4	(1,108)	(14.4%)
Non-cash compensation	11,297	10,194	(112)	1,215	11.9%
Loss from extinguishment of debt, net	13,798	1,961	—	11,837	603.6%
Other expense (income), net	90,210	18,793	68,648	2,769	170.5%
Acquisition related adjustments and expenses	3,133	2,306	(121)	948	41.1%
Asset impairment and decommission costs	7,404	8,140	(22)	(714)	(8.8%)
Interest income	(1,671)	(2,909)	72	1,166	(40.1%)
Interest expense (1)	99,174	84,122	7	15,045	17.9%
Depreciation, accretion, and amortization	169,558	159,520	(2,931)	12,969	8.1%
(Benefit) provision for income taxes (2)	(18,059)	3,857	(30,514)	8,598	222.9%
Adjusted EBITDA	$318,884	$298,785	$(3,546)	$23,645	7.9%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(25,846)	$46,832	$(51,084)	$(21,594)	(40.3%)
Non-cash straight-line leasing revenue	(10,627)	(8,064)	248	(2,811)	34.9%
Non-cash straight-line ground lease expense	13,367	15,763	7	(2,403)	(15.2%)
Non-cash compensation	21,707	19,471	(150)	2,386	12.3%
Loss from extinguishment of debt, net	14,443	1,961	—	12,482	636.5%
Other expense (income), net	85,657	3,844	80,721	1,092	37.5%
Acquisition related adjustments and expenses	6,177	5,274	(146)	1,049	19.9%
Asset impairment and decommission costs	15,909	16,491	(9)	(573)	(3.5%)
Interest income	(2,966)	(6,143)	84	3,093	(50.3%)
Interest expense (1)	194,217	169,126	9	25,082	14.8%
Depreciation, accretion, and amortization	334,956	318,551	(3,815)	20,220	6.3%
(Benefit) provision for income taxes (2)	(9,284)	7,845	(30,383)	13,254	169.0%
Adjusted EBITDA	$637,710	$590,951	$(4,518)	$51,277	8.7%

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $190 and $467 of franchise and gross receipts taxes for the three months ended June 30, 2018 and 2017, respectively, and $383 and $1,056 of franchise and gross receipts taxes for the six months ended June 30, 2018 and 2017, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased  $20.1 million for the three months ended June 30, 2018, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $23.6 million. These changes were primarily due to increases in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Adjusted EBITDA increased  $46.8 million for the six months ended June 30, 2018, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $51.3 million. These changes were primarily due to increases in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2018	June 30, 2017

	(in thousands)
Cash provided by operating activities	$425,056	$404,199
Cash used in investing activities	(370,155)	(168,641)
Cash provided by (used in) financing activities	26,717	(224,110)
Change in cash, cash equivalents, and restricted cash	81,618	11,448
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(9,550)	(225)
Cash, cash equivalents, and restricted cash, beginning of period	104,295	185,970
Cash, cash equivalents, and restricted cash, end of period	$176,363	$197,193

Operating Activities

Cash provided by operating activities was $425.1 million for the six months ended June 30, 2018 as compared to $404.2 million for the six months ended June 30, 2017. The increase of $20.9 million was primarily due to increases in segment operating profit, partially offset by increases in cash outflows associated with working capital changes, an increase in cash interest payments, and lower interest income earned on interest bearing deposits.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months ended June 30,
	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$261,590	$58,138
Construction and related costs on new tower builds	28,573	32,799
Augmentation and tower upgrades	23,417	20,762
Land buyouts and other assets (2)	23,773	24,043
Tower maintenance	14,383	13,696
General corporate	2,241	2,178
Total cash capital expenditures	$353,977	$151,616

(1)

2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock and $39.6 million for acquisitions completed during the second quarter of 2017 which were not funded as of June 30, 2017.

(2)	In addition, we paid $9.6 million and $8.1 million for ground lease extensions and term easements on land underlying our towers during the six months ended June 30, 2018 and 2017, respectively.

For 2018, inclusive of the capital expenditures made during the six months ended June 30, 2018, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $31.5 million to $41.5 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $560.0 million to $580.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the six months ended June 30, 2018, we borrowed $545.0 million and repaid $500.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2018, the balance outstanding under the Revolving Credit Facility was $85.0 million. Subsequent to June 30, 2018, we borrowed an additional $60.0 million and repaid $55.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $90.0 million was outstanding under the Revolving Credit Facility.

On February 16, 2018, our Board of Directors authorized a new $1.0 billion stock repurchase plan. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

During the six months ended June 30, 2018, we repurchased 2.1 million shares of our Class A common stock under our current stock repurchase plan for $345.5 million at a weighted average price per share of $163.23. Shares repurchased were retired. As of the date of this filing, we had $654.5 million of authorization remaining under the current stock repurchase plan.

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

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new $2.4 billion, seven-year, senior secured term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan was issued at 99.75% of par value and will mature on April 11, 2025. It bears interest, at our election, at either the Base Rate plus 1.00% per annum or the Eurodollar Rate plus 2.00% per annum. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under our Revolving Credit Facility, and (3) for general corporate purposes.

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2018, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2018, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three and six months ended June 30, 2018, we borrowed $280.0 million and $545.0 million, respectively, and repaid $430.0 million and $500.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of June 30, 2018, the balance outstanding under the Revolving Credit Facility was $85.0 million accruing interest at 3.49% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of June 30, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2018, we borrowed an additional $60.0 million and repaid $55.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $90.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021. The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. We incurred financing fees of approximately $14.1 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, we repaid $3.8 million of principal on the 2014 Term Loan. On April 11, 2018, we repaid the entire $1,443.8 million outstanding principal balance of the 2014 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, we expensed $5.8 million of net deferred financing fees and $1.7 million of discount related to the debt.

2015 Term Loan

The 2015 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million that was scheduled to mature on June 10, 2022. The 2015 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 125 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2015 Term Loan was originally issued at 99.0% of par value. Principal payments on the 2015 Term Loan commenced on

September 30, 2015 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. We incurred financing fees of approximately $5.5 million in relation to this transaction, which were being amortized through the maturity date.

During the three months ended March 31, 2018, we repaid $1.3 million of principal on the 2015 Term Loan. On April 11, 2018, we repaid the entire $486.3 million outstanding principal balance of the 2015 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, we expensed $3.2 million of net deferred financing fees and $3.1 million of discount related to the debt.

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained the 2018 Term Loan under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2018, the 2018 Term Loan was accruing interest at 4.10% per annum. Principal payments on the 2018 Term Loan commence on September 30, 2018 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.7 million to date in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

Secured Tower Revenue Securities

2013 Tower Securities

On April 18, 2013, we, through a New York common law trust (the “Trust”), issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities had a blended interest rate of 3.218% per annum, payable monthly. We incurred financing fees of $25.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

On March 9, 2018, we repaid the entire aggregate principal amount of the 2013-1C Tower Securities and 2013-1D Tower Securities in connection with the issuance of the 2018-1C Tower Securities (as defined below).

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”).

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. We incurred financing fees of $22.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015-1C Tower Securities

On October 14, 2015, we, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C, which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities is 3.156% per annum, payable monthly. We incurred financing fees of $11.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

2016-1C Tower Securities

On July 7, 2016, we, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C, which have an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities is 2.877% per annum, payable monthly. Net proceeds from this offering were used to prepay the full $550.0 million outstanding on the 2010-2C Tower Securities and for general corporate purposes. We incurred financing fees of $9.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

2017-1C Tower Securities

On April 17, 2017, we, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which have an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities is 3.168% per annum, payable monthly. Net proceeds from this offering were used to prepay the entire $610.0 million aggregate principal amount, as well as accrued and unpaid interest, of the 2012-1C Tower Securities and for general corporate purposes. We incurred financing fees of $10.2 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

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

2018-1C Tower Securities

On March 9, 2018, we, through the Trust, issued $640.0 million of Secured Tower Revenue Securities Series 2018-1C, which have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1C Tower Securities”). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. We incurred financing fees of $8.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2018-1C Tower Securities.

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

Debt Covenants

As of June 30, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. We incurred financing fees of $11.6 million in relation to this transaction, which are being amortized through the maturity date.

The 2014 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem the 2014 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: July 15, 2017 at 103.656%, July 15, 2018 at 102.438%, July 15, 2019 at 101.219%, or July 15, 2020 until maturity at 100.000%, of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2016 Senior Notes

On August 15, 2016, we issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2016 Senior Notes is due semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. We incurred financing fees of $12.8 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering and cash on hand were used to redeem $800.0 million, the aggregate principal amount outstanding, of Telecommunications’ 5.75% Senior Notes and $250.0 million of our 5.625% Senior Notes and pay the associated call premiums.

The 2016 Senior Notes are subject to redemption in whole or in part on or after September 1, 2019 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to September 1, 2019, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes originally issued at a redemption price of 104.875% of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2016 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: September 1, 2019 at 103.656%, September 1, 2020 at 102.438%, September 1, 2021 at 101.219%, or September 1, 2022 until maturity at 100.000%, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2017 Senior Notes

On October 13, 2017, we issued $750.0 million of unsecured senior notes due October 1, 2022 (the “2017 Senior Notes”). The 2017 Senior Notes accrue interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. We incurred financing fees of $8.9 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to repay $460.0 million outstanding under the Revolving Credit Facility and for general corporate purposes.

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

Debt Service

As of June 30, 2018, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended June 30, 2019 based on the amounts outstanding as of June 30, 2018 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
Revolving Credit Facility	5,880
2018 Term Loan	122,031
Total debt service for the next 12 months	$403,711

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$750,000	$—	$750,000	$746,250
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,056,000
2017 Senior Notes	—	—	—	—	750,000	—	750,000	720,000
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	564,644
2014-1C Tower Securities (1)	—	920,000	—	—	—	—	920,000	909,402
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	605,535
2015-1C Tower Securities (1)	—	—	500,000	—	—	—	500,000	490,560
2016-1C Tower Securities (1)	—	—	—	700,000	—	—	700,000	687,757
2017-1C Tower Securities (1)	—	—	—	—	760,000	—	760,000	738,165
2018-1C Tower Securities (1)	—	—	—	—	—	640,000	640,000	637,267
Revolving Credit Facility	—	—	—	—	—	85,000	85,000	85,000
2018 Term Loan	12,000	24,000	24,000	24,000	24,000	2,292,000	2,400,000	2,385,000
Total debt obligation	$12,000	$944,000	$524,000	$724,000	$2,284,000	$5,312,000	$9,800,000	$9,625,580

(1)	The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and Colombia we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Peru and Argentina, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2018, approximately 14.1% of our revenues and approximately 17.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2018. As of June 30, 2018, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.6%, respectively, for the six months ended June 30, 2018.

As of June 30, 2018, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2018 would have resulted in approximately $57.6 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2018.

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
•

our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, inflation, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems, and land ownership;

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

•	the impact of rising interest rates on our results of operations and our ability to refinance our existing indebtedness at commercially reasonable rates or at all;
•	our ability to successfully estimate the impact of regulatory and litigation matters;
•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;
•	a decrease in demand for our towers;
•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to existing or potential tenants;
•	our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules;
•	our ability to utilize available NOLs to reduce REIT taxable income;
•	the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results; and
•

our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future REIT taxable income.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2018. Based on such evaluation, such officers have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the second quarter of 2018:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

4/1/2018 - 4/30/2018	1,586,301	$164.82	1,586,301	$700,000,108
5/1/2018 - 5/31/2018	277,969	$155.91	277,969	$656,661,058
6/1/2018 - 6/30/2018	13,744	$155.90	13,744	$654,518,302
Total	1,878,014	$163.44	1,878,014	$654,518,302

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

SBA COMMUNICATIONS CORPORATION

August 6, 2018	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2018	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)