Form 10-Q
period 2018-09-30
SBA COMMUNICATIONS CORP
filed 2018-11-08
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 113,321,450 shares of Class A common stock as of October 31, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$136,221	$68,783
Restricted cash	24,700	32,924
Accounts receivable, net	89,302	90,673
Costs and estimated earnings in excess of billings on uncompleted contracts	17,799	17,437
Prepaid expenses and other current assets	59,641	49,716
Total current assets	327,663	259,533
Property and equipment, net	2,787,714	2,812,346
Intangible assets, net	3,387,955	3,598,131
Other assets	710,491	650,195
Total assets	$7,213,823	$7,320,205
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,087	$33,334
Accrued expenses	68,129	69,862
Current maturities of long-term debt	24,000	20,000
Deferred revenue	96,577	97,969
Accrued interest	34,186	48,899
Other current liabilities	10,533	8,841
Total current liabilities	265,512	278,905
Long-term liabilities:
Long-term debt, net	9,710,145	9,290,686
Other long-term liabilities	383,249	349,728
Total long-term liabilities	10,093,394	9,640,414
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 114,244 and 116,446 shares issued and outstanding at September 30, 2018
and December 31, 2017, respectively	1,142	1,164
Additional paid-in capital	2,233,793	2,167,470
Accumulated deficit	(4,851,501)	(4,388,288)
Accumulated other comprehensive loss, net	(528,517)	(379,460)
Total shareholders' deficit	(3,145,083)	(2,599,114)
Total liabilities and shareholders' deficit	$7,213,823	$7,320,205

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017
Revenues:
Site leasing	$435,260	$408,538	$1,295,686	$1,209,089
Site development	31,961	25,407	86,160	75,513
Total revenues	467,221	433,945	1,381,846	1,284,602
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	92,294	90,351	278,800	269,070
Cost of site development	24,447	21,117	67,693	62,713
Selling, general, and administrative (1)	34,908	32,559	106,901	100,177
Acquisition related adjustments and expenses	2,995	1,583	9,171	6,857
Asset impairment and decommission costs	6,868	9,417	22,778	25,908
Depreciation, accretion, and amortization	167,703	161,907	502,659	480,457
Total operating expenses	329,215	316,934	988,002	945,182
Operating income	138,006	117,011	393,844	339,420
Other income (expense):
Interest income	2,006	2,505	4,972	8,648
Interest expense	(95,717)	(81,357)	(278,278)	(237,415)
Non-cash interest expense	(632)	(725)	(2,002)	(2,146)
Amortization of deferred financing fees	(4,980)	(4,957)	(15,265)	(16,603)
Loss from extinguishment of debt, net	—	—	(14,443)	(1,961)
Other (expense) income, net	(24,518)	20,062	(110,175)	16,218
Total other expense	(123,841)	(64,472)	(415,191)	(233,259)
Income (loss) before income taxes	14,165	52,539	(21,347)	106,161
Benefit (provision) for income taxes	1,979	(3,378)	11,645	(10,167)
Net income (loss)	$16,144	$49,161	$(9,702)	$95,994
Net income (loss) per common share
Basic	$0.14	$0.41	$(0.08)	$0.80
Diluted	$0.14	$0.41	$(0.08)	$0.79
Weighted average number of common shares
Basic	114,597	119,746	115,378	120,745
Diluted	116,114	121,026	115,378	121,727

(1)

Includes non-cash compensation of $10,261 and $9,213 for the three months ended September 30, 2018 and 2017, respectively, and $31,188 and $28,069 for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2018	2017	2018	2017
Net income (loss)	$16,144	$49,161	$(9,702)	$95,994
Foreign currency translation adjustments	(27,598)	36,472	(149,057)	27,734
Comprehensive (loss) income	$(11,454)	$85,633	$(158,759)	$123,728

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net loss	—	—	—	(9,702)	—	(9,702)
Common stock issued in connection with
stock purchase/option plans	611	6	33,523	—	—	33,529
Non-cash stock compensation	—	—	32,800	—	—	32,800
Repurchase and retirement of common stock	(2,813)	(28)	—	(453,511)	—	(453,539)
Foreign currency translation adjustments	—	—	—	—	(149,057)	(149,057)
BALANCE, September 30, 2018	114,244	$1,142	$2,233,793	$(4,851,501)	$(528,517)	$(3,145,083)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,702)	$95,994
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization	502,659	480,457
Non-cash asset impairment and decommission costs	22,146	22,316
Non-cash compensation expense	32,140	28,894
Amortization of deferred financing fees	15,265	16,603
Loss (gain) on remeasurement of U.S. dollar denominated intercompany loans	113,138	(11,649)
Loss from extinguishment of debt	14,087	1,961
Deferred income tax benefit	(27,925)	(1,220)
Other non-cash items reflected in the Statements of Operations	2,022	237
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(4,655)	(11,950)
Prepaid expenses and other assets	(28,061)	(18,168)
Accounts payable and accrued expenses	(2,496)	4,846
Accrued interest	(14,813)	(24,836)
Other liabilities	10,338	7,987
Net cash provided by operating activities	624,143	591,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(403,835)	(161,007)
Capital expenditures	(104,966)	(106,310)
Purchase of investments	(99,823)	(382)
Proceeds from sale of investments	95,890	—
Other investing activities	(7,583)	(23,216)
Net cash used in investing activities	(520,317)	(290,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	805,000	415,000
Repayments under Revolving Credit Facility	(725,000)	(375,000)
Repayment of Tower Securities	(755,000)	(610,000)
Proceeds from issuance of Tower Securities, net of fees	631,479	749,811
Proceeds from Term Loans, net of fees	2,377,264	—
Repayment of Term Loans	(1,941,000)	(15,000)
Repurchase and retirement of common stock	(453,539)	(523,370)
Other financing activities	29,607	40,957
Net cash used in financing activities	(31,189)	(317,602)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,608)	3,537
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	59,029	(13,508)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	104,295	185,970
End of period	$163,324	$172,462

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$293,372	$262,257
Income taxes	$16,525	$11,323

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$1,142	$254
Common stock issued in connection with acquisitions	$—	$63,313

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

Site development projects in which the Company performs consulting services include contracts on a fixed price basis that are billed at contractual rates. Revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Consolidated Balance Sheets.

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

The site development segment represents approximately 6% of the Company’s total revenues. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on the Company’s financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard will have no impact to net income on an ongoing basis.

The accounts receivable balance was $89.3 million and $90.7 million as of September 30, 2018 and December 31, 2017, respectively, of which $23.2 million and $20.8 million related to the site development segment as of September 30, 2018 and December 31, 2017, respectively. The Company performs periodic credit evaluations of its customers. In addition, the Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 14 for further detail of the site development segment.

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

The Argentinean economy was deemed to be highly inflationary as of the second quarter of 2018 and, as a result, the Company adopted highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of its subsidiary in Argentina became the U.S. Dollar. All monetary and non-monetary assets and liabilities were remeasured at the U.S. Dollar to Argentinean Peso exchange rate of 1 to 28.9 as of June 30, 2018. These amounts became the new basis for those assets and liabilities as of July 1, 2018. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the historical exchange rate. This change did not have a material impact on the Company’s financial statements as Argentina’s assets and revenue are each less than 1% of consolidated assets and revenue, respectively.

Intercompany Loans Subject to Remeasurement

The Company has two wholly owned subsidiaries, Brazil Shareholder I, LLC, a Florida limited liability company, and SBA Torres Brasil, Limitada, a limited liability company existing under the laws of the Republic of Brazil, which have entered into intercompany loan agreements pursuant to which the entities may from time to time agree to lend/borrow amounts under the terms of each agreement. The first agreement entered into in November 2014 was for $750.0 million and was created to fund the acquisition of 1,641 towers in Brazil. The second agreement entered into in December 2017 was for $500.0 million and was created to fund the acquisition of 941 towers in Brazil.

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $25.9 million loss and an $18.4 million gain on the remeasurement of intercompany loans for the three months ended September 30, 2018 and 2017, respectively, and a $113.1 million loss and an $11.6 million gain on the remeasurement of intercompany loans for the nine months ended September 30, 2018 and 2017, respectively, due to changes in foreign exchange rates. As of September 30, 2018, the aggregate amount outstanding under the two intercompany loan agreements with the Company’s Brazilian subsidiary was $536.9 million.

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

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted. The Company expects it will adopt this alternative transition method. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. The Company is assessing the use of this practical expedient in its accounting for leases.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $1.9 million and $2.5 million as of September 30, 2018 and December 31, 2017, respectively. The maximum potential obligation related to the performance targets for these acquisitions was $2.4 million and $3.1 million as of September 30, 2018 and December 31, 2017, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, were $14.2 million and $11.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017

Asset impairment (1)	$2,909	$4,128	$13,291	$10,162
Write-off of carrying value of decommissioned towers	3,561	4,496	7,932	12,143
Other (including third party decommission costs)	398	793	1,555	3,603
Total asset impairment and decommission costs	$6,868	$9,417	$22,778	$25,908

(1)

Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of December 31, 2017. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of September 30, 2018, the carrying value and fair value of the held-to-maturity investments were $0.2 million. As of December 31, 2017, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.5 million. The current portion is recorded in Prepaid and other current assets in the accompanying Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets. For the three and nine months ended September 30, 2018, the Company purchased and sold $95.0 million of short-term investments.

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

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of
	September 30, 2018	December 31, 2017	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$136,221	$68,783
Securitization escrow accounts	24,504	32,699	Restricted cash - current asset
Payment and performance bonds	196	225	Restricted cash - current asset
Surety bonds and workers compensation	2,403	2,588	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$163,324	$104,295

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2018 and December 31, 2017, the Company had $40.4 million and $39.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2018 and December 31, 2017, the Company had also pledged $2.3 million and $2.5 million, respectively, as collateral related to its workers compensation policy.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$31,323	$32,505
Loan receivables	10,877	948
Other	17,441	16,263
Total prepaid expenses and other current assets	$59,641	$49,716

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$252,506	$220,493
Straight-line rent receivable	317,422	313,650
Loan receivables	45,300	52,383
Deferred lease costs, net	26,682	27,703
Deferred tax asset - long term	28,130	1,670
Other	40,451	34,296
Total other assets	$710,491	$650,195

5.ACQUISITIONS

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$110,464	$66,338	$372,054	$124,476
Land buyouts and other assets (3)	8,008	12,488	31,781	36,531
Total cash acquisition capital expenditures	$118,472	$78,826	$403,835	$161,007

(1)	The nine months ended September 30, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.
(2)	The nine months ended September 30, 2017 exclude $21.0 million of acquisitions completed during the second quarter of 2017 which were not funded as of September 30, 2017.
(3)

In addition, the Company paid $6.7 million and $2.4 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2018 and 2017, respectively, and paid $16.4 million and $10.6 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2018 and 2017, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. For asset acquisitions, if the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of September 30, 2018, there were no purchase price allocations that were preliminary.

During the nine months ended September 30, 2018, the Company acquired 1,237 completed towers and related assets and liabilities consisting of $124.3 million of property and equipment, $262.6 million of intangible assets, and $14.9 million of working capital adjustments. All acquisitions in the quarter ended September 30, 2018 were accounted for as asset acquisitions.

Subsequent to September 30, 2018, the Company acquired 46 towers and related assets for $17.1 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2018			As of December 31, 2017
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,349,404	$(1,846,918)	$2,502,486	$4,355,171	$(1,673,270)	$2,681,901
Network location intangibles	1,660,923	(775,454)	885,469	1,617,441	(701,211)	916,230
Intangible assets, net	$6,010,327	$(2,622,372)	$3,387,955	$5,972,612	$(2,374,481)	$3,598,131

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $100.1 million and $96.8 million for the three months ended September 30, 2018 and 2017, respectively, and $301.7 million and $286.8 million for the nine months ended September 30, 2018 and 2017, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including vehicles held under capital leases) consists of the following:

	As of	As of
	September 30, 2018	December 31, 2017

	(in thousands)
Towers and related components	$4,897,273	$4,772,807
Construction-in-process	35,336	34,689
Furniture, equipment, and vehicles	54,880	53,260
Land, buildings, and improvements	656,818	630,370
Total property and equipment	5,644,307	5,491,126
Less: accumulated depreciation	(2,856,593)	(2,678,780)
Property and equipment, net	$2,787,714	$2,812,346

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $67.5 million and $65.0 million for the three months ended September 30, 2018 and 2017, respectively, and $200.6 million and $193.2 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, non-cash capital expenditures that are included in accrued expenses were $10.5 million and $12.4 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2018	December 31, 2017

	(in thousands)
Costs incurred on uncompleted contracts	$33,784	$31,404
Estimated earnings	13,662	10,541
Billings to date	(30,193)	(24,771)
	$17,253	$17,174

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2018	December 31, 2017

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,799	$17,437
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(546)	(263)
	$17,253	$17,174

At September 30, 2018 and December 31, 2017,  eight customers comprised 95.1% and 87.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2018	December 31, 2017

	(in thousands)
Accrued earnouts on business combinations	$1,875	$2,470
Salaries and benefits	11,453	13,506
Real estate and property taxes	9,529	7,125
Non-cash capital expenditures	10,465	12,408
Other	34,807	34,353
Total accrued expenses	$68,129	$69,862

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2018			December 31, 2017
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$756,563	$740,714	$750,000	$770,625	$739,079
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,083,500	1,083,071	1,100,000	1,127,500	1,081,262
2017 Senior Notes	Oct. 1, 2022	750,000	734,063	742,676	750,000	750,938	741,437
2013-1C Tower Securities	Apr. 10, 2018	—	—	—	425,000	423,853	424,482
2013-2C Tower Securities	Apr. 11, 2023	575,000	560,108	569,434	575,000	578,433	568,609
2013-1D Tower Securities	Apr. 10, 2018	—	—	—	330,000	330,145	329,585
2014-1C Tower Securities	Oct. 8, 2019	920,000	909,080	917,020	920,000	915,216	914,929
2014-2C Tower Securities	Oct. 8, 2024	620,000	599,298	614,099	620,000	620,942	613,461
2015-1C Tower Securities	Oct. 8, 2020	500,000	489,080	495,162	500,000	496,840	493,474
2016-1C Tower Securities	Jul. 9, 2021	700,000	683,991	694,519	700,000	691,166	693,118
2017-1C Tower Securities	Apr. 11, 2022	760,000	734,244	752,530	760,000	751,404	751,076
2018-1C Tower Securities	Mar. 9, 2023	640,000	631,789	632,339	—	—	—
Revolving Credit Facility	Apr. 11, 2023	120,000	120,000	120,000	40,000	40,000	40,000
2014 Term Loan	Mar. 24, 2021	—	—	—	1,447,500	1,451,119	1,439,373
2015 Term Loan	Jun. 10, 2022	—	—	—	487,500	488,109	480,801
2018 Term Loan	Apr. 11, 2025	2,394,000	2,394,000	2,372,581	—	—	—
Total debt		$9,829,000	$9,695,716	$9,734,145	$9,405,000	$9,436,290	$9,310,686
Less: current maturities of long-term debt				(24,000)			(20,000)
Total long-term debt, net of current maturities				$9,710,145			$9,290,686

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2018		2017		2018		2017
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$9,141	$191	$9,141	$182	$27,422	$567	$27,422	$540
2016 Senior Notes	13,406	252	13,406	240	40,219	748	40,219	711
2017 Senior Notes	7,500	—	—	—	22,500	—	—	—
2012 Tower Securities	—	—	—	—	—	—	5,331	—
2013 Tower Securities	5,396	—	10,804	—	20,267	—	32,413	—
2014 Tower Securities	12,785	—	12,785	—	38,354	—	38,354	—
2015-1C Tower Securities	3,985	—	3,985	—	11,954	—	11,954	—
2016-1C Tower Securities	5,090	—	5,090	—	15,271	—	15,271	—
2017-1C Tower Securities	6,096	—	6,096	—	18,268	—	11,098	—
2018-1C Tower Securities	5,570	—	—	—	12,502	—	—	—
Revolving Credit Facility	1,721	—	2,673	—	4,911	—	6,848	—
2014 Term Loan	—	—	12,964	133	15,550	146	36,291	391
2015 Term Loan	—	—	4,366	170	5,237	187	12,221	504
2018 Term Loan	25,096	189	—	—	46,303	354	—	—
Other	(69)	—	47	—	(480)	—	(7)	—
Total	$95,717	$632	$81,357	$725	$278,278	$2,002	$237,415	$2,146

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

During the three and nine months ended September 30, 2018, the Company borrowed $260.0 million and $805.0 million, respectively, and repaid $225.0 million and $725.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2018, the balance outstanding under the Revolving Credit Facility was $120.0 million accruing interest at 3.88% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of September 30, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2018, the Company borrowed an additional $95.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $215.0 million was outstanding under the Revolving Credit Facility.

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

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2018, the 2018 Term Loan was accruing interest at 4.25% per annum. Principal payments on the 2018 Term Loan commenced  on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.7 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three and nine months ended September 30, 2018, the Company repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of September 30, 2018, the 2018 Term Loan had a principal balance of $2.4  billion.

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

Debt Covenants

As of September 30, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

During the three months ended September 30, 2018, the Company repurchased 0.7 million shares of its Class A common stock under this plan for $108.0 million, at an average price per share of $155.16. During the nine months ended September 30, 2018, the Company repurchased 2.8 million shares of its Class A common stock under this plan for $453.5 million, at an average price per share of $161.23.  Shares repurchased were retired.

Subsequent to September 30, 2018, the Company repurchased 0.9 million shares of its Class A common stock for $142.0 million, at an average price per share of $151.55. Shares repurchased were retired. As of the date of this filing, the Company had $404.5 million of authorization remaining under the current stock repurchase plan.

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

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2018 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2017	4,842	$100.12
Granted	937	$156.54
Exercised	(548)	$81.99
Forfeited/canceled	(38)	$123.91
Outstanding at September 30, 2018	5,193	$112.05	4.3	$252,235
Exercisable at September 30, 2018	2,538	$97.34	3.1	$160,627
Unvested at September 30, 2018	2,655	$126.11	5.4	$91,608

The weighted-average per share fair value of options granted during the nine months ended September 30, 2018 was $33.00. The total intrinsic value for options exercised during the nine months ended September 30, 2018 was $44.2 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2017	328	$110.20
Granted	137	$156.61
Vested	(129)	$110.94
Forfeited/canceled	(11)	$134.37
Outstanding at September 30, 2018	325	$128.73

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act. As of September 30, 2018, the Company has not recognized any adjustments to the provisional amounts recorded at December 31, 2017.  As additional guidance becomes available related to the Tax Act, the Company will continue to refine its calculations. These estimates may also be affected as the Company gains a more thorough understanding of the Tax Act. These changes may be material to income tax expense.

The global intangible low-taxed income (“GILTI”) provisions of the Tax Act impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the new accounting policy it intends to elect. At September 30, 2018, because the Company is still evaluating the GILTI provisions and the analysis of future taxable income subject to GILTI, the Company has included GILTI related to current-year operations only and have not provided additional GILTI on deferred items. During the quarter ended September 30, 2018 the Company updated the provisional amounts for the annualized GILTI deemed dividend, which resulted in a reduction from $35.7 million to $12.9 million. Also, recently released IRS guidance has clarified that GILTI and other deemed dividends are considered qualifying income for REIT testing purposes.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended September 30, 2018	(in thousands)
Revenues	$353,502	$81,758	$31,961	$—	$467,221
Cost of revenues (2)	66,862	25,432	24,447	—	116,741
Operating profit	286,640	56,326	7,514	—	350,480
Selling, general, and administrative	17,763	6,734	3,934	6,477	34,908
Acquisition related adjustments and expenses	1,887	1,108	—	—	2,995
Asset impairment and decommission costs	2,801	4,067	—	—	6,868
Depreciation, amortization and accretion	129,246	36,310	646	1,501	167,703
Operating income (loss)	134,943	8,107	2,934	(7,978)	138,006
Other expense (principally interest expense
and other income (expense))				(123,841)	(123,841)
Income before income taxes					14,165
Cash capital expenditures (3)	33,794	120,176	425	666	155,061

For the three months ended September 30, 2017
Revenues	$328,395	$80,143	$25,407	$—	$433,945
Cost of revenues (2)	65,226	25,125	21,117	—	111,468
Operating profit	263,169	55,018	4,290	—	322,477
Selling, general, and administrative	16,945	6,658	3,826	5,130	32,559
Acquisition related adjustments and expenses	962	621	—	—	1,583
Asset impairment and decommission costs	7,898	1,554	(35)	—	9,417
Depreciation, amortization and accretion	125,142	34,548	605	1,612	161,907
Operating income (loss)	112,222	11,637	(106)	(6,742)	117,011
Other expense (principally interest expense
and other income (expense))				(64,472)	(64,472)
Income before income taxes					52,539
Cash capital expenditures (3)	57,352	57,507	372	724	115,955

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the nine months ended September 30, 2018	(in thousands)
Revenues	$1,041,892	$253,794	$86,160	$—	$1,381,846
Cost of revenues (2)	199,633	79,167	67,693	—	346,493
Operating profit	842,259	174,627	18,467	—	1,035,353
Selling, general, and administrative	55,047	20,242	11,943	19,669	106,901
Acquisition related adjustments and expenses	5,242	3,929	—	—	9,171
Asset impairment and decommission costs	15,971	6,475	332	—	22,778
Depreciation, amortization and accretion	382,490	113,550	1,936	4,683	502,659
Operating income (loss)	383,509	30,431	4,256	(24,352)	393,844
Other expense (principally interest expense
and other income (expense))				(415,191)	(415,191)
Loss before income taxes					(21,347)
Cash capital expenditures (3)	287,711	218,739	1,345	2,148	509,943

For the nine months ended September 30, 2017
Revenues	$974,850	$234,239	$75,513	$—	$1,284,602
Cost of revenues (2)	195,903	73,167	62,713	—	331,783
Operating profit	778,947	161,072	12,800	—	952,819
Selling, general, and administrative	53,147	19,007	11,495	16,528	100,177
Acquisition related adjustments and expenses	4,300	2,557	—	—	6,857
Asset impairment and decommission costs	22,746	2,956	206	—	25,908
Depreciation, amortization and accretion	373,262	100,388	1,968	4,839	480,457
Operating income (loss)	325,492	36,164	(869)	(21,367)	339,420
Other expense (principally interest expense
and other income (expense))				(233,259)	(233,259)
Income before income taxes					106,161
Cash capital expenditures (3)	160,814	103,609	692	2,456	267,571

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of September 30, 2018	$5,093,302	$1,988,380	$51,494	$80,647	$7,213,823
As of December 31, 2017	$5,171,190	$2,028,479	$49,487	$71,049	$7,320,205

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $167.1 million and $162.3 million for the nine months ended September 30, 2018 and

2017, respectively. Total long-lived assets in Brazil were $1,003.6 million and $1,278.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following table sets forth basic and diluted net income per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$16,144	$49,161	$(9,702)	$95,994
Denominator:
Basic weighted-average shares outstanding	114,597	119,746	115,378	120,745
Dilutive impact of stock options and restricted shares	1,517	1,280	—	982
Diluted weighted-average shares outstanding	116,114	121,026	115,378	121,727
Net income (loss) per common share:
Basic	$0.14	$0.41	$(0.08)	$0.80
Diluted	$0.14	$0.41	$(0.08)	$0.79

For the three months ended September 30, 2018, the diluted weighted average number of common shares outstanding excluded an additional 0.9 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the nine months ended September 30, 2018, all potential common stock equivalents, including 5.2 million shares of stock options outstanding and 0.3 million shares of restricted stock units outstanding, were excluded as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2017, the diluted weighted average number of common shares outstanding excluded an additional 11,674 and 1.8 million shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.2% of our total segment operating profit for the nine months ended September 30, 2018. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2018, we owned 29,357 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,600 actual or potential sites, approximately 500 of which were revenue producing as of September 30, 2018. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of September 30, 2018, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2018. In addition, as of September 30, 2018, approximately 28.9% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple five-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets and Ecuador, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and Colombia, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Argentina and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground leases and other underlying property interests;
•	Property taxes;
•	Site maintenance and monitoring costs (exclusive of employee related costs);
•	Utilities;
•	Property insurance;
•	Lease origination cost amortization; and
•

Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the lease term (which may include renewal terms) of the underlying property interests.

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of September 30, 2018, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the nine months ended
	September 30,		September 30,

Segment operating profit as a percentage of total	2018	2017	2018	2017

Domestic site leasing	81.8%	81.6%	81.3%	81.8%
International site leasing	16.1%	17.1%	16.9%	16.9%
Total site leasing	97.9%	98.7%	98.2%	98.7%

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

Site development projects in which we perform consulting services include contracts on a fixed price basis that are billed at contractual rates. Revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on our Consolidated Balance Sheets.

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

The site development segment represents approximately 6% of our total revenues. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on our financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard had no impact to net income on an ongoing basis.

The accounts receivable balance was $89.3 million and $90.7 million as of September 30, 2018 and December 31, 2017, respectively, of which $23.2 million and $20.8 million related to the site development segment as of September 30, 2018 and December 31, 2017, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 14 in the Condensed Notes to the Consolidated Financial Statements included in this filing for further detail of the site development segment.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$353,502	$328,395	$—	$25,107	7.6%
International site leasing	81,758	80,143	(13,077)	14,692	18.3%
Site development	31,961	25,407	—	6,554	25.8%
Total	$467,221	$433,945	$(13,077)	$46,353	10.7%
Cost of Revenues
Domestic site leasing	$66,862	$65,226	$—	$1,636	2.5%
International site leasing	25,432	25,125	(4,532)	4,839	19.3%
Site development	24,447	21,117	—	3,330	15.8%
Total	$116,741	$111,468	$(4,532)	$9,805	8.8%
Operating Profit
Domestic site leasing	$286,640	$263,169	$—	$23,471	8.9%
International site leasing	56,326	55,018	(8,545)	9,853	17.9%
Site development	7,514	4,290	—	3,224	75.2%

Revenues

Domestic site leasing revenues increased  $25.1 million for the three months ended September 30, 2018, as compared to the prior year, primarily due to (i) revenues from 341 towers acquired and 54 towers built since July 1, 2017 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $1.6 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $14.7 million. These changes were primarily due to (i) revenues from 2,003 towers acquired and 500 towers built since July 1, 2017, (ii) organic site leasing growth from new leases, amendments, and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 11.9% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $6.6 million for the three months ended September 30, 2018, as compared to prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $23.5 million for the three months ended September 30, 2018, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since July 1, 2017 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $1.3 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $9.9 million. These changes were primarily due to additional profit generated by (i) towers acquired and built since July 1, 2017 and organic site leasing growth, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

Site development segment operating profit increased  $3.2 million for the three months ended September 30, 2018, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$17,763	$16,945	$—	$818	4.8%
International site leasing	6,734	6,658	(1,087)	1,163	17.5%
Total site leasing	$24,497	$23,603	$(1,087)	$1,981	8.4%
Site development	3,934	3,826	—	108	2.8%
Not identified by segment	6,477	5,130	—	1,347	26.3%
Total	$34,908	$32,559	$(1,087)	$3,436	10.6%

Selling, general, and administrative expenses increased  $2.3 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $3.4 million. These changes were primarily as a result of increases in personnel, salaries, benefits, and other support-related costs and non-cash compensation.

Acquisition Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,887	$962	$—	$925	96.2%
International site leasing	1,108	621	(138)	625	100.6%
Total	$2,995	$1,583	$(138)	$1,550	97.9%

Acquisition related adjustments and expenses increased  $1.4 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $1.6 million. These changes were primarily as a result of an increase in third party acquisition and integration related costs compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,801	$7,898	$—	$(5,097)	(64.5%)
International site leasing	4,067	1,554	(201)	2,714	174.6%
Total site leasing	$6,868	$9,452	$(201)	$(2,383)	(25.2%)
Site development	—	(35)	—	35	(100.0%)
Total	$6,868	$9,417	$(201)	$(2,348)	(24.9%)

Domestic site leasing asset impairment and decommission costs decreased $5.1 million for the three months ended September 30, 2018, as compared to the prior year. This change was primarily as a result of a $3.2 million decrease in the impairment charge recorded on decommissioned towers and a $1.8 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

International site leasing asset impairment and decommission costs increased $2.5 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing asset impairment and decommission costs increased $2.7 million. These changes were primarily as a result of a $1.9 million increase in the impairment charge recorded on decommissioned towers and a $0.6 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$129,246	$125,142	$—	$4,104	3.3%
International site leasing	36,310	34,548	(5,806)	7,568	21.9%
Total site leasing	$165,556	$159,690	$(5,806)	$11,672	7.3%
Site development	646	605	—	41	6.8%
Not identified by segment	1,501	1,612	—	(111)	(6.9%)
Total	$167,703	$161,907	$(5,806)	$11,602	7.2%

Depreciation, accretion, and amortization expense increased $5.8 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $11.6 million. These changes were primarily due to an increase in the number of towers we acquired and built since July 1, 2017, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$134,943	$112,222	$—	$22,721	20.2%
International site leasing	8,107	11,637	(1,313)	(2,217)	(19.1%)
Total site leasing	$143,050	$123,859	$(1,313)	$20,504	16.6%
Site development	2,934	(106)	—	3,040	(2,867.9%)
Not identified by segment	(7,978)	(6,742)	—	(1,236)	18.3%
Total	$138,006	$117,011	$(1,313)	$22,308	19.1%

Domestic site leasing operating income increased  $22.7 million for the three months ended September 30, 2018, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization expense, acquisition related adjustments and expenses, and selling, general, and administrative expenses.

International site leasing operating income decreased $3.5 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $2.2 million. These changes were primarily due to increases in depreciation, accretion, and amortization expenses, asset impairment and decommission costs, selling, general, and administrative expenses, and acquisition related adjustments and expenses primarily attributable to our ongoing international expansion, partially offset by higher segment operating profit.

Site development operating income increased  $3.0 million for the three months ended September 30, 2018, as compared to the prior year, primarily due to higher segment operating profit.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,006	$2,505	$(171)	$(328)	(13.1%)
Interest expense	(95,717)	(81,357)	(12)	(14,348)	17.6%
Non-cash interest expense	(632)	(725)	—	93	(12.8%)
Amortization of deferred financing fees	(4,980)	(4,957)	—	(23)	0.5%
Other (expense) income, net	(24,518)	20,062	(44,825)	245	14.8%
Total	$(123,841)	$(64,472)	$(45,008)	$(14,361)	17.3%

Interest income decreased $0.5 million for the three months ended September 30, 2018, as compared to the prior year. On a constant currency basis, interest income decreased $0.3 million. These changes were due to a lower amount of interest bearing deposits held in Brazil as compared to the prior year.

Interest expense increased  $14.4 million for the three months ended September 30, 2018, as compared to the prior year. These changes were due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Other (expense) income, net includes a $25.9 million loss on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the three months ended September 30, 2018, while the prior year period included an $18.4 million gain.

Provision for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$1,979	$(3,378)	$9,431	$(4,074)	120.6%

Benefit for income taxes increased $5.4 million for the three months ended September 30, 2018, as compared to the prior year. These changes were primarily due to a benefit in foreign deferred tax expense, primarily attributable to our Brazilian operations.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$16,144	$49,161	$(36,890)	$3,873	12.6%

Net income decreased $33.0 million for the three months ended September 30, 2018, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact) and an increase in interest expense, partially offset by an increase in operating income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,041,892	$974,850	$—	$67,042	6.9%
International site leasing	253,794	234,239	(21,313)	40,868	17.4%
Site development	86,160	75,513	—	10,647	14.1%
Total	$1,381,846	$1,284,602	$(21,313)	$118,557	9.2%
Cost of Revenues
Domestic site leasing	$199,633	$195,903	$—	$3,730	1.9%
International site leasing	79,167	73,167	(7,404)	13,404	18.3%
Site development	67,693	62,713	—	4,980	7.9%
Total	$346,493	$331,783	$(7,404)	$22,114	6.7%
Operating Profit
Domestic site leasing	$842,259	$778,947	$—	$63,312	8.1%
International site leasing	174,627	161,072	(13,909)	27,464	17.1%
Site development	18,467	12,800	—	5,667	44.3%

Revenues

Domestic site leasing revenues increased  $67.0 million for the nine months ended September 30, 2018, as compared to the prior year, due to (i) revenues from 441 towers acquired and 79 towers built since January 1, 2017 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $19.6 million for the nine months ended September 30, 2018, as compared to the prior year.  On a constant currency basis, international site leasing revenues increased  $40.9 million. These changes were primarily due to (i) revenues from 2,221 towers acquired and 629 towers built since January 1, 2017, (ii) organic site leasing growth from new leases, amendments, and contractual escalators, and (iii) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 12.9% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $10.6 million for the nine months ended September 30, 2018, as compared to the prior year, as a result of increased  carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $63.3 million for the nine months ended September 30, 2018, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2017 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $13.6 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $27.5 million. These changes were primarily due to additional profit generated by (i) towers acquired and built since January 1, 2017 and organic site leasing growth, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

Site development segment operating profit increased  $5.7 million for the nine months ended September 30, 2018, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity as well as a change in mix of work performed.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$55,047	$53,147	$—	$1,900	3.6%
International site leasing	20,242	19,007	(1,829)	3,064	16.1%
Total site leasing	$75,289	$72,154	$(1,829)	$4,964	6.9%
Site development	11,943	11,495	—	448	3.9%
Not identified by segment	19,669	16,528	—	3,141	19.0%
Total	$106,901	$100,177	$(1,829)	$8,553	8.5%

Selling, general, and administrative expenses increased  $6.7 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $8.6 million. These changes were primarily as a result of an increase in personnel, salaries, benefits, and other support-related costs and non-cash compensation costs.

Acquisition Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$5,242	$4,300	$—	$942	21.9%
International site leasing	3,929	2,557	(284)	1,656	64.8%
Total	$9,171	$6,857	$(284)	$2,598	37.9%

Acquisition related adjustments and expenses increased  $2.3 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses increased  $2.6 million. These changes were primarily as a result of an increase in third party acquisition and integration related costs compared to the prior year.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$15,971	$22,746	$—	$(6,775)	(29.8%)
International site leasing	6,475	2,956	(210)	3,729	126.2%
Total site leasing	$22,446	$25,702	$(210)	$(3,046)	(11.9%)
Site development	332	206	—	126	61.2%
Total	$22,778	$25,908	$(210)	$(2,920)	(11.3%)

Domestic site leasing asset impairment and decommission costs decreased $6.8 million for the nine months ended September 30, 2018, as compared to the prior year. This change was primarily as a result of an $8.8 million decrease in the impairment charge recorded on decommissioned towers, partially offset by a $2.2 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

International site leasing asset impairment and decommission costs increased $3.5 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing asset impairment and decommission costs increased  $3.7 million. These changes were primarily as a result of a $2.6 million increase in the impairment charge recorded on decommissioned towers and a $0.9 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$382,490	$373,262	$—	$9,228	2.5%
International site leasing	113,550	100,388	(9,620)	22,782	22.7%
Total site leasing	$496,040	$473,650	$(9,620)	$32,010	6.8%
Site development	1,936	1,968	—	(32)	(1.6%)
Not identified by segment	4,683	4,839	—	(156)	(3.2%)
Total	$502,659	$480,457	$(9,620)	$31,822	6.6%

Depreciation, accretion, and amortization expense increased  $22.2 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased  $31.8 million. These changes were primarily due to additional domestic site leasing and international site leasing depreciation and amortization associated with an increase in the number of towers we acquired and built since January 1, 2017,  partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$383,509	$325,492	$—	$58,017	17.8%
International site leasing	30,431	36,164	(1,966)	(3,767)	(10.4%)
Total site leasing	$413,940	$361,656	$(1,966)	$54,250	15.0%
Site development	4,256	(869)	—	5,125	(589.8%)
Not identified by segment	(24,352)	(21,367)	—	(2,985)	14.0%
Total	$393,844	$339,420	$(1,966)	$56,390	16.6%

Domestic site leasing operating income increased  $58.0 million for the nine months ended September 30, 2018, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization, selling, general, and administrative expenses, and acquisition related adjustments and expenses.

International site leasing operating income decreased  $5.7 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased  $3.8 million. These changes were primarily due to increases in depreciation, accretion, and amortization expenses, asset impairment and decommission costs, selling, general, and administrative expenses, and acquisition related adjustments and expenses primarily attributable to our ongoing international expansion, partially offset by higher segment operating profit.

Site development operating income increased  $5.1 million for the nine months ended September 30, 2018, as compared to the prior year, primarily due to higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$4,972	$8,648	$(255)	$(3,421)	(39.6%)
Interest expense	(278,278)	(237,415)	(20)	(40,843)	17.2%
Non-cash interest expense	(2,002)	(2,146)	—	144	(6.7%)
Amortization of deferred financing fees	(15,265)	(16,603)	—	1,338	(8.1%)
Loss from extinguishment of debt, net	(14,443)	(1,961)	—	(12,482)	636.5%
Other (expense) income, net	(110,175)	16,218	(125,546)	(847)	(18.5%)
Total	$(415,191)	$(233,259)	$(125,821)	$(56,111)	22.9%

Interest income decreased  $3.7 million for the nine months ended September 30, 2018, as compared to the prior year. On a constant currency basis, interest income decreased  $3.4 million. These changes were primarily due to a lower amount of interest bearing deposits held in Brazil and lower effective interest rates on those deposits as compared to the prior year.

Interest expense increased  $40.9 million for the nine months ended September 30, 2018, as compared to the prior year. These changes were primarily due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Loss from extinguishment of debt was $14.4 million for the nine months ended September 30, 2018 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2013-1C Tower Securities and 2013-1D Tower Securities in March 2018, as well as the 2014 Term Loan and 2015 Term Loan in April 2018. Loss from extinguishment of debt was $2.0 million for the nine months ended September 30, 2017 due to the write-off of unamortized financing fees associated with the repayment of the 2012-1C Tower Securities in April 2017.

Other (expense) income, net includes a $113.1 million loss on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the nine months ended September 30, 2018, while the prior year period included an $11.6 million gain.

Benefit (Provision) for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$11,645	$(10,167)	$39,813	$(18,001)	177.1%

Benefit for income taxes increased $21.8 million for the nine months ended September 30, 2018, as compared to the prior year. These changes were primarily due to a benefit in foreign deferred tax expense, primarily in Brazil.

Net (Loss) Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(9,702)	$95,994	$(87,974)	$(17,722)	(21.0%)

Net loss increased  $105.7 million for the nine months ended September 30, 2018, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact) and an increase in interest expense, partially offset by an increase in operating income.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$16,144	$49,161	$(36,890)	$3,873	12.6%
Non-cash straight-line leasing revenue	(5,064)	(4,376)	433	(1,121)	25.6%
Non-cash straight-line ground lease expense	6,961	7,698	(3)	(734)	(9.5%)
Non-cash compensation	10,433	9,423	(288)	1,298	13.8%
Other expense (income), net	24,518	(20,062)	44,825	(245)	(14.8%)
Acquisition related adjustments and expenses	2,995	1,583	(138)	1,550	97.9%
Asset impairment and decommission costs	6,868	9,417	(201)	(2,348)	(24.9%)
Interest income	(2,006)	(2,505)	171	328	(13.1%)
Interest expense (1)	101,329	87,039	12	14,278	16.4%
Depreciation, accretion, and amortization	167,703	161,907	(5,806)	11,602	7.2%
(Benefit) provision for income taxes (2)	(1,786)	3,835	(9,432)	3,811	99.4%
Adjusted EBITDA	$328,095	$303,120	$(7,317)	$32,292	10.7%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(9,702)	$95,994	$(87,974)	$(17,722)	(21.0%)
Non-cash straight-line leasing revenue	(15,691)	(12,440)	681	(3,932)	31.6%
Non-cash straight-line ground lease expense	20,328	23,461	4	(3,137)	(13.4%)
Non-cash compensation	32,140	28,894	(438)	3,684	12.8%
Loss from extinguishment of debt, net	14,443	1,961	—	12,482	636.5%
Other expense (income), net	110,175	(16,218)	125,546	847	18.5%
Acquisition related adjustments and expenses	9,171	6,857	(284)	2,598	37.9%
Asset impairment and decommission costs	22,778	25,908	(210)	(2,920)	(11.3%)
Interest income	(4,972)	(8,648)	255	3,421	(39.6%)
Interest expense (1)	295,545	256,164	20	39,361	15.4%
Depreciation, accretion, and amortization	502,659	480,457	(9,620)	31,822	6.6%
(Benefit) provision for income taxes (2)	(11,069)	11,680	(39,814)	17,065	146.1%
Adjusted EBITDA	$965,805	$894,070	$(11,834)	$83,569	9.3%

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $193 and $457 of franchise and gross receipts taxes for the three months ended September 30, 2018 and 2017, respectively, and $576 and $1,513 of franchise and gross receipts taxes for the nine months ended September 30, 2018 and 2017, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased  $25.0 million for the three months ended September 30, 2018, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $32.3 million. These changes were primarily due to increases in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Adjusted EBITDA increased  $71.7 million for the nine months ended September 30, 2018, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $83.6 million. These changes were primarily due to increases in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2018	September 30, 2017

	(in thousands)
Cash provided by operating activities	$624,143	$591,472
Cash used in investing activities	(520,317)	(290,915)
Cash used in financing activities	(31,189)	(317,602)
Change in cash, cash equivalents, and restricted cash	72,637	(17,045)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(13,608)	3,537
Cash, cash equivalents, and restricted cash, beginning of period	104,295	185,970
Cash, cash equivalents, and restricted cash, end of period	$163,324	$172,462

Operating Activities

Cash provided by operating activities was $624.1 million for the nine months ended September 30, 2018 as compared to $591.5 million for the nine months ended September 30, 2017. The increase of $32.7 million was primarily due to increases in segment operating profit and a decrease in cash outflows associated with working capital changes, partially offset by an increase in cash interest payments, an increase in selling, general, and administrative expenses, and lower interest income earned on interest bearing deposits.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months ended September 30,
	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$372,054	$124,476
Construction and related costs on new tower builds	45,029	49,650
Augmentation and tower upgrades	34,978	31,704
Land buyouts and other assets (3)	31,781	36,531
Tower maintenance	21,616	21,752
General corporate	3,343	3,204
Total cash capital expenditures	$508,801	$267,317

(1)	The nine months ended September 30, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.
(2)	The nine months ended September 30, 2017 excludes $21.0 million of acquisitions completed during the second quarter of 2017 which were not funded as of September 30, 2017.
(3)

In addition, we paid $16.4 million and $10.6 million for ground lease extensions and term easements on land underlying our towers during the nine months ended September 30, 2018 and 2017, respectively.

For 2018, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $33.0 million to $38.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $580.0 million to $590.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended
	September 30, 2018	September 30, 2017

	(in thousands)
Borrowings under Revolving Credit Facility (1)	$805,000	$415,000
Repayments under Revolving Credit Facility (1)	(725,000)	(375,000)
Repayment of Tower Securities (1)	(755,000)	(610,000)
Proceeds from issuance of Tower Securities, net of fees (1)	631,479	749,811
Proceeds from Term Loans, net of fees (1)	2,377,264	—
Repayment of Term Loans (1)	(1,941,000)	(15,000)
Repurchase and retirement of common stock (2)	(453,539)	(523,370)
Other financing activities	29,607	40,957
Net cash used in financing activities	$(31,189)	$(317,602)

(1)	For additional information regarding our debt offerings, refer to the Debt Instruments and Debt Service Requirements below.
(2)

During the nine months ended September 30, 2018, we repurchased 2.8 million shares of our Class A common stock under our current stock repurchase plan for $453.5 million at a weighted average price per share of $161.23. Subsequent to September 30, 2018, we repurchased 0.9 million shares of our Class A common stock under our current stock repurchase plan for $142.0 million at a weighted average price per share of $151.55. As of the date of this filing, we had $404.5 million of authorization remaining under the current stock repurchase plan. During the nine months ended September 30, 2017, we repurchased 3.8 million shares of our Class A common stock under our current stock repurchase plan for $523.4 million at a weighted average price per share of $138.60. For additional information, refer to ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2018, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2018, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

On April 11, 2018, we amended and restated our Senior Credit Agreement to (1) issue a new $2.4 billion Term Loan, (2) increase the total commitments under the Revolving Credit Facility from $1.0 billion to $1.25 billion, (3) extend the maturity date of the Revolving Credit Facility to April 11, 2023, (4) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility, and (5) amend certain other terms and conditions under the Senior Credit Agreement. The proceeds from the new Term Loan were used to repay the outstanding balances on the 2014 Term Loan, 2015 Term Loan, and Revolving Credit

Facility and for general corporate purposes. This transaction was accounted for as an extinguishment of the 2014 Term Loan and 2015 Term Loan.

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

During the three and nine months ended September 30, 2018, we borrowed $260.0 million and $805.0 million, respectively, and repaid $225.0 million and $725.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2018, the balance outstanding under the Revolving Credit Facility was $120.0 million accruing interest at an average rate of 3.88% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of September 30, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2018, we borrowed an additional $95.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $215.0 million was outstanding under the Revolving Credit Facility.

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

During the three months ended March 31, 2018, we repaid $3.8 million of principal on the 2014 Term Loan. On April 11, 2018, we repaid the remaining $1,443.8 million outstanding principal balance of the 2014 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, we expensed $5.8 million of net deferred financing fees and $1.7 million of discount related to the debt.

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

During the three months ended March 31, 2018, we repaid $1.3 million of principal on the 2015 Term Loan. On April 11, 2018, we repaid the remaining $486.3 million outstanding principal balance of the 2015 Term Loan with proceeds from the 2018 Term

Loan. In connection with the repayment, we expensed $3.2 million of net deferred financing fees and $3.1 million of discount related to the debt.

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2018, the 2018 Term Loan was accruing interest at 4.25% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.7 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three and nine months ended September 30, 2018, we repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of September 30, 2018, the 2018 Term Loan had a principal balance of $2.4  billion.

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

Debt Covenants

As of September 30, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of September 30, 2018, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended September 30, 2019 based on the amounts outstanding as of September 30, 2018 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-1C Tower Securities	26,954
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
Revolving Credit Facility	7,481
2018 Term Loan	125,363
Total debt service for the next 12 months	$408,644

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$—	$750,000	$—	$750,000	$756,563
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,083,500
2017 Senior Notes	—	—	—	—	750,000	—	750,000	734,063
2013-2C Tower Securities (1)	—	—	—	—	—	575,000	575,000	560,108
2014-1C Tower Securities (1)	—	920,000	—	—	—	—	920,000	909,080
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	599,298
2015-1C Tower Securities (1)	—	—	500,000	—	—	—	500,000	489,080
2016-1C Tower Securities (1)	—	—	—	700,000	—	—	700,000	683,991
2017-1C Tower Securities (1)	—	—	—	—	760,000	—	760,000	734,244
2018-1C Tower Securities (1)	—	—	—	—	—	640,000	640,000	631,789
Revolving Credit Facility	—	—	—	—	—	120,000	120,000	120,000
2018 Term Loan	6,000	24,000	24,000	24,000	24,000	2,292,000	2,394,000	2,394,000
Total debt obligation	$6,000	$944,000	$524,000	$724,000	$2,284,000	$5,347,000	$9,829,000	$9,695,716

(1)	The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and Colombia we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Peru and Argentina, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2018, approximately 13.6% of our revenues and approximately 17.1% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2018. As of September 30, 2018, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.5%, respectively, for the nine months ended September 30, 2018.

As of September 30, 2018, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2018 would have resulted in approximately $53.0 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2018. Based on such evaluation, such officers have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2018:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2018 - 7/31/2018	—	$—	—	$654,518,302
8/1/2018 - 8/31/2018	611,380	$155.09	611,380	$559,698,141
9/1/2018 - 9/30/2018	84,673	$155.67	84,673	$546,516,904
Total	696,053	$155.16	696,053	$546,516,904

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

ITEM 5. OTHER INFORMATION

Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)     On October 31, 2018, the Compensation Committee of the Board of Directors of SBA Communications Corporation (“Company”) approved an equity plan retirement policy that provides all employees, including the Company’s executive officers, with continued vesting of their outstanding equity awards following a “Qualified Retirement” (as described in the relevant award agreement). The plan will be effective as of January 1, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.91*	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated
10.92*	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 8, 2018	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 8, 2018	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)