Form 10-K
period 2018-12-31
SBA COMMUNICATIONS CORP
filed 2019-02-28
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18.8 billion as of June 30, 2018.

The number of shares outstanding of the Registrant’s common stock (as of February 21, 2019): Class A common stock —  112,589,177.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2018, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” and the location of the towers as “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.0% of our total segment operating profit for the year ended December 31, 2018. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2018, we owned 29,578 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,700 actual or potential sites, approximately 500 of which were revenue producing as of December 31, 2018. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business through organic growth and expansion of our tower portfolio to create shareholder value. We believe that the long-term and repetitive nature of the revenue stream of our site leasing business will permit us to maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending which arises in our site development business. Key elements of our strategy include:

Organic Growth.

•

Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2018, we had an average of 1.8 tenants per tower structure.

•

Capitalizing on our Scale and Management Experience. We are a large owner, operator and developer of towers, with substantial capital, human, and operating resources. We have been developing towers for wireless service providers in the U.S. since 1989 and owned and operated towers for ourselves since 1997. We believe our size, experience, capabilities, and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. We believe that our industry expertise and strong relationships with wireless service providers will permit us to continue to organically grow our site leasing and site development services.

Systematic Tower Portfolio Growth. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our domestic and international tower portfolio without proportionately increasing selling, general, and administrative expenses. Consequently, we intend to continue to grow our tower portfolio, domestically and internationally, through tower acquisitions and the construction of new tower structures. We believe that one of the best uses of our liquidity, including cash from operating activities and borrowings, is to acquire and/or build new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

•

Disciplined Tower Acquisitions – In our tower acquisition program, we pursue towers from third parties, domestically and internationally, that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of several different investment return metrics, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix.

•

International Tower Growth – The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our tower growth in these markets is primarily driven by (1) wireless service providers seeking to increase the quality and coverage of their networks, (2) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (3) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments.

•

International Market Expansion – We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. We consider various factors when identifying a market for our international expansion, including:

o

Country analysis – We consider the country’s economic and political stability, and whether the country’s general business, legal and regulatory environment is conducive to the sustainability and growth of our business.

o

Market potential – We analyze the expected demand for wireless services, and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur.

o

Risk adjusted return criteria – We consider whether buying or building towers in a country, and providing our management and leasing services, will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market (for example, the impact of foreign currency exchange rates and inflation, real estate, permitting, and taxation risks), and how our expansion meets our long-term strategic objectives for the region and our business generally.

New Build Program – We build new towers domestically and internationally. In our new build program, we construct tower structures (1) under build-to-suit arrangements or (2) in locations that are strategically chosen by us. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location-specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets which in turn enhances our customer relationships. We seek to replicate this operating model internationally. Due to our presence in local markets, we believe we are well positioned to organically grow our site leasing business and to capture new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Controlling our Underlying Land Positions.  We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have purchased and/or entered into perpetual easements or long-term leases for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2018, approximately 71% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 36 years. As of December 31, 2018, approximately 7.9% of our tower structures had ground leases maturing in the next 10 years.

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that the continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•

Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as video, social networking and enhanced web browsing, and the growth in machine-to-machine applications (such as connected cars). As a result, according to industry estimates, global mobile data traffic will grow at an approximately 46% compound annual growth rate from 2017 to 2022 and will grow at a rate two times faster than non-mobile data traffic over the same period.

•

The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites.  For example, recent spectrum auctions and a new network for first responders that is being developed by AT&T for the First Responder Network Authority (“FirstNet”), an independent authority within the Department of Commerce, are expected to contribute to growth in the upcoming years. In addition, the deployment of 5G wireless technologies is expected to increase equipment installation at existing sites.

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

Our Businesses

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. Our site leasing business generates substantially all of our total segment operating profit, representing 98.0% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2018, we owned  16,263 sites in the United States and its territories.  For the year ended December 31, 2018, we generated 80.4% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from AT&T, Sprint, T-Mobile, and Verizon Wireless. In the United States, our tenant leases are generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year. Our ground leases in the United States are generally for an initial term of five years or more with multiple 5-year renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually. As of December 31, 2018, (1) no U.S. state or territory included more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2018.

International Site Leasing

We currently operate in 12 international markets throughout Canada, Central America, and South America. Our largest international market is Brazil. As of December 31, 2018, we owned 13,315 sites in our international markets, of which 28.9% of our global sites  are located in Brazil and less than 3% of our global sites  are located in each of our other international markets (each country is considered a market).  We continue to focus on growing our international site leasing business through the acquisition and development of towers. Since we first entered the Central and South American markets, we have built or acquired 13,016 sites as of December 31, 2018 and continue to expand in these markets to respond to growing demand. Our operations in these countries are solely in the site leasing business, and we expect to continue to expand operations through acquisitions and new builds, as well as organic lease up on our existing towers.

We derive international site leasing revenues primarily from Oi S.A., Telefonica, Claro, and TIM. In Canada, our tenant leases are generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple 5-year renewal periods. In Central America, we have similar fixed rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. In certain international markets such as Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.  Tenant leases in South America typically provide a pass-through charge for the underlying ground lease rent in addition to the base tenant rent.  Our ground leases in Canada, Central America and South America generally have similar terms and conditions as those in the United States, except that the annual escalators in our South American ground leases are based on a cost of living index. Our operations in Central America and Ecuador are primarily denominated in United States Dollars. In Brazil, Canada, and Chile, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers that generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as site acquisition services and the installation of antennas and other equipment at our tower locations.  Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) identification of potential locations for carrier equipment on new and existing towers, along with other wireless infrastructure; (3) support in leasing of the location; (4) obtaining zoning approvals and permits; (5) tower and related site construction; (6) antenna installation; and (7) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through market and regional offices. These market offices are responsible for all site development operations.

Customers

We lease tower space to and perform site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local, or private operators. Internationally, we lease tower space to all the major service providers in Canada, Central America, and South America.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2018	2017	2016

AT&T Wireless	24.0%	25.0%	25.7%
Sprint	17.9%	15.1%	16.1%
T-Mobile	16.4%	16.5%	17.0%
Verizon Wireless	14.7%	15.2%	15.2%

In addition to the Big 4 wireless carriers (AT&T, T-Mobile, Sprint, and Verizon Wireless), we  have also provided services or leased space to a number of customers including:

Algar Celular	Dish	Oi S.A.
Cable & Wireless	Freedom Mobile	SouthernLinc
Cellular South	Harris Corp.	TIM
Claro	ICE	Telefonica
Digicel	NII Holdings	U.S. Cellular

Sales and Marketing

Our sales and marketing goals are to:

•

use existing relationships and develop new relationships with wireless service providers to lease antenna space on and sell related services with respect to our owned towers or managed properties, enabling us to grow our site leasing business; and

•	successfully bid and win those site development services contracts that will contribute to our operating margins and/or provide a financial or strategic benefit to our site leasing business.

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in our corporate office. We also rely on our vice presidents, directors, and other operations personnel to sell our services and cultivate customer relationships. Our strategy is to delegate sales efforts by geographic region or to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that wireless service providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with wireless service provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff’s compensation is heavily weighted to incentive-based goals and measurements.

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) large independent tower companies including American Tower Corporation and Crown Castle International, (2) a number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) owners and operators of alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, utility poles, and electric transmission towers.

International Site Leasing –  Internationally, our competition consists of wireless service providers that own and operate their own tower networks, large multinational, national and regional independent tower companies, and alternative facilities such as rooftop, outdoor and indoor DAS networks, billboards, utility poles, and electric transmission towers. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the domestic and international site leasing business.

Site Development – The site development business is competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local region and market areas, while some firms offer their services nationally. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development companies, zoning consultants, real estate firms, wireless construction companies, tower owners, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including company experience, price, track record, local reputation, geographic reach, and time for completion of a project.

Employees

Our corporate offices are located in our headquarters in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. As of December 31, 2018, we had 1,347 employees of which 357 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 80.4% of our total site leasing revenue for the year ended December 31, 2018, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site; compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

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

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities, and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly from jurisdiction to jurisdiction, but typically require tower owners to obtain approval from local officials or community standards organizations, or certain other entities prior to tower construction and establish regulations regarding maintenance and removal of towers. FCC rules establish presumptively reasonable time periods for state and local authorities to act on applications to collocate a facility or deploy a facility, such as a tower. In addition, many local zoning authorities require tower owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities generally have been unreceptive to construction of new towers in their communities because of the height and visibility of the towers, and have, in some instances, instituted moratoria. However, in August 2018, the FCC issued a declaratory ruling stating that express and de facto moratoria on deployment of telecommunications facilities violate the Communications Act. Although this FCC ruling is currently the subject of petitions for reconsideration before the FCC and petitions for review before a federal appellate court, it remains in effect.

International Regulations. Regulatory regimes outside of the U.S. and its territories vary by country and locality; however, these regulations typically require tower owners and/or licensees to obtain approval from local officials or government agencies prior to tower construction or modification or the addition of a new antenna to an existing tower. Additionally, some regulations include ongoing obligations regarding painting, lighting, and maintenance. Our international operations may also be subject to limitations on foreign ownership of land in certain areas. Based on our experience to date, these regimes have been similar to, but not more rigorous, burdensome or comprehensive than, those in the U.S. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2018,  we had 820 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $15.7 million of annual revenue. By comparison, as of December 31, 2017, we had 1,205 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $9.2 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed under executed contracts. As of December 31, 2018, we had approximately $76.1 million of contractually committed revenue as compared to approximately $47.5 million as of December 31, 2017.

Availability of Reports and Other Information

SBA Communications Corporation was incorporated in the State of Florida in March 1997 and began operating in compliance with real estate investment trust (“REIT”) requirements for federal income tax purposes effective January 1, 2016. Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations – Reports and Results – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results, ability to service our indebtedness, and stock price could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar, or acquired technologies may be discontinued. AT&T, Verizon and Sprint have grown through acquisitions of other wireless service providers. As a result, the combined companies have rationalized duplicative parts of their networks, and, in the case of Sprint, the Nextel iDEN network was discontinued. These consolidations have led and may continue to lead to non-renewal of certain of our tower leases. In addition, in April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. If this potential transaction closes, it may lead to the non-renewal of certain leases as a result of the rationalization of duplicative or overlapping parts of their networks. As of December 31, 2018, T-Mobile and Sprint represented approximately 16.4% and 15.8% of our total site leasing revenue, respectively. The revenue generated from each of T-Mobile and Sprint on overlapping sites represented less than 6.5% of our total site leasing revenue for the year ended December 31, 2018, excluding, and incremental to, the impact from previously disclosed expected consolidation churn from T-Mobile’s MetroPCS and Sprint’s Clearwire networks. In addition, these overlapping sites have an average remaining current term of approximately 3.6 years and 4.9 years with T-Mobile and Sprint, respectively.

If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., these consolidations could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results and our ability to service our indebtedness. These risks could be exacerbated due to changes in governmental policy that may favor industry consolidation. In addition, our customers may decide not to renew certain tower leases on towers that do not have duplicative or overlapping antennas, which could further impact our operating results.

Consolidation may also occur among wireless service provider customers in our international markets.  For example, in January 2019, Claro acquired Telefonica’s assets in Guatemala and El Salvador, two markets in which we own towers. Consolidations in our international markets may also lead to non-renewal of certain of our tower leases, which could adversely affect our operating results.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2018	2017	2016

AT&T Wireless	24.0%	25.0%	25.7%
Sprint	17.9%	15.1%	16.1%
T-Mobile	16.4%	16.5%	17.0%
Verizon Wireless	14.7%	15.2%	15.2%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2018	2017	2016

AT&T Wireless	31.9%	32.7%	32.7%
T-Mobile	20.3%	19.7%	19.6%
Sprint	19.6%	18.9%	19.8%
Verizon Wireless	19.0%	19.0%	18.2%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2018	2017	2016

Oi S.A.	35.5%	42.2%	43.9%
Telefonica	26.7%	25.7%	26.4%
Claro	11.4%	10.0%	9.4%

	For the year ended December 31,
Percentage of Site Development Revenue	2018	2017	2016

Sprint	47.1%	12.9%	11.7%
T-Mobile	16.4%	26.9%	28.4%
Verizon Wireless	6.4%	12.8%	16.5%
Nokia, Inc.	3.2%	10.1%	7.1%

We derive revenue through numerous site leasing contracts and site development contracts. In the United States and Canada, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. Site leasing contracts in our Central American and South American markets typically have an initial term of ten years with multiple 5-year renewal periods. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness. For example, in January 2018, Oi, S.A. (“Oi”), our largest customer in Brazil, emerged from bankruptcy with a reorganization plan and is expected to resolve all of its pre-petition obligations. However, if Oi is unable to successfully fulfill its reorganization obligations or cannot operate its business on a go-forward basis, it could adversely affect our future results of operations.

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

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our deficit. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2018 and 2017.

	As of December 31,
	2018	2017

	(in thousands)
Total principal amount of indebtedness	$10,028,000	$9,405,000
Shareholders' deficit	$(3,376,823)	$(2,599,114)

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. For example, on March 9, 2018, we, through a New York common law trust, issued $640.0 million in Tower Securities, and on April 11, 2018, we secured a new $2.4 billion term loan, which contributed to the net $623.0  million increase of our total indebtedness during 2018.

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

Fluctuations in market interest rates or changes in central bank monetary policy may increase interest expense relating to our floating rate indebtedness, which we expect to incur pursuant to our Revolving Credit Facility and Term Loan, and may make it difficult to refinance our existing indebtedness at a commercially reasonable rate or at all. There is no guarantee that the future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

An increase in market interest rates would increase our interest expense arising on our existing and future floating rate indebtedness or upon refinancing of our fixed rate debt. Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility or Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the LIBOR rate. As of December 31, 2018, this represented approximately $2.7 billion, or 27.1% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, have recently increased and may increase in future periods. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, LIBOR is the subject of recent proposals for reform, which may cause LIBOR to disappear entirely or perform differently than in the past. The consequences of these developments cannot be predicted, but could result in an increase in the cost of our variable rate debt.

Furthermore, in an environment of increasing interest rates, it is likely that any future refinancing of our indebtedness will be either at fixed interest rates higher than our current fixed interest rates or at variable rates. We have and may continue to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. For example, on February 1, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of our 2018 Term Loan. We swapped $1.2 billion of notional value accruing interest at one month LIBOR plus 200 basis points for a fixed rate of 4.495% per annum. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Increasing competition in the tower industry may create pricing pressures or result in non-renewals that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. However, we believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However competitive pricing pressures for tenants on towers from competitors could materially and adversely affect our lease rates.  In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

In the site leasing business, we compete with:

•wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•national and regional tower companies who may be substantially larger and have greater financial resources than we do;

•international tower companies who have been in the international market for a longer period of time than we have; and

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

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these mid-sized tower transactions available in the U.S. and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. For example, in 2018, we passed on more U.S. acquisitions than we did in 2017 due to asset quality, price, or lease terms. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2019. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were approximately 18.2% during the year ended December 31, 2018, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•laws and regulations that dictate how we operate our towers and conduct business, including zoning, maintenance and environmental matters, and laws related to ownership of real property;

•changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•laws affecting telecommunications infrastructure including the sharing of such infrastructure;

•laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•changes to existing or new domestic or international tax laws, new or significantly increased municipal fees directed specifically at the ownership and operation of towers, which may be applied and enforced retroactively and could materially affect the profitability of our operations;

•expropriation and governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•restriction or revocation of spectrum licenses;

•laws and regulations governing our employee relations, including occupational health and safety matters and employee compensation and benefits matters;

•our ability to comply with, and the costs of compliance with, anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, and delays in the judicial process;

•challenges arising from less-developed infrastructure in certain markets;  and

•difficulty in recruiting and retaining trained personnel.

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. For example, we have a subsidiary in Argentina through which we operate our site leasing business. The Argentinean economy was deemed to be “highly inflationary” from a U.S. GAAP perspective as of the second quarter of 2018. As a result, we remeasured the financial statements for those operations to the U.S. dollar as of July 1, 2018. Although this change did not have a material impact on our financial statements as our assets in and revenue from Argentina were each less than 1% of consolidated assets and revenue, respectively, as of December 31, 2018, going forward, fluctuations in the Argentinean Peso to U.S. dollar exchange rate could negatively impact our financial results.

Currency fluctuations may negatively affect our results of operations.

Our operations in Central America and Ecuador are primarily denominated in U.S. Dollars. In Brazil, Canada, and Chile, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2018, approximately 19.3% of our total cash site leasing revenue was generated by our international operations, of which 13.9% was generated in non-U.S. dollar currencies, including 12.5% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future.  For example, the Brazilian Real has historically been subject to substantial volatility and weakened 12.0% when comparing the average rate for the years ended December 31, 2018 and 2017.  This trend has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements which permit one of our Brazilian entities to borrow amounts up to $1,250 million in U.S. Dollars. As of December 31, 2018, the aggregate outstanding balance under these agreements was $536.9 million. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real, our results of operations would be adversely affected. For the years ended December 31, 2018 and 2017, we recorded an $89.1 million loss and an $8.8 million loss, respectively, on the remeasurement of the intercompany loan due to changes in foreign currency exchange rates.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer’s business model may reduce the demand for our wireless infrastructure. In addition, as customers deploy increased capital to the development and implementation of new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure, or may result in the decommissioning of equipment on certain sites because portions of the customers’ networks may become redundant. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. The majority of our tower portfolio is comprised of traditional macro sites, and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Further, a customer may decide to no longer outsource wireless infrastructure or otherwise change its business model. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer’s business model may negatively impact our revenues or otherwise have a material adverse effect on us.  Any such event may have a disproportionate impact on our business as compared to our competitors whose portfolios may be more technologically and architecturally diversified than ours.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. In addition, the land underlying the 2,113 towers we acquired in 2013 from Oi, one of Brazil’s largest telecommunications providers, is subject to a concession from the Federal Republic of Brazil that expires in 2025.  At the end of the term, the Brazilian government will have the right to (1) renew the concession upon newly negotiated terms or (2) terminate the concession and take possession of the land and the tower on such land.  Although Oi has entered into a non-terminable lease with us for 35 years, if the concession is not renewed, our site leasing revenue from co-located tenants would terminate prior to the end of such lease. For the year ended December 31, 2018, we generated 10.0% of our total international site leasing revenue from these 2,113 towers of which 6.4% related to Oi and 3.6% represented revenue from co-located tenants.

As of December 31, 2018, the average remaining life under our ground leases, including renewal options under our control, was approximately 36 years, and approximately 7.9% of our tower structures have ground leases maturing in the next 10 years.  Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

A slowdown in demand for wireless communications services or delays or changes in the deployment or adoption of new technologies could materially and adversely affect our future growth and revenues, and we cannot control that demand.

Additional revenue growth on our towers other than through contractual escalators comes directly from additional investment by our wireless service provider customers in their networks. If consumers significantly reduce their minutes of use or data usage, or fail to widely adopt and use wireless data applications or new technologies, our wireless service provider customers could experience a decrease in demand for their services. In addition, delays or changes in the deployment of new technologies could further slow additional investment by our customers in their networks. There can be no assurance that 3G, 4G, including long-term evolution, advanced wireless service in certain bands, or other newer wireless technologies such as 5G will be deployed or adopted as rapidly as projected or implemented in the manner anticipated. The deployment of 3G in the United States experienced delays from the original projected timelines of the wireless and broadcast industries, the deployment of 4G in the United States has experienced delays and continued deployment of 4G in emerging markets could experience delays, and the deployment of 5G may experience similar delays. The demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated, particularly in certain of our international markets. Regardless of consumer demand, each wireless service provider must have substantial capital resources and capabilities to build out their wireless networks, including licenses for spectrum. In addition, our wireless service customers have engaged in increased use of network sharing, roaming or resale arrangements. As a result of all of the above, wireless service providers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business. These factors could also have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of new technologies may not be realized at the times or to the extent anticipated. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to fully recognize the anticipated benefits of towers that we acquire.

A key element of our growth strategy is to increase our tower portfolio through acquisitions. We are subject to a number of risks and uncertainties as a result of those acquisition activities. These activities may fail to achieve the benefits we expected from the acquisition or the acquired assets may not meet our internal guidelines for current and future returns, particularly if we are required to place greater reliance on the financial and operational representations and warranties of the sellers in individually material acquisitions.  The impact of these risks is further enhanced in acquisitions of towers in international markets, where it may be more challenging to analyze and verify all relevant information with respect to the assets being acquired.  These risks could adversely affect our revenues and results of operations.

In addition, acquisitions which would be material in the aggregate may exacerbate the risks inherent with our growth strategy, such as (1) an adverse financial impact if the acquired towers do not achieve the projected financial results, (2) the impact of unanticipated costs associated with the acquisitions on our results of operations, (3) increased demands on our cash resources that may impact our ability to explore other opportunities, (4) undisclosed and assumed liabilities that we may be unable to recover, (5) an adverse impact on our existing customer relationships, (6) additional expenses and exposure to new regulatory, political and economic risks, and (7) diversion of managerial attention.

The process of integrating any acquired towers into our operations is also subject to a number of risks and financial impacts, including unforeseen operating difficulties, large expenditures, diversion of management attention, the loss of key customers and/or personnel, our inability to retain or timely find suitable replacements for key employees and management needed to operate the acquired business, and exposure to unanticipated liabilities. These risks may be exacerbated in acquisitions of a material number of towers. There can be no assurance that we will be successful in integrating domestic and international acquisitions into our existing business.

The documents governing our indebtedness contain restrictive covenants that could adversely affect our business by limiting our flexibility.

The indentures governing the 2014 Senior Notes, the 2016 Senior Notes,  and the 2017 Senior Notes, the Senior Credit Agreement, and the agreement for the mortgage loan underlying the Tower Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each instrument limit our ability to:

•merge, consolidate or sell assets;

•make restricted payments, including pay dividends or make other distributions;

•enter into transactions with affiliates;

•enter into sale and leaseback transactions; and

•issue guarantees of indebtedness.

We are required to maintain certain financial ratios under the Senior Credit Agreement. The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Net Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter.

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

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. Although we have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Executive Vice President and President—International, Thomas P. Hunt, our Executive Vice President, Chief Administrative Officer and General Counsel, and Brendan T. Cavanagh, our Executive Vice President and Chief Financial Officer, these agreements do not ensure that those members will continue with us in their current capacity for any particular period of time. We do not have employment agreements with any of our other key personnel. If any of our key personnel were to leave or retire, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business, both in the U.S. and internationally. In the U.S., both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses and regulates wireless communications equipment, wireless radio stations, and radio and television broadcast stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation.

Tower owners may have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television broadcast stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including NEPA, NHPA and ESA. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. In our international operations, the impact of these zoning, permitting and related regulations and restrictive covenants on our new builds, co-locations and operations could be exacerbated as some of these markets may lack established permitting processes for towers, have inconsistencies between national and local regulations and have other barriers to timely construction and permitting of towers.  As a result, tower construction in some of our international markets may be delayed or halted or our acquired towers may not perform as anticipated. These factors could have a material adverse effect on our future growth and operations.

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

The issuance of equity securities and other associated transactions may increase the chance that we will have a future ownership change under Section 382 of the Internal Revenue Code of 1986 (“Code”). We may also have a future ownership change, outside of our control, caused by future equity transactions by our current shareholders. Depending on our market value at the time of such future ownership change, an ownership change under Section 382 could negatively impact our ability to utilize our NOLs and could result in us having to make additional cash distributions.

Our costs could increase and our revenues could decrease due to perceived health risks from RF energy.

The U.S. and other foreign governments impose requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the FCC, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. Our current policies provide no coverage for claims based on RF energy exposure. If we were subject to claims relating to exposure to RF energy, even if such claims were not ultimately found to have merit, our financial condition could be materially and adversely affected.

The recently adopted US tax legislation may result in additional tax liabilities that may affect our future results and profitability.

In December 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), that significantly revised the Code by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation and implementing a territorial tax system.

The Tax Act impacted our consolidated results of operations during the fourth quarter of 2017 and in 2018, and may impact our consolidated results of operations in future periods.  In particular, the transition tax resulted in a one-time income inclusion of $49.2 million related to previously unremitted earnings of certain non-U.S. subsidiaries, which we will elect to include in income over the next eight tax years. The inclusion will be offset by our existing NOLs to the extent possible during the eight-year recognition period. In addition, we recorded a one-time reduction to our deferred tax asset and offsetting valuation allowance in the amount of $25.5 million, $19.2 million related to the reduction of the U.S. corporate tax rate, and $6.3 million related to the new limitations on the deductibility of executive compensation.

Risks Related to Our Status as a REIT

Complying with the REIT requirements may cause us to liquidate assets or hinder our ability to pursue otherwise attractive asset acquisition opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, to qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including towers and certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary (“TRS”)) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets.

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

The Senior Credit Agreement, the mortgage loan agreement related to our securitization transactions and the indentures governing our 2014 Senior Notes, 2016 Senior Notes, and 2017 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the Senior Credit Agreement, our subsidiaries may make distributions to us to satisfy our REIT distribution requirements and additional amounts to distribute up to 100% of our REIT taxable income, so long as SBA Senior Finance II’s ratio of Consolidated Net Debt to Annualized Borrower EBITDA does not exceed 6.5 times for any fiscal quarter. In addition, under the mortgage loan agreement related to our securitization transactions, or Securitization, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. Finally, while the indentures governing the 2014 Senior Notes, 2016 Senior Notes, and 2017 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2014 Senior Notes, 2016 Senior Notes, or 2017 Senior Notes, as applicable, have not otherwise been accelerated.

If these limitations prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limitations do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax, and potentially the nondeductible 4% excise tax, on the retained amounts.

Our payment of cash distributions in the future is not guaranteed and the amount of any future cash distributions may fluctuate, which could adversely affect the value of our Class A common stock.

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2018,  $755.4  million of our federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited. We currently expect that we will utilize available NOLs to reduce all or a portion of our REIT taxable income and therefore we may not initially make any distributions, which may adversely affect the market value of our Class A common stock.

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on the gain recognized from a sale of assets occurring during our first five years as a REIT, up to the amount of the built-in gain that existed on January 1, 2016, which is based on the fair market value of those assets in excess of our tax basis in those assets as of January 1, 2016. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

Our use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 20%  (25% for taxable years beginning prior to December 31, 2017) of the value of our total assets, in each case, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT. If we continue our international expansion, we may have increased net income from TRSs, which may cause us to rise above these thresholds.

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

We began operating as a REIT in 2016, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

We began operating as a REIT in 2016 and may not be able to continue to operate successfully as a REIT. In addition, we are required to maintain substantial control systems and procedures in order to maintain our status as a REIT. We have also incurred additional legal, accounting and other expenses that we did not incur prior to operating as a REIT and our management and other personnel have devoted additional time to comply with these rules and regulations and controls required for continued compliance with the Code.  These factors may adversely affect our performance as a REIT. If our performance is adversely affected, it could affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. REIT ordinary income distributions are generally eligible for a 20% deduction to the extent distributed out of the REIT’s taxable income.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2018, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, is 36 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases are generally for an initial term of five years or more with multiple 5-year renewal periods, for a total of thirty years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2018, we had an average of 1.8 tenants per tower structure.

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

As of February 21, 2019,  there were 234 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock.  As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2018, $755.4  million of the federal NOLs  are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the board of directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the board of directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2018:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2018 - 10/31/2018	936,981	$151.55	936,981	$404,518,419
11/1/2018 - 11/30/2018	—	$—	—	$404,518,419
12/1/2018 - 12/31/2018	1,226,357	$163.08	1,226,357	$204,518,536
Total	2,163,338	$158.09	2,163,338	$204,518,536
(1)

On February 16, 2018, our Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the plan authorized on January 12, 2017. This plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Shares repurchased will be retired. This plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2018. The financial data for the fiscal years ended 2018,  2017,  2016,  2015, and 2014 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,740,434	$1,623,173	$1,538,070	$1,480,634	$1,360,202
Site development	125,261	104,501	95,055	157,840	166,794
Total revenues	1,865,695	1,727,674	1,633,125	1,638,474	1,526,996
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	372,296	359,527	342,215	324,655	301,313
Cost of site development	96,499	86,785	78,682	119,744	127,172
Selling, general, and administrative	142,526	130,697	143,349	114,951	103,317
Acquisition related adjustments and expenses	10,961	12,367	13,140	11,864	7,798
Asset impairment and decommission costs	27,134	36,697	30,242	94,783	23,801
Depreciation, accretion, and amortization	672,113	643,100	638,189	660,021	627,072
Total operating expenses	1,321,529	1,269,173	1,245,817	1,326,018	1,190,473
Operating income	544,166	458,501	387,308	312,456	336,523
Other income (expense):
Interest income	6,731	11,337	10,928	3,894	677
Interest expense	(376,217)	(323,749)	(329,171)	(322,366)	(292,600)
Non-cash interest expense	(2,640)	(2,879)	(2,203)	(1,505)	(27,112)
Amortization of deferred financing fees	(20,289)	(21,940)	(21,136)	(19,154)	(17,572)
Loss from extinguishment of debt, net	(14,443)	(1,961)	(52,701)	(783)	(26,204)
Other (expense) income, net	(85,624)	(2,418)	94,278	(139,137)	10,628
Total other expense	(492,482)	(341,610)	(300,005)	(479,051)	(352,183)
Income (loss) before provision for income taxes	51,684	116,891	87,303	(166,595)	(15,660)
Provision for income taxes	(4,233)	(13,237)	(11,065)	(9,061)	(8,635)
Net income (loss)	$47,451	$103,654	$76,238	$(175,656)	$(24,295)

Basic net income (loss) per common share	$0.41	$0.86	$0.61	$(1.37)	$(0.19)
Diluted net income (loss) per common share	$0.41	$0.86	$0.61	$(1.37)	$(0.19)
Weighted average common shares outstanding:
Basic	114,909	119,860	124,448	127,794	128,919
Diluted	116,515	121,022	125,144	127,794	128,919

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data	(audited) (in thousands)
Cash and cash equivalents	$143,444	$68,783	$146,109	$118,039	$39,443
Restricted cash - current	32,464	32,924	36,786	25,353	52,519
Property and equipment, net	2,786,355	2,812,346	2,792,076	2,782,353	2,762,417
Intangibles, net	3,331,465	3,598,131	3,656,924	3,735,413	4,189,540
Total assets	7,213,707	7,320,205	7,360,945	7,312,980	7,748,635
Total debt	9,938,553	9,310,686	8,775,583	8,452,070	7,768,309
Total shareholders' deficit	(3,376,823)	(2,599,114)	(1,995,921)	(1,706,144)	(660,801)

	For the year ended December 31,
	2018	2017	2016	2015	2014

Other Data	(audited) (in thousands)
Cash provided by (used in):
Operating activities	$850,618	$818,470	$742,525	$723,030	$674,340
Investing activities	(618,347)	(605,107)	(428,235)	(737,065)	(1,764,127)
Financing activities	(148,537)	(294,574)	(288,557)	75,751	995,298

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 98.0% of our total segment operating profit for the year ended December 31, 2018. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2018, we owned 29,578 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 9,700 actual or potential sites, approximately 500 of which were revenue producing as of December 31, 2018. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of December 31, 2018, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2018. In addition, as of December 31, 2018, approximately 28.9% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Verizon Wireless, Sprint, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

Ground leases are generally for an initial term of five years or more with multiple 5-year renewal periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of December 31, 2018, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil,  Canada,  and Chile, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

Cost of site leasing revenue primarily consists of:

•Rental payments on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance;

•Lease origination cost amortization; and

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

	For the year ended

Segment operating profit as a percentage of total	2018	2017	2016

Domestic site leasing	81.2%	81.8%	83.6%
International site leasing	16.8%	16.9%	15.1%
Total site leasing	98.0%	98.7%	98.7%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology.  We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2019, we expect organic site leasing revenue in both our domestic and international segments to increase over 2018 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology (e.g. iDEN, MetroPCS, Clearwire, and Cricket).

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2018, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 93% of our total revenue.

Site development projects in which we perform consulting services include contracts on a fixed price basis that are billed at contractual rates. Revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on our Consolidated Balance Sheets.

Revenue from construction projects is recognized over time, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Refer to Note 9 in our Consolidated Financial Statements included in this annual report for further detail of costs and estimated earnings in excess of billings on uncompleted contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The site development segment represents approximately 7% of our total revenues. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on our financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard had no impact to net income on an ongoing basis.

The accounts receivable balance for the years ended December 31, 2018 and 2017 was $111.0 million and $90.7 million, respectively, of which $27.1 and $20.8 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 18 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. The Company has adopted this standard as of January 1, 2019. This guidance will have a material impact on the Company’s consolidated balance sheet due to the recognition of lease liabilities for its ground leases of approximately $2.3 billion to $2.7 billion. Adoption of this guidance will not have a significant impact on the Company’s lease classification, a material impact on its consolidated statement of operations, or a notable impact on its liquidity. Additionally, the standard will have no impact on the Company’s debt-covenant compliance under its current agreements.

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results are not adjusted. The Company adopted this alternative transition method. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. The Company adopted this practical expedient in its accounting for leases.

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

Year Ended 2018 Compared to Year Ended 2017

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,400,095	$1,308,389	$—	$91,706	7.0%
International site leasing	340,339	314,784	(31,343)	56,898	18.1%
Site development	125,261	104,501	—	20,760	19.9%
Total	$1,865,695	$1,727,674	$(31,343)	$169,364	9.8%
Cost of Revenues
Domestic site leasing	$266,131	$260,826	$—	$5,305	2.0%
International site leasing	106,165	98,701	(10,795)	18,259	18.5%
Site development	96,499	86,785	—	9,714	11.2%
Total	$468,795	$446,312	$(10,795)	$33,278	7.5%
Operating Profit
Domestic site leasing	$1,133,964	$1,047,563	$—	$86,401	8.2%
International site leasing	234,174	216,083	(20,548)	38,639	17.9%
Site development	28,762	17,716	—	11,046	62.4%

Revenues

Domestic site leasing revenues increased  $91.7 million for the year ended December 31, 2018, as compared to the prior year, primarily due to (1) revenues from 462 towers acquired and 82 towers built since January 1, 2017 and (2)  organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and iDEN.

International site leasing revenues increased  $25.6 million for the year ended December 31, 2018, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $56.9 million. These changes were primarily due to (1) revenues from 2,279 towers acquired and 795 towers built since January 1, 2017, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 12.7% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $20.8 million for the year ended December 31, 2018, as compared to prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $86.4 million for the year ended December 31, 2018, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2017 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $18.1 million for the year ended December 31, 2018, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased  $38.6 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2017 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased  $11.0 million for the year ended December 31, 2018, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$72,879	$67,263	$—	$5,616	8.3%
International site leasing	27,082	24,320	(2,513)	5,275	21.7%
Total site leasing	$99,961	$91,583	$(2,513)	$10,891	11.9%
Site development	16,215	15,433	—	782	5.1%
Not identified by segment	26,350	23,681	—	2,669	11.3%
Total	$142,526	$130,697	$(2,513)	$14,342	11.0%

Selling, general, and administrative expenses increased  $11.8 million for the year ended December 31, 2018, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $14.3 million. These changes were primarily as a result of increases in personnel, salaries, benefits, and other support-related costs and non-cash compensation costs, partially offset by a decrease in the provision for doubtful accounts.

Acquisition Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$5,268	$8,171	$—	$(2,903)	(35.5%)
International site leasing	5,693	4,196	(295)	1,792	42.7%
Total	$10,961	$12,367	$(295)	$(1,111)	(9.0%)

Acquisition related adjustments and expenses  decreased  $1.4 million for the year ended December 31, 2018,  as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $1.1 million. These changes were primarily as a result of a decrease in third party acquisition and integration related costs compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$18,857	$29,523	$—	$(10,666)	(36.1%)
International site leasing	7,932	6,994	(277)	1,215	17.4%
Total site leasing	$26,789	$36,517	$(277)	$(9,451)	(25.9%)
Site Development	345	180	—	165	91.7%
Total	$27,134	$36,697	$(277)	$(9,286)	(25.3%)

Domestic site leasing asset impairment and decommission costs decreased $10.7 million for the year ended December 31, 2018, as compared to the prior year. This change was primarily as a result of a $10.2 million decrease in the impairment charge recorded on decommissioned towers and a $0.3 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

International site leasing asset impairment and decommission costs increased $0.9 million for the year ended December 31, 2018, as compared to the prior year. On a constant currency basis, international site leasing asset impairment and decommission costs increased  $1.2 million. These changes were primarily as a result of a $1.6 million increase in the impairment charge recorded on decommissioned towers, partially offset by a $0.7 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expense:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$511,823	$498,842	$—	$12,981	2.6%
International site leasing	151,570	135,155	(13,914)	30,329	22.4%
Total site leasing	$663,393	$633,997	$(13,914)	$43,310	6.8%
Site development	2,556	2,580	—	(24)	(0.9%)
Not identified by segment	6,164	6,523	—	(359)	(5.5%)
Total	$672,113	$643,100	$(13,914)	$42,927	6.7%
Depreciation, accretion, and amortization expense increased  $29.0 million for the year ended December 31, 2018, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased  $42.9 million. These changes were primarily due to additional domestic site leasing and international site leasing depreciation and amortization associated with an increase in the number of towers we acquired and built since January 1, 2017, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$525,137	$443,764	$—	$81,373	18.3%
International site leasing	41,897	45,418	(3,549)	28	0.1%
Total site leasing	$567,034	$489,182	$(3,549)	$81,401	16.6%
Site development	9,646	(477)	—	10,123	(2,122.2%)
Not identified by segment	(32,514)	(30,204)	—	(2,310)	7.6%
Total	$544,166	$458,501	$(3,549)	$89,214	19.5%

Domestic site leasing operating income increased  $81.4 million for the year ended December 31, 2018, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs and acquisition related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses.

International site leasing operating income decreased  $3.5 million for the year ended December 31, 2018, as compared to the prior year primarily due to the movement in foreign currency exchange rates.

Site development operating income increased  $10.1 million for the year ended December 31, 2018, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$6,731	$11,337	$(374)	$(4,232)	(37.3%)
Interest expense	(376,217)	(323,749)	(6)	(52,462)	16.2%
Non-cash interest expense	(2,640)	(2,879)	—	239	(8.3%)
Amortization of deferred financing fees	(20,289)	(21,940)	—	1,651	(7.5%)
Loss from extinguishment of debt, net	(14,443)	(1,961)	—	(12,482)	636.5%
Other (expense) income, net	(85,624)	(2,418)	(81,181)	(2,025)	(32.0%)
Total	$(492,482)	$(341,610)	$(81,561)	$(69,311)	20.8%

Interest income decreased  $4.6 million for the year ended December 31, 2018,  as compared to the prior year. On a constant currency basis, interest income decreased  $4.2 million. These changes were primarily due to a lower amount of interest bearing deposits held in Brazil and lower effective interest rates on those deposits as compared to the prior year.

Interest expense increased  $52.5 million, on an actual and constant currency basis, for the year ended December 31, 2018, as compared to the prior year, due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Non-cash interest expense decreased  $0.2 million for the year ended December 31, 2018, as compared to the prior year, primarily due to lower amounts of amortization of the discount related to the repayment of the 2014 Term Loan and 2015 Term Loan in April 2018, partially offset by higher amounts of amortization of the discount related to the issuance of the 2018 Term Loan in April 2018.

Amortization of deferred financing fees decreased  $1.7 million for the year ended December 31, 2018, as compared to the prior year, primarily resulting from the repayment of the 2013-1C Tower Securities in March 2018, 2013-1D Tower Securities in March 2018, 2014 Term Loan in April 2018, and 2015 Term Loan in April 2018, partially offset by the issuance of the 2018-1C Tower Securities in March 2018 and the incurrence of the 2018 Term Loan in April 2018.

Loss from extinguishment of debt was $14.4 million for the year ended December 31, 2018 due to the write-off of the unamortized financing fees associated with the repayment of the 2013-1C Tower Securities and 2013-1D Tower Securities in March 2018, as well as the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2014 Term Loan and 2015 Term Loan in April 2018. Loss from extinguishment of debt was $2.0 million for the year ended December 31, 2017 due to the write-off of unamortized financing costs associated with the repayment of the 2012-1C Tower Securities in April 2017.

Other (expense) income, net includes an $89.1 million loss on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the year ended December 31, 2018, while the prior year period included an $8.8 million loss.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(4,233)	$(13,237)	$31,608	$(22,604)	170.8%

Provision for income taxes decreased $9.0 million for the year ended December 31, 2018, as compared to the prior year. On a constant currency basis, provision for income taxes increased $22.6 million. These changes were primarily due to a $12.0 million Brazilian deferred tax provision and a $6.2 million accrual for deferred taxes related to the partial reversal of the permanent reinvestment on foreign earnings.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$47,451	$103,654	$(53,502)	$(2,701)	(2.4%)

Net income decreased $56.2 million for the year ended December 31, 2018,  as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact), an increase in interest expense, and an increase in the loss from extinguishment of debt, partially offset by an increase in operating income.

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

Revenues

Domestic site leasing revenues increased  $34.5 million for the year ended December 31, 2017, as compared to the prior year, due largely to (1) revenues from 438 towers acquired and 97 towers built since January 1, 2016 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Clearwire, and Cricket.

International site leasing revenues increased  $50.6 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $33.2 million. These changes were primarily due to (1) revenues from 1,518 towers acquired and 739 towers built since January 1, 2016, (2) organic site leasing growth from new leases and contractual escalators, and (3) an increase in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 13.4% of total site leasing revenue for the period.  No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased  $9.4 million for the year ended December 31, 2017,  as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased  $34.6 million for the year ended December 31, 2017, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2016 and organic site leasing growth as noted above,  (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

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

Acquisition related adjustments and expenses decreased  $0.8 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, acquisition related adjustments and expenses decreased  $1.0 million. These changes were primarily as a result of changes in our estimated pre-acquisition contingencies as compared to the prior year period and a reduction in third party acquisition costs expensed in 2017 as compared to 2016.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$29,523	$26,073	$—	$3,450	13.2%
International site leasing	6,994	1,824	318	4,852	266.0%
Total site leasing	$36,517	$27,897	$318	$8,302	29.8%
Site development	180	—	—	180	—%
Not identified by segment	—	2,345	—	(2,345)	—%
Total	$36,697	$30,242	$318	$6,137	20.3%

Asset impairment and decommission costs increased $6.5 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $6.1 million. These changes were primarily as a result of an $8.9 million gain on the sale of fiber assets recorded in the prior year period, partially offset by a $2.3 million decrease in write-off and disposal costs related to our former corporate headquarters building.

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

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$11,337	$10,928	$711	$(302)	(2.8%)
Interest expense	(323,749)	(329,171)	(2)	5,424	(1.6%)
Non-cash interest expense	(2,879)	(2,203)	—	(676)	30.7%
Amortization of deferred financing fees	(21,940)	(21,136)	—	(804)	3.8%
Loss from extinguishment of debt, net	(1,961)	(52,701)	—	50,740	(96.3%)
Other (expense) income, net	(2,418)	94,278	(99,624)	2,928	3.1%
Total	$(341,610)	$(300,005)	$(98,915)	$57,310	(19.1%)

Interest income increased  $0.4 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, interest income decreased  $0.3 million. These changes were primarily due to a lower average interest rate offset by a higher amount of interest bearing deposits held in Brazil as compared to the prior year.

Interest expense decreased  $5.4 million, on an actual and constant currency basis, for the year ended December 31, 2017, as compared to the prior year, due to the lower weighted average interest rate on debt, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year. The decrease primarily resulted from the repayment of the 2010-2C Tower Securities in July 2016, the 5.75% Senior Notes in August 2016, the 5.625% Senior Notes in October 2016, and the 2012-1C Tower Securities in April 2017, partially offset by the issuance of the 2016-1C Tower Securities in July 2016, 2016 Senior Notes in August 2016, 2017-1C Tower Securities in April 2017, 2017 Senior Notes in October 2017, and a higher average balance outstanding on the Revolving Credit Facility in 2017.

Non-cash interest expense increased  $0.7 million for the year ended December 31, 2017,  as compared to the prior year,  primarily due to the amortization of the discount related to the 2016 Senior Notes issued in August 2016.

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

Provision for income taxes increased $2.2 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, provision for income taxes increased $2.1 million. These changes were primarily due to an increase in state tax provisions from becoming a taxpayer in additional jurisdictions.

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

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates and the Oi reserve recorded in the second quarter of 2016. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations.  We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of the remeasurement of our intercompany loans. In addition, we believe that excluding the Oi reserve, which represents a $16.5 million one-time provision for doubtful accounts recorded in 2016, provides management and investors the ability to better analyze our core results without the impact of what we believe is a non-recurring event.

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

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2018	2017	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$47,451	$103,654	$(53,502)	$(2,701)	(2.4%)
Non-cash straight-line leasing revenue	(18,643)	(16,419)	877	(3,101)	18.9%
Non-cash straight-line ground lease expense	26,212	30,850	1	(4,639)	(15.0%)
Non-cash compensation	42,327	38,249	(534)	4,612	12.1%
Loss from extinguishment of debt, net	14,443	1,961	—	12,482	636.5%
Other expense (income), net	85,624	2,418	81,181	2,025	32.0%
Acquisition related adjustments and expenses	10,961	12,367	(295)	(1,111)	(9.0%)
Asset impairment and decommission costs	27,134	36,697	(277)	(9,286)	(25.3%)
Interest income	(6,731)	(11,337)	374	4,232	(37.3%)
Interest expense (1)	399,146	348,568	6	50,572	14.5%
Depreciation, accretion, and amortization	672,113	643,100	(13,914)	42,927	6.7%
Provision for income taxes (2)	5,035	14,026	(31,611)	22,620	161.3%
Adjusted EBITDA	$1,305,072	$1,204,134	$(17,694)	$118,632	9.9%

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2017	2016	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$103,654	$76,238	$(96,507)	$123,923	162.5%
Non-cash straight-line leasing revenue	(16,419)	(31,650)	(1,110)	16,341	(51.6%)
Non-cash straight-line ground lease expense	30,850	34,708	140	(3,998)	(11.5%)
Non-cash compensation	38,249	32,915	129	5,205	15.8%
Loss from extinguishment of debt, net	1,961	52,701	—	(50,740)	(96.3%)
Other expense (income), net	2,418	(94,278)	99,624	(2,928)	(3.1%)
Acquisition related adjustments and expenses	12,367	13,140	211	(984)	(7.5%)
Asset impairment and decommission costs	36,697	30,242	318	6,137	20.3%
Interest income	(11,337)	(10,928)	(711)	302	(2.8%)
Interest expense (1)	348,568	352,510	2	(3,944)	(1.1%)
Depreciation, accretion, and amortization	643,100	638,189	7,457	(2,546)	(0.4%)
Provision for income taxes (2)	14,026	12,708	(45)	1,363	10.7%
Adjusted EBITDA	1,204,134	1,106,495	9,508	88,131	8.0%
Oi reserve	—	16,498	—	(16,498)	—%
Adjusted EBITDA excl. the Oi reserve	$1,204,134	$1,122,993	$9,508	$71,633	6.4%

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $802,  $789, and $1,643 of franchise and gross receipts taxes for the year ended 2018,  2017, and 2016, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $100.9 million for the year ended December 31, 2018,  as compared to the prior year. On a constant currency basis, adjusted EBITDA increased  $118.6 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Adjusted EBITDA increased  $81.1 million for the year ended December 31, 2017, as compared to the prior year. On a constant currency basis, adjusted EBITDA, excluding the Oi reserve, increased  $71.6 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2018	2017	2016

Summary cash flow information	(in thousands)
Cash provided by operating activities	$850,618	$818,470	$742,525
Cash used in investing activities	(618,347)	(605,107)	(428,235)
Cash used in financing activities	(148,537)	(294,574)	(288,557)
Change in cash, cash equivalents, and restricted cash	83,734	(81,211)	25,733
Effect of exchange rate changes on cash, cash equiv.,	(9,729)	(464)	13,618
and restricted cash
Cash, cash equiv., and restr. cash, beginning of year	104,295	185,970	146,619
Cash, cash equiv., and restr. cash, end of year	$178,300	$104,295	$185,970

Operating Activities

Cash provided by operating activities was $850.6 million for the year ended December 31, 2018 as compared to $818.5 million for the year ended December 31, 2017. The increase was primarily due to an increase in segment operating profit, partially offset by an increase in cash interest payments, an increase in selling, general, and administrative expenses, an increase in cash outflows associated with working capital changes, and lower interest income earned on interest bearing deposits.

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

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2018	2017	2016

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$406,699	$392,902	$214,686
Construction and related costs on new builds	65,553	68,790	69,407
Augmentation and tower upgrades	49,372	43,028	38,123
Land buyouts and other assets (2)	45,130	48,645	62,149
Tower maintenance	29,640	30,091	27,718
General corporate	5,247	5,135	4,734
Total cash capital expenditures	$601,641	$588,591	$416,817

(1)The year ended December 31, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.

(2)Excludes $24.3 million, $18.8 million, and $14.1 million spent to extend ground lease terms for the years ended December 31, 2018,  2017, and 2016,  respectively.

Subsequent to December 31, 2018, we acquired 27 towers and related assets for $10.7 million in cash.

For 2019, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.0 million to $42.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $225.0 million to $245.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended
	December 31, 2018	December 31, 2017

	(in thousands)
Borrowings under Revolving Credit Facility	$1,120,000	$525,000
Repayments under Revolving Credit Facility	(835,000)	(875,000)
Repayment of Term Loans	(1,947,000)	(20,000)
Proceeds from Term Loans, net of fees	2,377,218	—
Proceeds from Senior Notes, net of fees and original issue discount	—	741,108
Proceeds from issuance of Tower Securities, net of fees	631,466	749,764
Repayment of Tower Securities	(755,000)	(610,000)
Repurchase and retirement of common stock (1)	(795,581)	(854,534)
Other financing activities	55,360	49,088
Net cash used in financing activities	$(148,537)	$(294,574)

(1)

On February 16, 2018, our Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the plan authorized on January 12, 2017. During the year ended December 31, 2018, we repurchased 5.0 million shares of our Class A common stock under the stock repurchase plan authorized on February 16, 2018 for $795.5 million at a weighted average price per share of $159.87. During the year ended December 31, 2017, we repurchased 5.8 million shares of our Class A common stock under the previous stock repurchase plan dated June 4, 2015 for $850.0 million at a weighted average price per share of $146.17, and we further repurchased $4.4 million of our Class A common stock under the previous stock repurchase plan dated June 4, 2015. As of the date of this filing, we had $204.5 million of authorization remaining under the current stock repurchase plan. For additional information, refer to ITEM 5. Issuer Purchases of Equity Securities.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2018,  we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2018, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Net Debt (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

The Senior Credit Agreement, as amended, permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Net Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Revolving Credit Facility under the Senior Credit Agreement

As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.25 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 175.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 75.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.20% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, April 11, 2023. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

During the year ended December 31, 2018, we borrowed $1.1  billion and repaid $835.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2018, the balance outstanding under the Revolving Credit Facility was $325.0 million accruing interest at 4.38% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of December 31, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2018, we repaid $120.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $205.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021. The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. We incurred deferred financing fees of approximately $14.1 million in relation to this transaction which were being amortized through the maturity date.

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

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2018, the 2018 Term Loan was accruing interest at 4.53% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the year ended December 31, 2018, we repaid an aggregate of $12.0 million of principal on the 2018 Term Loan. As of December 31, 2018, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of our 2018 Term Loan. We swapped $1.2 billion of notional value accruing interest at one month LIBOR plus 200 basis points for a fixed rate of 4.495% per annum.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2013-2C Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, and 2018-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,426 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, and Secured Tower Revenue Securities Series 2018-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, and Secured Tower Revenue Securities Series 2018-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (1) 5% and (2) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

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

2012-1C Tower Securities

On August 9, 2012, we, through a New York common law trust (the “Trust”), issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”), which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.
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

In connection with the issuance of the 2018-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $640.0 million and (2) the Borrowers became jointly and severally liable for the aggregate $4.7 billion borrowed under the mortgage loan corresponding to the 2013-2C Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, and the newly issued 2018-1C Tower Securities.

Debt Covenants

As of December 31, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes is due semi-annually on January 15 and July 15 of each year. We incurred financing fees of $11.6 million in relation to this transaction which are being amortized through the maturity date.

The 2014 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem the 2014 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: July 15, 2019 at 101.219% or July 15, 2020 until maturity at 100.000% of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

Debt Service

As of December 31, 2018, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended December 31, 2019 based on the amounts outstanding as of December 31, 2018 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-1C Tower Securities (1)	941,261
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
Revolving Credit Facility	16,539
2018 Term Loan (2)	131,769
Total debt service for the next 12 months	$1,338,415

(1)

The anticipated repayment date and the final maturity date for the 2014-1C Tower Securities is October 8, 2019 and October 11, 2044, respectively. Interest expense included above is through the anticipated repayment date.

(2)

On February 1, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of our 2018 Term Loan. We swapped $1.2 billion of notional value accruing interest at one month LIBOR plus 200 basis points for a fixed rate of 4.495% per annum. Including the impact of the interest rate swap, the estimate of our debt service requirement based on the amounts outstanding for the 2018 Term Loan as of December 31, 2018 would have been $131,352.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter

	(in thousands)
Principal payments of debt	$944,000	$524,000	$724,000	$2,284,000	$1,564,000	$3,988,000
Interest payments (1)	394,413	368,655	345,200	292,171	196,488	207,919
Operating leases	237,730	239,208	241,090	242,320	243,476	3,675,859
Capital leases	883	482	303	86	—	—
Employment agreements	2,725	2,725	1,775	—	—	—
Total contractual obligations	$1,579,751	$1,135,070	$1,312,368	$2,818,577	$2,003,964	$7,871,778

(1)Represents interest payments based on the 2013-2C Tower Securities interest rate of 3.722%, the 2014-1C Tower Securities interest rate of 2.898%, the 2014-2C Tower Securities interest rate of 3.869%, the 2015-1C Tower Securities interest rate of 3.156%, the 2016-1C Tower Securities interest rate of 2.877%, the 2017-1C Tower Securities interest rate of 3.168%, the 2018-1C Tower Securities interest rate of 3.448%, the 2018 Term Loan at an interest rate of 4.53% as of December 31, 2018,  the Revolving Credit Facility at an average interest rate of 4.38% as of December 31, 2018, the 2014 Senior Notes interest rate of 4.875%, the 2016 Senior Notes interest rate of 4.875%, and the 2017 Senior Notes interest rate of 4.000%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$750,000	$—	$—	$750,000	$735,000
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,034,000
2017 Senior Notes	—	—	—	750,000	—	—	750,000	712,500
2013-2C Tower Securities (1)	—	—	—	—	575,000	—	575,000	569,164
2014-1C Tower Securities (1)	920,000	—	—	—	—	—	920,000	914,241
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	609,665
2015-1C Tower Securities (1)	—	500,000	—	—	—	—	500,000	496,640
2016-1C Tower Securities (1)	—	—	700,000	—	—	—	700,000	691,432
2017-1C Tower Securities (1)	—	—	—	760,000	—	—	760,000	744,496
2018-1C Tower Securities (1)	—	—	—	—	640,000	—	640,000	641,478
Revolving Credit Facility	—	—	—	—	325,000	—	325,000	325,000
2018 Term Loan	24,000	24,000	24,000	24,000	24,000	2,268,000	2,388,000	2,262,630
Total debt obligation	$944,000	$524,000	$724,000	$2,284,000	$1,564,000	$3,988,000	$10,028,000	$9,736,246

(1)The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

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

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including a four-year interest rate swap on a portion of our 2018 Term Loan entered into on February 1, 2019. We swapped $1.2 billion of notional value accruing interest at one month LIBOR plus 200 basis points for a fixed rate of 4.495% per annum. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, and Chile, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2018, approximately 13.3% of our revenues and approximately 16.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2018. As of December 31, 2018, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.5%, respectively, for the year ended December 31, 2018.

As of December 31, 2018, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2018 would have resulted in approximately $53.6 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2018.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, the demand for our towers, the future capital investments of our customers, the trends developing in our industry, and competitive factors;

•our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•our intent to grow our tower portfolio domestically and internationally and expand through acquisitions, new builds and organic lease up on existing towers;

•our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers increase their use of our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•our expectation regarding site leasing revenue growth, on an organic basis, in our domestic and international segments, and the drivers of such growth;

•our focus on our site leasing business and belief that our site leasing business is characterized by stable and long-term recurring revenues, reduced exposure to changes in customer spending, predictable operating costs, and minimal non-discretionary capital expenditures;

•our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;

•our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•our expectations regarding churn rates;

•our election to be subject to tax as a REIT and our intent to continue to operate as a REIT;

•our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;

•our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;

•our expectations regarding the use of NOLs to reduce REIT taxable income;

•our expectations regarding our capital allocation strategy, including future allocation decisions between stock repurchases and portfolio growth, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

•our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•our expectations regarding our business strategies, including our strategy for securing rights to the land underlying our towers, and the impact of such strategies on our financial and operational results;

•our intended use of our liquidity;

•our intent to maintain our target leverage levels;

•our expectations regarding our debt service in 2019 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•the impact of consolidation among wireless service providers, including the potential impact of the proposed merger between Sprint and T-Mobile if consummated, on our leasing revenue;

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

•the impact of rising interest rates on our results of operations and our ability to refinance our existing indebtedness at commercially reasonable rates or at all;

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and Subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of  December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investors – Governance – Governance Documents.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30,  2019.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30,  2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30,  2019.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2018:

Equity Compensation Plan Information
As of December 31, 2018
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	5,140	(1)	$107.29	6,517
Equity compensation plans not approved by
security holders	—			—
Total	5,140		$107.29	6,517
(1)

Included in the number of securities in column (a) is 322,784 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $114.48.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30,  2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30, 2019.

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

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
29,578 sites	(1)	$7,428,000	(2)	(3)	(3)	$5,561,005 (4)	$(2,868,507)	Various	Various	Up to 20 years
(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(2)	As of December 31, 2018, certain assets secure debt of $7.4 billion.
(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)	Does not include those sites under construction.

	2018	2017	2016

	(in thousands)
Gross amount at beginning	$5,340,858	$5,079,660	$4,839,874
Additions during period:
Acquisitions (1)	131,686	112,979	72,456
Construction and related costs on new builds	54,237	70,361	58,143
Augmentation and tower upgrades	49,201	43,288	37,861
Land buyouts and other assets	37,032	41,657	44,574
Tower maintenance	30,048	29,391	28,257
Other (2)	—	—	45,829
Total additions	302,204	297,676	287,120
Deductions during period:
Cost of real estate sold or disposed	(1,083)	(1,027)	(12,842)
Impairment	(17,130)	(34,101)	(34,492)
Other (2)	(63,844)	(1,350)	—
Total deductions	(82,057)	(36,478)	(47,334)
Balance at end	$5,561,005	$5,340,858	$5,079,660
(1)	Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.
(2)	Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2018	2017	2016

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(2,627,841)	$(2,396,587)	$(2,160,530)
Additions during period:
Depreciation	(257,469)	(248,818)	(254,982)
Other (1)	(25)	—	(5,557)
Total additions	(257,494)	(248,818)	(260,539)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	4,392	17,051	24,482
Other (1)	12,436	513	—
Total deductions	16,828	17,564	24,482
Balance at end	$(2,868,507)	$(2,627,841)	$(2,396,587)
(1)	Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

(3)       Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
2.1	Agreement and Plan of Merger, by and between SBA Communications Corporation and SBA Communications REIT Corporation, dated November 10, 2016.	8-K	01/17/17
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17
4.15A	Form of Senior Indenture.	S-3ASR (333-223449)	03/05/18
4.16A	Form of Subordinated Indenture.	S-3ASR (333-223449)	03/05/18
4.24	Indenture, dated July 1, 2014, between SBA Communications Corporation and U.S. Bank National Association.	8-K	07/01/14
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

10.7B

2018 Refinancing Amendment, dated as of April 11, 2018, among SBA Senior Finance II LLC, as borrower, the banks and other financial institutions or entities party hereto as refinancing revolving lenders, continuing term lenders, additional term lenders or incremental amended term lenders and Toronto Dominion (Texas) LLC, as administrative agent and issuing lender.

		8-K	04/11/18
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
10.12D

Fourth Loan and Security Agreement Supplement, dated as of March 9, 2018, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	03/15/18
10.16	Purchase Agreement, dated April 4, 2017, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	04/07/17
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

		8-K	Quarter ended September 30, 2017
10.19	Purchase Agreement, dated February 16, 2018, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	02/22/18
10.35G	Employment Agreement, dated August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-Q	Quarter ended September 30, 2017
10.35H	Amendment to Employment Agreement, effective as of August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops.†*	10-K	Year ended December 31, 2017
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.50A

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2016
10.57F	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Kurt L. Bagwell.†*
10.58F	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Thomas P. Hunt.†*
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85E	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Brendan T. Cavanagh.†*
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 28, 2019
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 28, 2019
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	February 28, 2019
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 28, 2019
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 28, 2019
Brian C. Carr

/s/ Mary S. Chan	Director	February 28, 2019
Mary S. Chan

/s/ Duncan H. Cocroft	Director	February 28, 2019
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 28, 2019
George R. Krouse Jr.

/s/ Jack Langer	Director	February 28, 2019
Jack Langer

/s/ Kevin L. Beebe	Director	February 28, 2019
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boca Raton, Florida

February 28, 2019

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$143,444	$68,783
Restricted cash	32,464	32,924
Accounts receivable, net	111,035	90,673
Costs and estimated earnings in excess of billings on uncompleted contracts	23,785	17,437
Prepaid expenses and other current assets	63,126	49,716
Total current assets	373,854	259,533
Property and equipment, net	2,786,355	2,812,346
Intangible assets, net	3,331,465	3,598,131
Other assets	722,033	650,195
Total assets	$7,213,707	$7,320,205
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$34,308	$33,334
Accrued expenses	63,665	69,862
Current maturities of long-term debt	941,728	20,000
Deferred revenue	108,054	97,969
Accrued interest	48,722	48,899
Other current liabilities	9,802	8,841
Total current liabilities	1,206,279	278,905
Long-term liabilities:
Long-term debt, net	8,996,825	9,290,686
Other long-term liabilities	387,426	349,728
Total long-term liabilities	9,384,251	9,640,414
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outst.	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 112,433 and 116,446 shares issued and outstanding at December 31, 2018
and December 31, 2017, respectively	1,124	1,164
Additional paid-in capital	2,270,326	2,167,470
Accumulated deficit	(5,136,368)	(4,388,288)
Accumulated other comprehensive loss, net	(511,905)	(379,460)
Total shareholders' deficit	(3,376,823)	(2,599,114)
Total liabilities and shareholders' deficit	$7,213,707	$7,320,205

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2018	2017	2016
Revenues:
Site leasing	$1,740,434	$1,623,173	$1,538,070
Site development	125,261	104,501	95,055
Total revenues	1,865,695	1,727,674	1,633,125
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	372,296	359,527	342,215
Cost of site development	96,499	86,785	78,682
Selling, general, and administrative	142,526	130,697	143,349
Acquisition related adjustments and expenses	10,961	12,367	13,140
Asset impairment and decommission costs	27,134	36,697	30,242
Depreciation, accretion, and amortization	672,113	643,100	638,189
Total operating expenses	1,321,529	1,269,173	1,245,817
Operating income	544,166	458,501	387,308
Other income (expense):
Interest income	6,731	11,337	10,928
Interest expense	(376,217)	(323,749)	(329,171)
Non-cash interest expense	(2,640)	(2,879)	(2,203)
Amortization of deferred financing fees	(20,289)	(21,940)	(21,136)
Loss from extinguishment of debt, net	(14,443)	(1,961)	(52,701)
Other (expense) income, net	(85,624)	(2,418)	94,278
Total other expense, net	(492,482)	(341,610)	(300,005)
Income before provision for income taxes	51,684	116,891	87,303
Provision for income taxes	(4,233)	(13,237)	(11,065)
Net income	$47,451	$103,654	$76,238
Net income per common share:
Basic	$0.41	$0.86	$0.61
Diluted	$0.41	$0.86	$0.61
Weighted average common shares outstanding:
Basic	114,909	119,860	124,448
Diluted	116,515	121,022	125,144

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	For the year ended December 31,
	2018	2017	2016
Net income	$47,451	$103,654	$76,238
Foreign currency translation adjustments	(132,445)	(9,276)	131,861
Comprehensive (loss) income	$(84,994)	$94,378	$208,099

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2015	125,743	$1,257	$1,962,713	$(3,168,069)	$(502,045)	$(1,706,144)
Net income	—	—	—	76,238	—	76,238
Common stock issued in connection with
stock purchase/option plans	602	6	14,404	—	—	14,410
Non-cash stock compensation	—	—	33,403	—	—	33,403
Repurchase and retirement of common stock	(5,341)	(53)	—	(545,636)	—	(545,689)
Foreign currency translation adjustments	—	—	—	—	131,861	131,861
BALANCE, December 31, 2016	121,004	1,210	2,010,520	(3,637,467)	(370,184)	(1,995,921)
Net income	—	—	—	103,654	—	103,654
Common stock issued in connection with
stock purchase/option plans	812	8	54,798	—	—	54,806
Non-cash stock compensation	—	—	38,844	—	—	38,844
Common stock issued in connection with
acquisitions	488	5	63,308	—	—	63,313
Repurchase and retirement of common stock	(5,858)	(59)	—	(854,475)	—	(854,534)
Foreign currency translation adjustments	—	—	—	—	(9,276)	(9,276)
BALANCE, December 31, 2017	116,446	1,164	2,167,470	(4,388,288)	(379,460)	(2,599,114)
Net income	—	—	—	47,451	—	47,451
Common stock issued in connection with
stock purchase/option plans	962	10	59,716	—	—	59,726
Non-cash stock compensation	—	—	43,140	—	—	43,140
Repurchase and retirement of common stock	(4,975)	(50)	—	(795,531)	—	(795,581)
Foreign currency translation adjustments	—	—	—	—	(132,445)	(132,445)
BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,451	$103,654	$76,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	672,113	643,100	638,189
Non-cash asset impairment and decommission costs	26,192	32,423	25,693
Non-cash compensation expense	42,327	38,249	32,915
Amortization of deferred financing fees	20,289	21,940	21,136
Loss (gain) on remeasurement of U.S. denominated intercompany loan	89,101	8,754	(90,030)
Provision for doubtful accounts	551	2,909	22,516
Loss from extinguishment of debt, net	14,087	1,961	52,701
Other non-cash items reflected in the Statements of Operations	(14,586)	(4,850)	(1,225)
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(29,427)	(20,893)	(7,270)
Prepaid expenses and other assets	(38,040)	(16,888)	(40,289)
Accounts payable and accrued expenses	(3,021)	3,555	(10,516)
Other liabilities	23,581	4,556	22,467
Net cash provided by operating activities	850,618	818,470	742,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(451,829)	(441,547)	(276,835)
Capital expenditures	(149,812)	(147,044)	(139,982)
Purchase of investments	(156,983)	(397)	(100)
Proceeds from sale of investments	150,890	231	712
Other investing activities	(10,613)	(16,350)	(12,030)
Net cash used in investing activities	(618,347)	(605,107)	(428,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	1,120,000	525,000	580,000
Repayments under Revolving Credit Facility	(835,000)	(875,000)	(190,000)
Repayment of Term Loans	(1,947,000)	(20,000)	(20,000)
Proceeds from issuance of Term Loans, net of fees	2,377,218	—	—
Payment for the redemption of 5.625% Senior Notes	—	—	(514,065)
Payment for the redemption of 5.75% Senior Notes	—	—	(825,795)
Proceeds from issuance of Senior Notes, net of fees	—	741,108	1,078,123
Proceeds from issuance of Tower Securities, net of fees	631,466	749,764	690,475
Repayment of Tower Securities	(755,000)	(610,000)	(550,000)
Repurchase and retirement of common stock	(795,581)	(854,534)	(545,689)
Other financing activities	55,360	49,088	8,394
Net cash used in financing activities	(148,537)	(294,574)	(288,557)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,729)	(464)	13,618
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	74,005	(81,675)	39,351
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	104,295	185,970	146,619
End of year	$178,300	$104,295	$185,970

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2018	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$376,628	$319,562	$338,409
Income taxes	$21,645	$14,653	$9,655

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$1,039	$254	$1,386
Common stock issued in connection with acquisitions	$—	$63,313	$—

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

As of December 31, 2018, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, and Peru. Space on these towers is leased primarily to wireless service providers. As of December 31, 2018, the Company owned and operated 29,578 towers of which 16,263 are domestic and 13,315 are international.

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

The Company accounts for its investments in privately held companies under the equity method. The Company evaluates its investments for impairment at least annually. The Company determines the fair value of its investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2018,  2017, and 2016.

During the years ended December 31, 2018 and 2017, the Company received proceeds related to the sale or maturity of investments of $150.9 million and $0.2 million, respectively. During the year ended December 31, 2018 and 2017, no gain or loss was recorded related to the sale or maturity of investments. The proceeds are reflected in Net cash used in investing activities on the Consolidated Statements of Cash Flows. The aggregate carrying value of the Company’s investments was approximately $14.6 million and $8.6 million as of December 31, 2018 and 2017, respectively, and is classified within prepaid and other current assets and other assets on the Company’s consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.9 million, $1.1 million, and $1.0 million of interest cost was capitalized in 2018,  2017 and 2016, respectively.

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

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $11.3 million, $11.0 million, and $10.2 million in 2018,  2017, and 2016, respectively. Amortization expense was $12.2 million, $13.1 million, and $11.3 million for the years ended December 31, 2018,  2017 and 2016, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, unamortized deferred lease costs were $27.0 million and $27.7 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, which changed how deferred lease costs are calculated. Refer to “Recent Accounting Pronouncements Not Yet Adopted” for further changes related to the adoption of this guidance.

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

The Company records an impairment charge when an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower and related intangible. If the future undiscounted cash flows are lower than the carrying value of the investment in the tower and related intangible, the Company calculates future discounted cash flows and compares those amounts to the carrying value. The Company records an impairment charge for any amounts lower than the carrying value. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge.

The Company recognized impairment charges of $27.1 million, $36.7 million, and $30.2 million for the years ended December 31, 2018,  2017 and 2016, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 93% of the Company’s total revenues.

Site development projects in which the Company performs consulting services include contracts on a fixed price basis that are billed at contractual rates. Revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Consolidated Balance Sheets.

Revenue from construction projects is recognized over time, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Refer to Note 9 for further detail of costs and estimated earnings in excess of billings on uncompleted contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The site development segment represents approximately 7% of the Company’s total revenues. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on the Company’s financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard will have no impact to net income on an ongoing basis.

The accounts receivable balance was $111.0 million and $90.7 million as of December 31, 2018 and 2017, respectively, of which $27.1 million and $20.8 million related to the site development segment as of December 31, 2018 and 2017, respectively. Refer to Note 18 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts:

	For the year ended December 31,
	2018	2017	2016

	(in thousands)
Beginning balance	$26,481	$24,518	$1,681
Provision for doubtful accounts	551	2,909	22,516
Write-offs, net of recoveries	(591)	(647)	(614)
Currency translation adjustment	(2,561)	(299)	935
Ending balance	$23,880	$26,481	$24,518

On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Prior to the filing of the reorganization petition, Oi was current in all payment obligations to the Company through April 30, 2016. Due to the uncertainty surrounding the recoverability of amounts owed by Oi relating to services provided prior to the date of Oi’s petition, the Company has recorded a $16.5 million bad debt provision (the “Oi reserve”) which covers amounts owed or potentially owed by Oi as of the filing date. The Oi reserve was recorded in Selling, general, and administrative expense on the consolidated statement of operations for the year ended December 31, 2016. Under Brazilian law governing judicial reorganizations, the contracts governing post-petition obligations such as tower rents remain unchanged, and debtors do not have the ability to reject or terminate the contracts other than pursuant to their original terms. Since the filing, the Company has received all rental payments due in connection with obligations of Oi accruing post-petition. On January 8, 2018, Oi’s reorganization plan was approved by the Brazilian courts and Oi is expected to fully resolve all its pre-petition obligations in accordance with the terms of the plan, which includes a 10% reduction in the receivable and four annual installment payments beginning in December 2019.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is "more-likely-than-not" that those assets will not be realized. The Company considers many factors when assessing the likelihood of future realization, including the Company's recent cumulative earnings by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

The Company began operating as a REIT for federal income tax purposes effective January 1, 2016.  As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the IRS to be treated as a taxable REIT subsidiary (“TRS”) in conjunction with the Company's REIT election. The TRS elections permit SBA to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Code.  A TRS is subject to federal and state income taxes on the income from these activities. Additionally, the Company has included in TRSs the Company’s tower operations in most foreign jurisdictions; however, the REIT holds selected tower assets in Puerto Rico and USVI. Those operations will continue to be subject to foreign taxes in the jurisdiction in which such assets and operations are located regardless of whether they are included in a TRS.

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2018.  The REIT had taxable income and utilized net operating losses (“NOLs”) to offset its 2018 distribution requirement. Some of our

TRSs generated NOLs which will be carried forward to use in future years. The deferred tax asset generated by the NOLs are fully reserved by a valuation allowance.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return if applicable. The Company has not identified any tax exposures that require a reserve. To the extent that the Company records unrecognized tax exposures, any related interest and penalties will be recognized as interest expense in the Company’s Consolidated Statements of Operations.

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

As of December 31, 2018 and 2017, the asset retirement obligation was $9.9 million and $7.2 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations. In determining the measurement of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

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

Under the new standard, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. For acquisitions, if the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods. For acquisitions, external, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2018, there were no purchase price allocations that were preliminary.

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

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. For the years ended December 31, 2018,  2017, and 2016, the Company recorded a $89.1 million loss, a $8.8 million loss, and a $90.0 million gain, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. As of December 31, 2018 and 2017, the aggregate amount outstanding under the two intercompany loan agreements with the Company’s Brazilian subsidiary was $536.9 million and $560.9 million, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. The Company has adopted this standard as of January 1, 2019. This guidance will have a material impact on the Company’s consolidated balance sheet due to the recognition of lease liabilities for its ground leases of approximately $2.3 billion to $2.7 billion. Adoption of this guidance will not have a significant impact on the Company’s lease classification, a material impact on its consolidated statement of operations, or a notable impact on its liquidity. Additionally, the standard will have no impact on the Company’s debt-covenant compliance under its current agreements.

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results are not adjusted. The Company adopted this alternative transition method. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. The Company adopted this practical expedient in its accounting for leases.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $0.5 million and $2.5 million as of December 31, 2018 and 2017, respectively. The maximum potential obligation related to the performance targets for these acquisitions was $0.7 million and $3.1 million as of December 31, 2018 and 2017, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, were $13.3 million and $11.1 million as of December 31, 2018 and 2017.

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

	For the year
	ended December 31,
	2018	2017	2016

Asset impairment (1)	$14,350	$15,389	$19,217
Write-off of carrying value of decommissioned towers	10,795	16,861	12,967
Gain on sale of fiber assets (2)	—	—	(8,919)
Other (including third party decommission costs)	1,989	4,447	6,977
Total asset impairment and decommission costs	$27,134	$36,697	$30,242

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

(2)Gain recognized on the sale of fiber assets acquired in the 2012 Mobilitie transaction.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of December 31, 2018 and 2017.  The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of December 31, 2018, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.2 million. As of December 31, 2017, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.5 million. The current portion is recorded in Prepaid and other current assets in the accompanying Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets. For the year ended December 31, 2018,  the Company purchased $150.0 million and sold $150.2 million of short-term investments.

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

4.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the consolidated statement of cash flows consists of the following:

	As of	As of	As of
	December 31, 2018	December 31, 2017	December 31, 2016	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$143,444	$68,783	$146,109
Securitization escrow accounts	32,261	32,699	36,607	Restr. cash - current asset
Payment and performance bonds	203	225	179	Restr. cash - current asset
Surety bonds and workers compensation	2,392	2,588	3,075	Other assets - noncurrent
Total cash, cash equivalents, and restr. cash	$178,300	$104,295	$185,970

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2018 and 2017, the Company had $40.5 million and $39.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2018 and 2017, the Company had also pledged $2.2 and $2.5 million, respectively, as collateral related to its workers compensation policy.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$34,276	$32,505
Loan receivables	11,178	948
Other	17,672	16,263
Total prepaid expenses and other current assets	$63,126	$49,716

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2018	December 31, 2017

	(in thousands)
Prepaid ground rent	$263,694	$220,493
Straight-line rent receivable	322,073	313,650
Loan receivables	49,255	52,383
Deferred lease costs, net	27,020	27,703
Deferred tax asset - long term	18,330	1,670
Other	41,661	34,296
Total other assets	$722,033	$650,195

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2018	2017	2016
Tower acquisitions (number of towers)	1,316	1,425	531

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2018	2017	2016

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$406,699	$392,902	$214,686
Land buyouts and other assets (2)	45,130	48,645	62,149
Total cash acquisition capital expenditures	$451,829	$441,547	$276,835

(1)	The year ended December 31, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.
(2)

In addition, the Company paid $24.3 million, $18.8 million, and $14.1 million for ground lease extensions and term easements on land underlying the Company’s towers during the years ending December 31, 2018,  2017, and 2016, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the year ended December 31, 2018, the Company acquired 1,316 completed towers and related assets and liabilities consisting of $134.5 million of property and equipment, $280.7 million of intangible assets, and $8.5 million of working capital adjustments.

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

Subsequent to December 31, 2018, the Company acquired 27 towers and related assets for $10.7 million in cash.

7.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2018			As of December 31, 2017
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,394,416	$(1,928,030)	$2,466,386	$4,355,171	$(1,673,270)	$2,681,901
Network location intangibles	1,669,859	(804,780)	865,079	1,617,441	(701,211)	916,230
Intangible assets, net	$6,064,275	$(2,732,810)	$3,331,465	$5,972,612	$(2,374,481)	$3,598,131

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $402.6 million, $384.1 million, and $369.9 million for the years ended December 31, 2018,  2017 and 2016, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2019	$403,371
2020	402,447
2021	369,864
2022	349,657
2023	327,181

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including vehicles held under capital leases) consists of the following:

	As of	As of
	December 31, 2018	December 31, 2017

	(in thousands)
Towers and related components	$4,951,321	$4,772,807
Construction-in-process	35,756	34,689
Furniture, equipment, and vehicles	54,814	53,260
Land, buildings, and improvements	668,459	630,370
Total property and equipment	5,710,350	5,491,126
Less: accumulated depreciation	(2,923,995)	(2,678,780)
Property and equipment, net	$2,786,355	$2,812,346

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $269.2 million, $258.4 million, and $268.1 million for the years ended December 31, 2018,  2017, and 2016, respectively. At December 31, 2018 and 2017, non-cash capital expenditures that are included in accounts payable and accrued expenses were $12.4 million.

9.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2018	December 31, 2017

	(in thousands)
Costs incurred on uncompleted contracts	$38,464	$31,404
Estimated earnings	16,655	10,541
Billings to date	(31,952)	(24,771)
	$23,167	$17,174

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2018	December 31, 2017

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,785	$17,437
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(618)	(263)
	$23,167	$17,174

At December 31, 2018 and 2017,  eight customers comprised 96.3% and 87.9%,  respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2018	2017	2016

AT&T Wireless	24.0%	25.0%	25.7%
Sprint	17.9%	15.1%	16.1%
T-Mobile	16.4%	16.5%	17.0%
Verizon Wireless	14.7%	15.2%	15.2%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2018	2017	2016

AT&T Wireless	31.9%	32.7%	32.7%
T-Mobile	20.3%	19.7%	19.6%
Sprint	19.6%	18.9%	19.8%
Verizon Wireless	19.0%	19.0%	18.2%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2018	2017	2016

Oi S.A.	35.5%	42.2%	43.9%
Telefonica	26.7%	25.7%	26.4%
Claro	11.4%	10.0%	9.4%

	For the year ended December 31,
Percentage of Site Development Revenue	2018	2017	2016

Sprint	47.1%	12.9%	11.7%
T-Mobile	16.4%	26.9%	28.4%
Verizon Wireless	6.4%	12.8%	16.5%
Nokia, Inc.	3.2%	10.1%	7.1%

Five customers comprised 67.5% of total gross accounts receivable at December 31, 2018 compared to five customers which comprised 66.9% of total gross accounts receivable at December 31, 2017.

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

The following table sets forth basic and diluted net income per common share for the years ended December 31, 2018,  2017, and 2016 (in thousands, except per share data):

	For the year ended December 31,
	2018	2017	2016
Numerator:
Net income	$47,451	$103,654	$76,238
Denominator:
Basic weighted-average shares outstanding	114,909	119,860	124,448
Dilutive impact of stock options and restricted shares	1,606	1,162	696
Diluted weighted-average shares outstanding	116,515	121,022	125,144
Net income per common share:
Basic	$0.41	$0.86	$0.61
Diluted	$0.41	$0.86	$0.61

For the year ended December 31, 2018, the diluted weighted average number of common shares outstanding excluded an additional 0.8 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

12.     DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2018			December 31, 2017
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$735,000	$741,273	$750,000	$770,625	$739,079
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,034,000	1,083,689	1,100,000	1,127,500	1,081,262
2017 Senior Notes	Oct. 1, 2022	750,000	712,500	743,099	750,000	750,938	741,437
2013-1C Tower Securities	Apr. 10, 2018	—	—	—	425,000	423,853	424,482
2013-2C Tower Securities	Apr. 11, 2023	575,000	569,164	569,715	575,000	578,433	568,609
2013-1D Tower Securities	Apr. 10, 2018	—	—	—	330,000	330,145	329,585
2014-1C Tower Securities	Oct. 8, 2019	920,000	914,241	917,728	920,000	915,216	914,929
2014-2C Tower Securities	Oct. 8, 2024	620,000	609,665	614,315	620,000	620,942	613,461
2015-1C Tower Securities	Oct. 8, 2020	500,000	496,640	495,737	500,000	496,840	493,474
2016-1C Tower Securities	Jul. 9, 2021	700,000	691,432	694,994	700,000	691,166	693,118
2017-1C Tower Securities	Apr. 11, 2022	760,000	744,496	753,028	760,000	751,404	751,076
2018-1C Tower Securities	Mar. 9, 2023	640,000	641,478	632,725	—	—	—
Revolving Credit Facility	Apr. 11, 2023	325,000	325,000	325,000	40,000	40,000	40,000
2014 Term Loan	Mar. 24, 2021	—	—	—	1,447,500	1,451,119	1,439,373
2015 Term Loan	Jun. 10, 2022	—	—	—	487,500	488,109	480,801
2018 Term Loan	Apr. 11, 2025	2,388,000	2,262,630	2,367,250	—	—	—
Total debt		$10,028,000	$9,736,246	$9,938,553	$9,405,000	$9,436,290	$9,310,686
Less: current maturities of long-term debt				(941,728)			(20,000)
Total long-term debt, net of current maturities				$8,996,825			$9,290,686

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2018 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2019	$944,000
2020	524,000
2021	724,000
2022	2,284,000
2023	1,564,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the year ended December 31,
	2018		2017		2016
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
5.625% Senior Notes	—	—	—	—	21,094	—
5.75% Senior Notes	—	—	—	—	28,494	—
2014 Senior Notes	36,563	761	36,563	724	36,563	689
2016 Senior Notes	53,625	1,003	53,625	954	20,258	348
2017 Senior Notes	30,000	—	6,500	—	—	—
2010-2C Tower Securities	—	—	—	—	15,213	—
2012 Tower Securities	—	—	5,330	—	18,107	—
2013 Tower Securities	25,654	—	43,217	—	43,217	—
2014 Tower Securities	51,138	—	51,138	—	51,138	—
2015-1C Tower Securities	15,939	—	15,939	—	15,939	—
2016-1C Tower Securities	20,361	—	20,361	—	9,898	—
2017-1C Tower Securities	24,354	—	17,182	—	—	—
2018-1C Tower Securities	18,072	—	—	—	—	—
Revolving Credit Facility	7,411	—	8,046	—	4,167	—
2014 Term Loan	15,550	146	49,414	525	48,962	510
2015 Term Loan	5,237	187	16,641	676	16,487	656
2018 Term Loan	72,648	543	—	—	—	—
Capitalized interest and other	(335)	—	(207)	—	(366)	—
Total	$376,217	$2,640	$323,749	$2,879	$329,171	$2,203

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

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Net Debt (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

The Senior Credit Agreement, as amended, permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Net Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Revolving Credit Facility under the Senior Credit Agreement

As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.25 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 175.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 75.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.20% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, April 11, 2023. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

During the year ended December 31, 2018, the Company borrowed $1.1  billion and repaid $835.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2018, the balance outstanding under the Revolving Credit Facility was $325.0 million accruing interest at 4.38% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of December 31, 2018, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2018, the Company repaid $120.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $205.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021.  The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. The Company incurred deferred financing fees of approximately $14.1 million in relation to this transaction which were being amortized through the maturity date.

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

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2018, the 2018 Term Loan was accruing interest at 4.53% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the year ended December 31, 2018, the Company repaid an aggregate of $12.0 million of principal on the 2018 Term Loan. As of December 31, 2018, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of its 2018 Term Loan. The Company swapped $1.2 billion of notional value accruing interest at one month LIBOR plus 200 basis points for a fixed rate of 4.495% per annum.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2013-2C Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities,  2017-1C Tower Securities, and 2018-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,426 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, and Secured Tower Revenue Securities Series 2018-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2014-1C, Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C,  Secured Tower Revenue Securities Series 2017-1C, and Secured Tower Revenue Securities Series 2018-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (1) 5% and (2) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

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

2010-2C Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of 2010-2C Tower Securities (the “2010-2C Tower Securities”). The 2010-2C Tower Securities had an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010–2C Tower Securities were April 11, 2017 and April 9, 2042, respectively. The Company incurred deferred financing fees of $8.1 million in relation to this transaction which were being amortized through the anticipated repayment date of the 2010-2C Tower Securities.

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

On April 17, 2017, the Company repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the repayment, the Company expensed $2.0 million of net deferred financing fees.

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

In connection with the issuance of the 2018-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $640.0 million and (2) the Borrowers became jointly and severally liable for the aggregate $4.7 billion borrowed under the mortgage loan corresponding to the 2013-2C Tower Securities, 2014 Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, and the newly issued 2018-1C Tower Securities.

Debt Covenants

As of December 31, 2018, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Senior Notes”). The 5.75% Senior Notes accrued interest at a rate of 5.75% and were issued at par. The Company incurred financing fees of $14.0 million in relation to this transaction, which were being amortized through the maturity date.

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

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Senior Notes”). The 5.625% Senior Notes accrued interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Senior Notes was due semi-annually on April 1 and October 1 of each year. The Company incurred financing fees of $8.6 million in relation to this transaction, which were being amortized through the maturity date.

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

The 2014 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. The Company may redeem the 2014 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: July 15, 2019 at 101.219% or July 15, 2020 until maturity at 100.000% of the principal amount of the 2014 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

Stock Repurchases

On June 4, 2015, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the plan authorized on April 27, 2011. This plan authorized the Company to purchase, from time to time, up to $1.0 billion of the outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. During the year ended December 31, 2016, the Company repurchased  5.3 million shares of its Class A common stock under this stock repurchase program for $545.7 million at a weighted average price per share of $102.14. During the year ended December 31, 2017, the Company repurchased 42,163 shares of its Class A common stock under this stock repurchase plan for $4.4 million at a weighted average price per share of $104.81.  Shares repurchased were retired.

On January 12, 2017, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the plan authorized on June 4, 2015. This plan authorized the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. During the year ended December 31, 2017, the Company repurchased 5.8 million shares of its Class A common stock under this plan for $850.0 million, at an average price per share of $146.17. Shares repurchased were retired.

On February 16, 2018, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the plan authorized on January 12, 2017. This plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. This plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. During the year ended December 31, 2018, the Company repurchased 5.0 million shares of its Class A common stock under this plan for $795.5 million, at an average price per share of $159.87. Shares repurchased were retired. As of the date of this filing, the Company had $204.5 million authorization remaining under this plan.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 14).

The Company filed a  shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2018 and 2016, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. During the year ended December 31, 2017, the Company issued 487,963 shares of Class A common stock under this registration statement. As of December 31, 2018, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On March 5, 2018, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time it issues securities under this registration statement. For the year ended December 31, 2018, the Company did not issue any securities under this automatic shelf registration statement.

14.STOCK-BASED COMPENSATION

The Company has an equity participation plan (the 2010 Performance and Equity Incentive Plan, the “2010 Plan”) whereby options (both non-qualified and incentive stock options), restricted stock units, stock appreciation rights, and other equity and performance based instruments may be granted to directors, employees, and consultants. The options and restricted stock units generally vest from the date of grant on a straight-line basis over the vesting term and generally have a seven-year or a ten-year contractual life.

The 2010 Plan was adopted by the Company’s shareholders on May 6, 2010 and provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock, of which 6.5 million shares remain available for future issuance as of December 31, 2018. However, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million shares, of which 6.5 million shares remain available for future issuance as of December 31, 2018.

During 2018, the Board of Directors adopted a retirement policy applicable to all employees receiving equity as part of their compensation plan. This policy is effective January 1, 2019. Historically, all unvested equity awards granted would be forfeited the day after an employee stops working for the Company and any options that were vested but unexercised would be forfeited 90 days after the employee stopped working. The new retirement policy allows employees that meet certain conditions to retire and keep unvested equity awards and extends the time the employee has to exercise vested and outstanding awards. As a result of this policy, stock compensation expense related to the adoption of the policy will result in an acceleration of unrecognized stock compensation expense of approximately $11.2 million and $7.3 million in the first and second quarter of 2019, respectively.

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

	For the year ended December 31,
	2018	2017	2016

Risk free interest rate	2.57% - 2.92%	1.70% - 1.97%	1.11% - 1.43%
Dividend yield	0.7%	0.0%	0.0%
Expected volatility	21.6%	20.0%	20.0%
Expected lives	4.6 years	4.6 years	4.7 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2018,  2017 and 2016 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2015	3,794	$84.66
Granted	1,357	$96.64
Exercised	(603)	$46.03
Forfeited/canceled	(101)	$105.37
Outstanding at December 31, 2016	4,447	$93.09
Granted	1,171	$115.41
Exercised	(709)	$80.73
Forfeited/canceled	(67)	$105.81
Outstanding at December 31, 2017	4,842	$100.12
Granted	941	$156.55
Exercised	(926)	$81.73
Forfeited/canceled	(41)	$123.98
Outstanding at December 31, 2018	4,816	$114.48	4.2	$228,248
Exercisable at December 31, 2018	2,162	$100.15	3.0	$133,490
Unvested at December 31, 2018	2,654	$126.17	5.1	$94,758

The weighted-average per share fair value of options granted during the years ended December 31, 2018,  2017 and 2016 was $33.01,  $23.88, and $19.19, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2018,  2017 and 2016 was $78.0 million, $37.2 million and $36.8 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2018,  2017 and 2016 was approximately $74.7 million, $56.5 million, and $27.4 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2018,  2017 and 2016, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $161.89 as of December 31, 2018. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $90.00	406	1.0	$68.96	406	$68.96
$90.01 - $110.00	1,609	3.5	$96.29	983	$96.08
$110.01 - $145.00	1,871	4.4	$119.15	773	$121.69
$145.01 - $175.00	930	6.2	$156.55	—	$0.00
	4,816			2,162

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2017	2,860	$22.08
Shares granted	941	$33.01
Vesting during period	(1,104)	$21.74
Forfeited/canceled	(43)	$26.32
Unvested as of December 31, 2018	2,654	$26.05

As of December 31, 2018, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $43.3 million. That cost is expected to be recognized over a weighted average period of 2.5 years.

The total fair value of options vested during 2018,  2017, and 2016 was $24.0 million, $21.4 million, and $18.5 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2017	328	$110.20
Granted	138	$156.61
Vested	(129)	$110.93
Forfeited/canceled	(13)	$135.22
Outstanding at December 31, 2018	324	$128.69

As of December 31, 2018, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $28.1 million and is expected to be recognized over a weighted-average period of 2.6 years.

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

For the year ended December 31, 2018, 16,798 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $2.3 million, compared to the year ended December 31, 2017 when 28,232 shares of Class A common stock were issued under the 2008 Purchase Plan which resulted in cash proceeds to the Company of $3.3 million.

On  May 23, 2018, the Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which replaced the 2008 Purchase Plan and reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period.

For the year ended December 31, 2018,  10,052 shares of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $1.4 million. At December 31, 2018,  289,948 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $0.6 million, $0.6 million, and $0.5 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plan and 2018 Purchase Plan for each of the years ended December 31, 2018,  2017, and 2016, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2018,  2017, and 2016, respectively:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$1,182	$1,013	$418
Selling, general and administrative	41,145	37,236	32,497
Total cost of non-cash compensation included
in loss before provision for income taxes	42,327	38,249	32,915
Amount of income tax recognized in earnings	—	—	—
Amount charged against loss	$42,327	$38,249	$32,915

In addition, the Company capitalized $0.8 million, $0.6 million and $0.5 million of non-cash compensation for the years ended December 31, 2018,  2017 and 2016, respectively, to fixed assets.

15.     INCOME TAXES

As discussed in Note 2, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2016.  As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) except to the extent offset by NOLs. In addition, the Company must meet a number of other organizational and operational requirements. It is management's intention to adhere to these requirements and maintain the Company's REIT status. Most states where SBA operates conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit SBA to engage in certain business activities in which the REIT may not engage directly.  A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT is included in its consolidated financial statements.

Income before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2018	2017	2016

	(in thousands)
Domestic	$99,203	$73,405	$(28,671)
Foreign	(47,519)	43,486	115,974
Total	$51,684	$116,891	$87,303

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2018	2017	2016

	(in thousands)
Current provision:
State	$5,764	$5,513	$1,535
Foreign	13,756	11,681	8,121
Total current	19,520	17,194	9,656

Deferred provision (benefit) for taxes:
Federal	(9,463)	18,736	170,177
State	(1,412)	(241)	22,992
Foreign	(16,673)	9,155	30,425
Change in valuation allowance	12,261	(31,607)	(222,185)
Total deferred	(15,287)	(3,957)	1,409
Total provision for income taxes	$4,233	$13,237	$11,065

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (21% for 2018 and 35% for 2017 and 2016) and the effective income tax rate is as follows:

	For the year ended December 31,
	2018	2017	2016

	(in thousands)
Statutory federal expense	$10,854	$40,912	$30,555
Rate and permanent differences on non-U.S. earnings (1)	3,620	3,690	(4,739)
State and local tax expense	4,824	5,415	3,941
REIT adjustment	(22,241)	(34,346)	205,317
Permanent differences	437	(1,365)	(3,577)
Tax Act impact on deferred taxes	(6,040)	31,547	—
Other	518	(1,009)	1,753
Valuation allowance	12,261	(31,607)	(222,185)
Provision for income taxes	$4,233	$13,237	$11,065

(1)	This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.
F-36

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2018	2017

	(in thousands)
Noncurrent deferred tax assets:
Net operating losses	$63,622	$65,257
Property, equipment, and intangible basis differences	4,793	3,038
Accrued liabilities	9,659	11,933
Non-cash compensation	16,641	7,500
Deferred revenue	2,005	2,110
Allowance for doubtful accounts	5,691	5,978
Currency translation	56,604	34,895
Other	2,480	2,698
Valuation allowance	(50,628)	(38,802)
Total noncurrent deferred tax assets, net (1)	110,867	94,607

Noncurrent deferred tax liabilities:
Property, equipment, and intangible basis differences	(114,652)	(98,589)
Straight-line rents	(20,469)	(22,740)
Deferred foreign withholding taxes	(6,225)	—
Deferred lease costs	(2,192)	(2,242)
Other	(123)	(136)
Total noncurrent deferred tax liabilities, net (1)	$(32,794)	$(29,100)

(1)Of these amounts,  $18,330 and $51,124 are included in Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2018. As of December 31, 2017,  $1,670 and $30,770 are included in Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $50.6 million and $38.8 million were being carried to offset net deferred income tax assets as of December 31, 2018 and 2017, respectively. The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was a decrease of $11.8 million and an increase of $31.4 million, respectively. During 2018, the Company released the valuation allowance on the majority of its deferred tax assets related to its Brazil operations as it was determined that it is “more-likely-than-not” the Brazil operations will generate sufficient taxable income to recognize the assets.

The Company has available at December 31, 2018, a federal NOL carry-forward of approximately $863.1 million. $857.5 million of these NOL carry-forwards will expire between 2024 and 2037, and $5.6 million have an indefinite carry-forward. As of December 31, 2018,  $755.4 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its

REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.  The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2018, a foreign NOL carry-forward of $85.0 million and a net state operating tax loss carry-forward of approximately $412.2 million. These net operating tax loss carry-forwards begin to expire in 2020.

The U.S. tax losses generated in tax years 2001 through 2013 remain subject to adjustment, and tax years 2015 through 2018 are open to examination by the major jurisdictions in which the Company operates.

The Company has removed the permanent reinvestment assertion as of December 31, 2018 for all foreign earnings of our foreign jurisdictions except for Argentina. The Company recorded deferred foreign withholding taxes of $6.2 million at December 31, 2018 for this change in the Company’s permanent reinvestment assertion and will accrue additional withholding taxes as foreign earnings are generated. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability for any additional outside basis differences in these entities is not practicable.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of foreign earnings (commonly referred to as the “transition tax”), creating new taxes on certain foreign-sourced income, and limiting deductibility of interest expense and certain executive compensation. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the Tax Act on its existing deferred tax balances. During the fourth quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”), which was previously deferred from U.S. income taxes. The Company recorded $52.4 million as a provisional amount of the one-time transition taxable income at December 31, 2017. During 2018, the Company finalized its calculations of the post-1986 E&P as well as the cash balances of the foreign subsidiaries whose earnings were subject to the transition tax. Following the completion of this analysis, the Company reduced its transition taxable income to $49.2 million. Subsequent to the Company’s year-end, the Treasury Department finalized regulations for the calculation of the transition tax, and the Company is analyzing the impact of these regulations on its calculation. The Company has elected to include the transition taxable income inclusion over the eight-year period provided in the Tax Act. As of December 31, 2018, the remaining balance of the Company’s transition tax inclusion amount is $41.3 million, which will be included in taxable income over the next six years.

As of December 31, 2017, the Company recorded a reduction to its deferred tax asset and offsetting valuation allowance in the amount of $12.3 million related to new limitations on the deductibility of executive compensation in the Tax Act. Upon further analysis of the Tax Act during 2018, the Company determined that $6.0 million of the deferred tax asset should be recorded, which amount is offset by a valuation allowance. The Company will elect qualifying real property trade or business status for the REIT, and is thus not subject to the interest limitation provisions of the Tax Act.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year it is incurred. The income inclusion for GILTI for 2018 is $10.2 million.

16.COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2152. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through August 2022.

The annual minimum lease payments under non-cancelable operating (primarily ground or land leases) and capital leases for the next five years as of December 31, 2018 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2019	$883	$237,730
2020	482	239,208
2021	303	241,090
2022	86	242,320
2023	—	243,476
Total minimum lease payments	1,754
Less: amount representing interest	(83)
Present value of future payments	1,671
Less: current obligations	(860)
Long-term obligations	$811

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

Rent expense for operating leases was $273.5 million, $266.4 million and $253.7 million for the years ended December 31, 2018,  2017 and 2016, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2018,  2017 and 2016 was $27.1 million, $26.6 million and $25.0 million, respectively.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases for the next five years as of December 31, 2018 is as follows:

For the year ended December 31,	(in thousands)
2019	$1,529,902
2020	1,326,108
2021	1,075,675
2022	815,219
2023	598,987

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2018,  2017 and 2016, respectively.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the year ended December 31, 2018	(in thousands)
Revenues	$1,400,095	$340,339	$125,261	$—	$1,865,695
Cost of revenues (2)	266,131	106,165	96,499	—	468,795
Operating profit	1,133,964	234,174	28,762	—	1,396,900
Selling, general, and administrative	72,879	27,082	16,215	26,350	142,526
Acquisition related adjustments and expenses	5,268	5,693	—	—	10,961
Asset impairment and decommission costs	18,857	7,932	345	—	27,134
Depreciation, amortization and accretion	511,823	151,570	2,556	6,164	672,113
Operating income (loss)	525,137	41,897	9,646	(32,514)	544,166
Other expense (principally interest expense
and other expense)				(492,482)	(492,482)
Income before provision for income taxes					51,684
Cash capital expenditures (3)	338,610	258,785	1,561	3,724	602,680
For the year ended December 31, 2017
Revenues	$1,308,389	$314,784	$104,501	$—	$1,727,674
Cost of revenues (2)	260,826	98,701	86,785	—	446,312
Operating profit	1,047,563	216,083	17,716	—	1,281,362
Selling, general, and administrative	67,263	24,320	15,433	23,681	130,697
Acquisition related adjustments and expenses	8,171	4,196	—	—	12,367
Asset impairment and decommission costs	29,523	6,994	180	—	36,697
Depreciation, amortization and accretion	498,842	135,155	2,580	6,523	643,100
Operating income (loss)	443,764	45,418	(477)	(30,204)	458,501
Other expense (principally interest expense
and other expense)				(341,610)	(341,610)
Income before provision for income taxes					116,891
Cash capital expenditures (3)	225,074	358,691	1,221	3,859	588,845
For the year ended December 31, 2016
Revenues	$1,273,866	$264,204	$95,055	$—	$1,633,125
Cost of revenues (2)	260,941	81,274	78,682	—	420,897
Operating profit	1,012,925	182,930	16,373	—	1,212,228
Selling, general, and administrative (4)	72,701	35,897	13,039	21,712	143,349
Acquisition related adjustments and expenses	6,233	6,907	—	—	13,140
Asset impairment and decommission costs	26,073	1,824	—	2,345	30,242
Depreciation, amortization and accretion	509,108	119,466	3,402	6,213	638,189
Operating income (loss)	398,810	18,836	(68)	(30,270)	387,308
Other expense (principally interest expense
and other expense)				(300,005)	(300,005)
Income before provision for income taxes					87,303
Cash capital expenditures (3)	310,256	102,282	1,955	3,710	418,203

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of December 31, 2018	$5,035,826	$2,042,800	$60,775	$74,306	$7,213,707
As of December 31, 2017	$5,171,190	$2,028,479	$49,487	$71,049	$7,320,205

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

(4) International site leasing includes the impact of the $16,498 Oi reserve for the year ended December 31, 2016.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. For the year ended December 31, 2018,  2017, and 2016, site leasing revenue in Brazil was $221.5 million, 217.4 million,  and $178.3 million, respectively. Total long-lived assets in Brazil were $1,031.6 million and $1,278.9 million as of December 31, 2018, and 2017, respectively.

19.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	(in thousands, except per share amounts)
Revenues	$483,849	$467,221	$456,322	$458,303
Operating income	150,321	138,006	125,870	129,969
Depreciation, accretion, and amortization	(169,454)	(167,703)	(169,558)	(165,398)
Loss from extinguishment of debt, net	—	—	(13,798)	(645)
Net income (loss)	57,152	16,144	(57,392)	31,547

Net income (loss) per common share - basic	$0.50	$0.14	$(0.50)	$0.27
Net income (loss) per common share - diluted	0.50	0.14	(0.50)	0.27

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(in thousands, except per share amounts)
Revenues	$443,073	$433,945	$427,294	$423,362
Operating income	119,081	117,011	114,590	107,819
Depreciation, accretion, and amortization	(162,643)	(161,907)	(159,520)	(159,030)
Loss from extinguishment of debt, net	—	—	(1,961)	—
Net income	7,660	49,161	9,233	37,600

Net income per common share - basic (1)	$0.07	$0.41	$0.08	$0.31
Net income per common share - diluted	0.06	0.41	0.08	0.31

(1)	The sums of quarterly earnings per share data may not equal annual data due to rounding.

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares for the period. Potentially dilutive instruments have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because net income (loss) per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

20.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2018	December 31, 2017

	(in thousands)
Salaries and benefits	$16,015	$13,506
Real estate and property taxes	7,928	7,125
Non-cash capital expenditures	12,387	12,408
Other	27,335	36,823
Total accrued expenses	$63,665	$69,862