Form 10-Q
period 2019-03-31
SBA COMMUNICATIONS CORP
filed 2019-05-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	SBAC	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 113,251,125 shares of Class A common stock as of April 30, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$117,613	$143,444
Restricted cash	23,883	32,464
Accounts receivable, net	113,017	111,035
Costs and estimated earnings in excess of billings on uncompleted contracts	23,482	23,785
Prepaid expenses and other current assets (1)	22,574	63,126
Total current assets	300,569	373,854
Property and equipment, net (1)	2,761,325	2,786,355
Intangible assets, net	3,258,952	3,331,465
Right-of-use assets, net (1)	2,552,304	—
Other assets (1)	439,609	722,033
Total assets	$9,312,759	$7,213,707
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$34,545	$34,308
Accrued expenses	53,534	63,665
Current maturities of long-term debt	942,442	941,728
Deferred revenue	98,970	108,054
Accrued interest	35,059	48,722
Current lease liabilities (1)	228,776	—
Other current liabilities (1)	11,328	9,802
Total current liabilities	1,404,654	1,206,279
Long-term liabilities:
Long-term debt, net	8,780,606	8,996,825
Long-term lease liabilities (1)	2,282,803	—
Other long-term liabilities (1)	147,477	387,426
Total long-term liabilities	11,210,886	9,384,251
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 113,205 shares and 112,433 shares issued and outstanding at March 31, 2019
and December 31, 2018, respectively	1,132	1,124
Additional paid-in capital	2,359,195	2,270,326
Accumulated deficit	(5,131,347)	(5,136,368)
Accumulated other comprehensive loss, net	(531,761)	(511,905)
Total shareholders' deficit	(3,302,781)	(3,376,823)
Total liabilities and shareholders' deficit	$9,312,759	$7,213,707

(1)

On January 1, 2019, the Company adopted ASU 2016-02 which requires lessees to recognize a right-of-use asset and a lease liability. Upon adoption, certain assets and liabilities were reclassified to Right-of-use assets, net and lease liabilities in accordance with provisions of ASU 2016-02. See Note 1 for further discussion.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2019	2018
Revenues:	(unaudited)	(unaudited)
Site leasing	$452,183	$430,542
Site development	41,110	27,760
Total revenues	493,293	458,302
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	92,714	92,817
Cost of site development	31,101	22,520
Selling, general, and administrative (1)(2)	50,959	36,049
Acquisition and new business initiatives related adjustments and expenses	2,437	3,044
Asset impairment and decommission costs	5,771	8,506
Depreciation, accretion, and amortization	171,038	165,398
Total operating expenses	354,020	328,334
Operating income	139,273	129,968
Other income (expense):
Interest income	1,800	1,295
Interest expense	(98,667)	(88,923)
Non-cash interest expense	(641)	(733)
Amortization of deferred financing fees	(5,061)	(5,388)
Loss from extinguishment of debt, net	—	(645)
Other income (expense), net	(508)	4,553
Total other expense, net	(103,077)	(89,841)
Income before income taxes	36,196	40,127
Provision for income taxes	(10,207)	(8,582)
Net income	$25,989	$31,545
Net income per common share
Basic	$0.23	$0.27
Diluted	$0.23	$0.27
Weighted average number of common shares
Basic	112,708	116,494
Diluted	114,344	118,293

(1)	Includes non-cash compensation of $22,605 and $9,893 for the three months ended March 31, 2019 and 2018, respectively.
(2)	Includes the impact of a partial recovery of $2.3 million of Oi prepetition obligations received during the three months ended March 31, 2019.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2019	2018
Net income	$25,989	$31,545
Change in fair value of cash flow hedge	(15,312)	—
Foreign currency translation adjustments	(4,544)	351
Comprehensive income	$6,133	$31,896

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss, Net	Total

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income	—	—	—	25,989	—	25,989
Common stock issued in connection with
stock purchase/option plans	762	8	63,467	—	—	63,475
Non-cash stock compensation	—	—	23,722	—	—	23,722
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Change in fair value of cash flow hedge	—	—	—	—	(15,312)	(15,312)
Foreign currency translation adjustments	—	—	—	—	(4,544)	(4,544)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
BALANCE, March 31, 2019	113,205	$1,132	$2,359,195	$(5,131,347)	$(531,761)	$(3,302,781)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net income	—	—	—	31,545	—	31,545
Common stock issued in connection with
stock purchase/option plans	264	3	6,883	—	—	6,886
Non-cash stock compensation	—	—	10,636	—	—	10,636
Repurchase and retirement of common
stock	(238)	(2)	—	(38,543)	—	(38,545)
Foreign currency translation adjustments	—	—	—	—	351	351
BALANCE, March 31, 2018	116,472	$1,165	$2,184,989	$(4,395,286)	$(379,109)	$(2,588,241)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,989	$31,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	171,038	165,398
Non-cash asset impairment and decommission costs	5,451	8,446
Non-cash compensation expense	23,414	10,410
Deferred income tax expense	3,470	2,277
Other non-cash items reflected in the Statements of Operations	4,647	2,784
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	1,931	(5,198)
Prepaid expenses and other assets	(130)	(9,277)
Operating lease right-of-use assets, net	24,116	—
Accounts payable and accrued expenses	(5,050)	(14,336)
Accrued interest	(13,663)	(15,137)
Long-term lease liabilities	(19,652)	—
Other liabilities	1,104	1,665
Net cash provided by operating activities	222,665	178,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(55,287)	(117,622)
Capital expenditures	(36,374)	(31,096)
Purchase of investments	(150,053)	(686)
Proceeds from sale of investments	150,557	—
Other investing activities	6,181	(2,193)
Net cash used in investing activities	(84,976)	(151,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	—	265,000
Repayments under Revolving Credit Facility	(215,000)	(70,000)
Repayment of Tower Securities	—	(755,000)
Proceeds from issuance of Tower Securities, net of fees	—	631,848
Repurchase and retirement of common stock	—	(38,545)
Proceeds from employee stock purchase/stock option plans	63,475	6,901
Other financing activities	(6,522)	(6,155)
Net cash (used in) provided by financing activities	(158,047)	34,049
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14,071)	(504)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(34,429)	60,525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	178,300	104,295
End of period	$143,871	$164,820

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$112,378	$104,011
Income taxes	$5,593	$2,148

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,881	$—
Operating lease modifications and reassessments	$21,063	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$865	$260
Common stock issued in connection with acquisitions	$1,680	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly average rates of exchange prevailing during the period. Unrealized remeasurement gains and losses are reported as foreign currency translation adjustments through Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareholders’ Deficit.

For foreign subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities of such subsidiaries, which are not denominated in U.S. dollars, are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Unrealized translation gains and losses are reported as other income (expense), net in the Consolidated Statements of Operations.

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $2.1 million loss and a $1.6 million gain on the remeasurement of intercompany loans for the three months ended March 31, 2019 and 2018, respectively, due to changes in foreign exchange rates. As of March 31, 2019 and December 31, 2018, the aggregate amount outstanding under the two intercompany loan agreements with the Company’s Brazilian subsidiary was $471.3 million and $536.9 million, respectively.

Leases

The Company adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. The consolidated financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. The Company has elected not to separate nonlease components from the associated lease component for all underlying classes of assets.

The adoption of the new lease standard had a significant impact on the Company’s  Consolidated Balance Sheets resulting in the recognition of $2.6 billion of right-of-use assets, net,  $226.0 million of current lease liabilities, and $2.3 billion of long-term lease liabilities. The right-of-use assets included $266.3 million of rent prepayments and financing lease right-of-use assets, net which were previously reported in Prepaid expenses and other current assets, Other assets, and Property, Plant and Equipment, net on the Consolidated Balance Sheets. In addition, the Company recognized a $21.0 million cumulative effect adjustment, net of tax, to Accumulated deficit on the Consolidated Balance Sheet related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842.

The adoption of Topic 842 did not have a significant impact on the Company’s lease classification or a material impact on its Consolidated Statements of Operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt covenant compliance under its current agreements.

The components of the right-of-use assets and lease liabilities as of March 31, 2019 are as follows (in thousands):

Operating lease right-of-use assets, net	$2,549,143
Financing lease right-of-use assets, net	3,161
Right-of-use assets, net	$2,552,304

Current operating lease liabilities	$227,819
Current financing lease liabilities	957
Current lease liabilities	$228,776

Long-term operating lease liabilities	$2,281,561
Long-term financing lease liabilities	1,242
Long-term lease liabilities	$2,282,803

Operating Leases

Ground leases. The Company enters into long-term lease contracts for land that underlies its tower structures. Ground lease agreements generally include renewal options which can be exercised exclusively at the Company’s election. In making the determination of the period for which the Company is reasonably certain to remain on the site, the Company will assume optional renewals are reasonably certain of being exercised for the greater of: (1) a period sufficient to cover all tenants under their current committed term where the Company has provided rights to the tower not to exceed the contractual ground lease terms including renewals, and (2) a period sufficient to recover the investment of significant leasehold improvements located on the site.

Substantially all leases provide for rent rate escalations. The most common provisions provide for fixed rent escalators which typically average 2-3% annually. The Company also has ground leases that include consumer price index escalators, particularly in its South American operations. Increases or decreases in lease payments that result from subsequent changes in the index or rate are accounted for as variable lease payments.

Office leases. The Company’s office leases consist of long-term leases for international, regional, and certain site development office locations. Office leases include a single lease component, lease of the office space and sometimes nonlease components such as common area maintenance expenses. The lease term for office leases are generally considered to be the contractually committed term.

Finance Leases

Vehicle leases. The Company leases vehicles that are used in its site development business. These leases are accounted for as financing leases and have lease terms that are contractually committed and do not include optional renewal terms.

Discount Rate

When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company’s  ground leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.

Lease Cost

Variable lease payments include escalations based on standard cost of living indexes and are initially recognized using the prevailing index at the date of initial measurement or upon reassessment of the lease term. Subsequent changes in standard cost of living increases are recognized as variable lease costs. Variable lease payments also include contingent rent provisions.

The components of lease cost, lease term, and discount rate as of March 31, 2019 are as follows:

(in thousands)
Amortization of right-of-use assets	$337
Interest on finance lease liabilities	28
Total finance lease cost	365
Operating lease cost (1)	68,299
Variable lease cost (1)	7,742
Total lease cost	$76,406

Weighted Average Remaining Lease Term:
Operating leases	18.4 years
Finance leases	2.9 years

Weighted Average Discount Rate:
Operating leases	6.1%
Finance leases	3.8%

Other information:
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$59,458
Cash flows from finance leases	$337
(1)	For the three months ended March 31, 2018, operating lease cost and variable lease cost were $69.6 million and $6.8 million, respectively.

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. Tenant leases typically contain specific rent escalators, which can be fixed or escalate in accordance with a standard cost of living index, including the renewal option periods.

Tenant lease agreements generally include renewal options which can be exercised exclusively at the tenant’s election. The only common exception is if the Company no longer has a right to the ground underlying the site, the lease agreements permit the Company to terminate the lease. Despite high frequency of renewal of options to extend the lease by its tenants, the Company has concluded that the exercise of a renewal option by a tenant is not reasonably certain of occurrence; therefore, only the current committed term is included in the determination of the lease term.

Certain tenant leases provide for a reimbursement of costs incurred by the Company. The Company pays these costs directly and is not relieved of the primary obligation for the expenses. These reimbursements are recorded as revenue on the Statements of Operations.

Deferred Lease Costs

Prior to the adoption of ASU 2016-02, the Company deferred certain initial direct costs associated with the origination of tenant leases and lease amendments and amortized these costs over the remaining lease term. These costs included an allocation of a portion of the employees’ total compensation and payroll related benefits related to time spent performing those activities. Such deferred costs were approximately $2.8 million for the three months ended March 31, 2018. Amortization expense related to these deferred costs was $3.1 million for the three months ended March 31, 2018 and is included in cost of site leasing on the Consolidated Statements of Operations. As of December 31, 2018, unamortized deferred lease costs were $27.0 million.

ASU 2016-02, defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, will continue to be deferred and amortized over the remaining lease term. Upon adoption, the Company recognized a $21.0 million cumulative effect adjustment, net of tax, to Accumulated deficit on the Consolidated Balance Sheets. This adjustment reflects the recognition of unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842.

Initial direct costs were approximately $0.6 million for the three months ended March 31, 2019. Amortization expense related to these deferred costs was $0.4 million for the three months ended March 31, 2019. As of March 31, 2019, unamortized deferred lease costs were $4.1 million and were included in other assets on the Consolidated Balance Sheets.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition and new business initiatives related adjustments and expenses in the Consolidated Statements of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $0.4 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively. The maximum potential obligation related to the performance targets for these acquisitions was $0.6 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, were $10.3 million and $13.3 million as of March 31, 2019 and December 31, 2018, respectively.

On February 1, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of its 2018 Term Loan in order to reduce the Company’s exposure to fluctuations in interest rates. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly. The Company designated this swap as a cash flow hedge. On a quarterly basis, the Company evaluates whether the swap remains highly effective in offsetting changes in cash flows. As of March 31, 2019, the Company believes that the hedge remains highly effective and changes in the fair value were recorded in Accumulated other comprehensive loss, net on the Consolidated Balance Sheets. As of March 31, 2019, the fair value of the swap using Level 2 inputs was a liability of $15.3 million and was included within Other long-term liabilities on the Consolidated Balance Sheets. Changes in the fair value of the swap are reflected within Accumulated other comprehensive loss, net. The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

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

	For the three months
	ended March 31,
	2019	2018

Asset impairment (1)	$3,303	$5,855
Write-off of carrying value of decommissioned towers	2,157	2,001
Other (including third party decommission costs)	311	650
Total asset impairment and decommission costs	$5,771	$8,506

(1)

Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of March 31, 2019 and December 31, 2018. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2019 and December 31, 2018, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.2 million. The current portion is recorded in Prepaid and other current assets in the Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets. For the three months ended March 31, 2019, the Company purchased and sold $150.0 million of short-term investments.

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

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consists of the following:

	As of	As of
	March 31, 2019	December 31, 2018	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$117,613	$143,444
Securitization escrow accounts	23,682	32,261	Restricted cash - current asset
Payment and performance bonds	201	203	Restricted cash - current asset
Surety bonds and workers compensation	2,375	2,392	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$143,871	$178,300

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2019 and December 31, 2018, the Company had $40.6 million and $40.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2019 and December 31, 2018, the Company had also pledged $2.3 million and $2.2 million, respectively, as collateral related to its workers compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Costs incurred on uncompleted contracts	$44,842	$38,464
Estimated earnings	18,678	16,655
Billings to date	(42,058)	(31,952)
	$21,462	$23,167

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,482	$23,785
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(2,020)	(618)
	$21,462	$23,167

At March 31, 2019 and December 31, 2018,  eight customers comprised 97.7% and 96.3% of the contract assets, net of contract liabilities.

5.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$42,148	$108,355
Land buyouts and other assets (2)	13,139	9,267
Total cash acquisition capital expenditures	$55,287	$117,622

(1)	The three months ended March 31, 2019 excludes $1.7 million of acquisition costs funded through the issuance of 10,000 shares of Class A common stock.
(2)

In addition, the Company paid $3.8 million and $6.6 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended March 31, 2019 and 2018, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the three months ended March 31, 2019, the Company acquired 54 completed towers and related assets and liabilities consisting of $6.6 million of property and equipment, $33.6 million of intangible assets, and $1.9 million of other net asset balances.

All acquisitions in the quarter ended March 31, 2019 were accounted for as asset acquisitions except for one acquisition, purchased for $3.0 million in cash and $1.7 million in the Company’s Class A common stock, which was accounted for as a  business combination.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$1,649	$34,276
Loan receivables	—	11,178
Other	20,925	17,672
Total prepaid expenses and other current assets	$22,574	$63,126

(1)	Decrease is due to the adoption of ASU 2016-02. Prepaid ground rent was reclassified to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019.

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$—	$263,694
Straight-line rent receivable	323,708	322,073
Loan receivables	54,490	49,255
Deferred lease costs, net (1)	4,054	27,020
Deferred tax asset - long term	15,830	18,330
Other	41,527	41,661
Total other assets	$439,609	$722,033

(1)

Decrease is due to the adoption of ASU 2016-02. Prepaid ground rent was reclassified from Other assets to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019. Deferred lease costs of $23.3 million were written off to Accumulated deficit on the Consolidated Balance Sheets in the first quarter of 2019.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Towers and related components	$4,986,046	$4,951,321
Construction-in-process	33,943	35,756
Furniture, equipment, and vehicles (1)	46,450	54,814
Land, buildings, and improvements	679,823	668,459
Total property and equipment	5,746,262	5,710,350
Less: accumulated depreciation (1)	(2,984,937)	(2,923,995)
Property and equipment, net	$2,761,325	$2,786,355

(1)	Financing lease right-of-use assets are included in the prior period but are included in Right-of-use assets, net on the Consolidated Balance Sheets for the current period.

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $69.2 million and $65.0 million for the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019 and December 31, 2018, unpaid capital expenditures that are included in accounts payable and accrued expenses were $8.4 million and $12.4 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2019			As of December 31, 2018
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,417,240	$(1,998,596)	$2,418,644	$4,394,416	$(1,928,030)	$2,466,386
Network location intangibles	1,672,530	(832,222)	840,308	1,669,859	(804,780)	865,079
Intangible assets, net	$6,089,770	$(2,830,818)	$3,258,952	$6,064,275	$(2,732,810)	$3,331,465

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $101.8 million and $100.3 million for the three months ended March 31, 2019 and 2018, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Salaries and benefits	$7,669	$16,015
Real estate and property taxes	7,768	7,928
Unpaid capital expenditures	8,435	12,387
Other	29,662	27,335
Total accrued expenses	$53,534	$63,665

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2019			December 31, 2018
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$761,250	$741,839	$750,000	$735,000	$741,273
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,108,250	1,084,315	1,100,000	1,034,000	1,083,689
2017 Senior Notes	Oct. 1, 2022	750,000	751,875	743,525	750,000	712,500	743,099
2013-2C Tower Securities	Apr. 11, 2023	575,000	572,591	569,999	575,000	569,164	569,715
2014-1C Tower Securities	Oct. 8, 2019	920,000	916,348	918,442	920,000	914,241	917,728
2014-2C Tower Securities	Oct. 8, 2024	620,000	630,112	614,534	620,000	609,665	614,315
2015-1C Tower Securities	Oct. 8, 2020	500,000	498,850	496,317	500,000	496,640	495,737
2016-1C Tower Securities	Jul. 9, 2021	700,000	693,714	695,474	700,000	691,432	694,994
2017-1C Tower Securities	Apr. 11, 2022	760,000	752,856	753,529	760,000	744,496	753,028
2018-1C Tower Securities	Mar. 9, 2023	640,000	644,922	633,118	640,000	641,478	632,725
Revolving Credit Facility	Apr. 11, 2023	110,000	110,000	110,000	325,000	325,000	325,000
2018 Term Loan	Apr. 11, 2025	2,382,000	2,340,315	2,361,956	2,388,000	2,262,630	2,367,250
Total debt		$9,807,000	$9,781,083	$9,723,048	$10,028,000	$9,736,246	$9,938,553
Less: current maturities of long-term debt				(942,442)			(941,728)
Total long-term debt, net of current maturities				$8,780,606			$8,996,825

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended March 31,
	2019		2018
	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$9,141	$196	$9,141	$187
2016 Senior Notes	13,406	259	13,406	246
2017 Senior Notes	7,500	—	7,500	—
2013 Tower Securities	5,396	—	9,475	—
2014 Tower Securities	12,785	—	12,785	—
2015-1C Tower Securities	3,985	—	3,985	—
2016-1C Tower Securities	5,090	—	5,090	—
2017-1C Tower Securities	6,085	—	6,085	—
2018-1C Tower Securities	5,570	—	1,362	—
Revolving Credit Facility	2,836	—	1,601	—
2014 Term Loan	—	—	13,947	131
2015 Term Loan	—	—	4,697	169
2018 Term Loan	26,922	186	—	—
Other	(49)	—	(151)	—
Total	$98,667	$641	$88,923	$733

Senior Credit Agreement

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

During the three months ended March 31, 2019, the Company repaid $215.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2019, the balance outstanding under the Revolving Credit Facility was $110.0 million accruing interest at 4.16% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of March 31, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2019, the Company repaid $60.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $50.0 million was outstanding under the Revolving Credit Facility.

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

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of March 31, 2019, the 2018 Term Loan was accruing interest at 4.50% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred deferred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three months ended March 31, 2019, the Company repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of its 2018 Term Loan in order to reduce the Company’s exposure to fluctuations in interest rates. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly.

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

Debt Covenants

As of March 31, 2019, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options and restricted stock units which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

On February 16, 2018, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the plan authorized on January 12, 2017. This plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased are retired. The plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. During the three months ended March 31, 2019, the Company did not repurchase any shares of its Class A common stock. As of the date of this filing, the Company had $204.5 million of authorization remaining under the current stock repurchase plan.

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

	For the three months ended
	March 31,
	2019	2018

Risk free interest rate	2.47%	2.57%
Dividend yield	1.3%	0.7%
Expected volatility	20%	22%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2019 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2018	4,816	$114.48
Granted	1,035	$182.30
Exercised	(663)	$102.44
Forfeited/canceled	(33)	$127.79
Outstanding at March 31, 2019	5,155	$129.57	4.6	$361,222
Exercisable at March 31, 2019	2,550	$108.03	3.4	$233,659
Unvested at March 31, 2019	2,605	$150.67	5.9	$127,563

The weighted-average per share fair value of options granted during the three months ended March 31, 2019 was $33.84. The total intrinsic value for options exercised during the three months ended March 31, 2019 was $54.1 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2018	324	$128.69
Granted	126	$182.30
Vested	(123)	$125.37
Forfeited/canceled	(5)	$135.24
Outstanding at March 31, 2019	322	$150.94

During 2018, the Board of Directors adopted a retirement policy applicable to all employees receiving equity as part of their compensation plan. This policy is effective January 1, 2019. Historically, all unvested outstanding equity awards were forfeited upon termination of employment and any options that were vested but unexercised would be forfeited 90 days after the termination of employment. The new retirement policy allows employees that meet certain conditions to vest or continue vesting in outstanding equity awards following retirement and extends the time the employee has to exercise vested and outstanding awards. As a result of this policy, stock compensation expense related to the adoption of the policy resulted in an acceleration of unrecognized stock compensation expense of approximately $11.2 million and $7.3 million in the first and second quarter of 2019, respectively.

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $755.4 million as of December 31, 2018, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds.  The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended March 31, 2019	(in thousands)
Revenues	$362,838	$89,345	$41,110	$—	$493,293
Cost of revenues (2)	65,114	27,600	31,101	—	123,815
Operating profit	297,724	61,745	10,009	—	369,478
Selling, general, and administrative	28,893	5,688	5,706	10,672	50,959
Acquisition and new business initiatives related
adjustments and expenses	708	1,729	—	—	2,437
Asset impairment and decommission costs	3,634	2,137	—	—	5,771
Depreciation, amortization and accretion	130,244	38,795	562	1,437	171,038
Operating income (loss)	134,245	13,396	3,741	(12,109)	139,273
Other expense (principally interest expense
and other income (expense))				(103,077)	(103,077)
Income before income taxes					36,196
Cash capital expenditures (3)	61,509	29,517	925	575	92,526

For the three months ended March 31, 2018
Revenues	$341,707	$88,835	$27,760	$—	$458,302
Cost of revenues (2)	65,015	27,802	22,520	—	115,337
Operating profit	276,692	61,033	5,240	—	342,965
Selling, general, and administrative	19,339	6,614	4,077	6,019	36,049
Acquisition and new business initiatives related
adjustments and expenses	1,786	1,258	—	—	3,044
Asset impairment and decommission costs	6,726	1,502	278	—	8,506
Depreciation, amortization and accretion	123,458	39,680	642	1,618	165,398
Operating income (loss)	125,383	11,979	243	(7,637)	129,968
Other expense (principally interest expense
and other income (expense))				(89,841)	(89,841)
Income before income taxes					40,127
Cash capital expenditures (3)	71,019	77,056	267	636	148,978

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of March 31, 2019	$6,507,029	$2,653,344	$67,784	$84,602	$9,312,759
As of December 31, 2018	$5,035,826	$2,042,800	$60,775	$74,306	$7,213,707

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and financing leases.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $56.0 million and $61.2 million for the three months ended March 31, 2019 and 2018, respectively. Total long-lived assets in Brazil were $1,005.6 million and $1,031.6 million as of March 31, 2019 and December 31, 2018, respectively.

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

The following table sets forth basic and diluted net income per common share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the three months
	ended March 31,
	2019	2018
Numerator:
Net income	$25,989	$31,545
Denominator:
Basic weighted-average shares outstanding	112,708	116,494
Dilutive impact of stock options and restricted shares	1,636	1,799
Diluted weighted-average shares outstanding	114,344	118,293
Net income per common share:
Basic	$0.23	$0.27
Diluted	$0.23	$0.27

For the three months ended March 31, 2019 and 2018, the diluted weighted average number of common shares outstanding excluded an additional 0.4 million and 0.3 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations, as of March 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
The remainder of 2019	$745	$177,031
2020	706	237,124
2021	527	238,369
2022	311	239,272
2023	40	238,827
Thereafter	—	3,357,300
Total minimum lease payments	2,329	4,487,923
Less: amount representing interest	(130)	(1,978,543)
Present value of future payments	2,199	2,509,380
Less: current obligations	(957)	(227,819)
Long-term obligations	$1,242	$2,281,561

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of March 31, 2019 is as follows:

(in thousands)
The remainder of 2019	$1,191,719
2020	1,402,778
2021	1,155,058
2022	895,119
2023	680,367
Thereafter	1,938,806
Total	$7,263,847

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 97.3% of our total segment operating profit for the three months ended March 31, 2019. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2019, we owned 29,687 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of March 31, 2019, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2019. In addition, as of March 31, 2019, approximately 28.8% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

Cost of site leasing revenue primarily consists of:

•	Cash and non-cash rental expense on ground leases and other underlying property interests;
•	Property taxes;
•	Site maintenance and monitoring costs (exclusive of employee related costs);
•	Utilities;
•	Property insurance; and
•	Lease origination cost amortization.

Ground leases are generally for an initial term of five years or more with multiple 5-year renewal periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of March 31, 2019, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets and Ecuador, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, and Chile, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to consolidated financial statements included in this quarterly report.

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2019	2018

Domestic site leasing	80.6%	80.7%
International site leasing	16.7%	17.8%
Total site leasing	97.3%	98.5%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2019, we expect organic site leasing revenue in both our domestic and international segments to increase over 2018 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology (e.g. MetroPCS, Leap, Clearwire, and iDEN).

Site Development

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, market, and project offices. The market offices are responsible for all site development operations.

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

Portfolio Growth. We intend to continue to grow our tower portfolio, domestically and internationally, through tower acquisitions and the construction of new towers that meet our internal return on invested capital criteria.

Stock Repurchase Program. We currently utilize stock repurchases as part of our capital allocation policy when we believe our share price is below its intrinsic value. We believe that share repurchases, when purchased at the right price, will facilitate our goal of increasing our Adjusted Funds From Operations per share.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Lease Accounting

We adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. The adoption of the new lease standard had a significant impact on our Consolidated Balance Sheets but did not have a significant impact on our lease classification or a material impact on our Consolidated Statements of Operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on our debt covenant compliance under our current agreements. We have elected to not separate nonlease components from the associated lease component for all underlying classes of assets.

In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. For lease terms, we evaluate renewal options. When available, we use the rate implicit in the lease to discount lease payments to present value. However, our ground leases generally do not provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount lease payments based on the lease term and lease currency. We use publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$362,838	$341,707	$—	$21,131	6.2%
International site leasing	89,345	88,835	(9,449)	9,959	11.2%
Site development	41,110	27,760	—	13,350	48.1%
Total	$493,293	$458,302	$(9,449)	$44,440	9.7%
Cost of Revenues
Domestic site leasing	$65,114	$65,015	$—	$99	0.2%
International site leasing	27,600	27,802	(3,175)	2,973	10.7%
Site development	31,101	22,520	—	8,581	38.1%
Total	$123,815	$115,337	$(3,175)	$11,653	10.1%
Operating Profit
Domestic site leasing	$297,724	$276,692	$—	$21,032	7.6%
International site leasing	61,745	61,033	(6,274)	6,986	11.4%
Site development	10,009	5,240	—	4,769	91.0%

Revenues

Domestic site leasing revenues increased  $21.1 million for the three months ended March 31, 2019, as compared to the prior year, primarily due to (1) revenues from 319 towers acquired and 37 towers built since January 1, 2018 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and iDEN.

International site leasing revenues increased  $0.5 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, international site leasing revenues increased  $10.0 million. These changes were primarily due to (1) revenues from 1,051 towers acquired and 448 towers built since January 1, 2018 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.4% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $13.4 million for the three months ended March 31, 2019, as compared to prior year, as a result of increased carrier activity primarily driven by network expansion by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased  $21.0 million for the three months ended March 31, 2019, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $0.7 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $7.0 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased  $4.8 million for the three months ended March 31, 2019, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity primarily driven by network expansion by Sprint and T-Mobile as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$28,893	$19,339	$—	$9,554	49.4%
International site leasing	5,688	6,614	(297)	(629)	(9.5%)
Total site leasing	$34,581	$25,953	$(297)	$8,925	34.4%
Site development	5,706	4,077	—	1,629	40.0%
Not identified by segment	10,672	6,019	—	4,653	77.3%
Total	$50,959	$36,049	$(297)	$15,207	42.2%

Selling, general, and administrative expenses increased  $14.9 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased  $15.2 million. These changes were primarily as a result of increases in noncash compensation resulting from the adoption of the retirement plan as well as personnel, compensation, benefits, and other support-related costs, partially offset by a decrease in the provision for doubtful accounts due to a $2.3 million partial recovery of the Oi reserve in the first quarter of 2019.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$708	$1,786	$—	$(1,078)	(60.4%)
International site leasing	1,729	1,258	(164)	635	50.5%
Total	$2,437	$3,044	$(164)	$(443)	(14.6%)

Acquisition and new business initiatives related adjustments and expenses decreased  $0.6 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses decreased  $0.4 million. These changes were primarily as a result of a decrease in third party acquisition and integration related costs compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,634	$6,726	$—	$(3,092)	(46.0%)
International site leasing	2,137	1,502	(122)	757	50.4%
Total site leasing	$5,771	$8,228	$(122)	$(2,335)	(28.4%)
Site development	—	278	—	(278)	(100.0%)
Total	$5,771	$8,506	$(122)	$(2,613)	(30.7%)

Asset impairment and decommission costs decreased $2.7 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs decreased $2.6 million. This change was primarily as a result of a $2.6 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $0.2 million decrease in the impairment charge recorded on decommissioned towers.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$130,244	$123,458	$—	$6,786	5.5%
International site leasing	38,795	39,680	(4,094)	3,209	8.1%
Total site leasing	$169,039	$163,138	$(4,094)	$9,995	6.1%
Site development	562	642	—	(80)	(12.5%)
Not identified by segment	1,437	1,618	—	(181)	(11.2%)
Total	$171,038	$165,398	$(4,094)	$9,734	5.9%

Depreciation, accretion, and amortization expense increased $5.6 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $9.7 million.

These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2018, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$134,245	$125,383	$—	$8,862	7.1%
International site leasing	13,396	11,979	(1,597)	3,014	25.2%
Total site leasing	$147,641	$137,362	$(1,597)	$11,876	8.6%
Site development	3,741	243	—	3,498	1,439.5%
Not identified by segment	(12,109)	(7,637)	—	(4,472)	58.6%
Total	$139,273	$129,968	$(1,597)	$10,902	8.4%

Domestic site leasing operating income increased  $8.9 million for the three months ended March 31, 2019, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs and acquisition and new business initiatives related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

International site leasing operating income increased $1.4 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $3.0 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expenses and acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased  $3.5 million for the three months ended March 31, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,800	$1,295	$(106)	$611	47.2%
Interest expense	(98,667)	(88,923)	(5)	(9,739)	11.0%
Non-cash interest expense	(641)	(733)	—	92	(12.6%)
Amortization of deferred financing fees	(5,061)	(5,388)	—	327	(6.1%)
Loss from extinguishment of debt, net	—	(645)	—	645	(100.0%)
Other (expense) income, net	(508)	4,553	(3,834)	(1,227)	(41.9%)
Total	$(103,077)	$(89,841)	$(3,945)	$(9,291)	10.2%

Interest expense increased  $9.7 million for the three months ended March 31, 2019, as compared to the prior year. These changes were due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Other (expense) income, net includes a $2.1 million loss on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the three months ended March 31, 2019, while the prior year period included a $1.6 million gain.

Provision for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(10,207)	$(8,582)	$1,516	$(3,141)	36.6%

Provision for income taxes increased $1.6 million for the three months ended March 31, 2019, as compared to the prior year. On a constant currency basis, provision for income taxes increased $3.1 million. These changes were primarily due to a $1.8 million increase in Brazilian deferred tax provision and a $1.1 million accrual for deferred withholding taxes on foreign earnings.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$25,989	$31,545	$(4,026)	$(1,530)	(5.1%)

Net income decreased $5.6 million for the three months ended March 31, 2019, as compared to the prior year. This change was primarily due to increases in the provision for income taxes and interest expense and fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact), partially offset by an increase in operating income.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition and new business initiatives related adjustments and expenses, asset impairment and decommission costs, interest income, interest expenses, depreciation, accretion, and amortization, and provision for or benefit from taxes.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$25,989	$31,545	$(4,026)	$(1,530)	(5.1%)
Non-cash straight-line leasing revenue	(2,645)	(5,468)	158	2,665	(48.7%)
Non-cash straight-line ground lease expense	6,089	6,778	(4)	(685)	(10.1%)
Non-cash compensation	23,414	10,410	(170)	13,174	126.6%
Loss from extinguishment of debt, net	—	645	—	(645)	(100.0%)
Other expense (income), net	508	(4,553)	3,834	1,227	41.9%
Acquisition and new business initiatives
related adjustments and expenses	2,437	3,044	(164)	(443)	(14.6%)
Asset impairment and decommission costs	5,771	8,506	(122)	(2,613)	(30.7%)
Interest income	(1,800)	(1,295)	106	(611)	47.2%
Interest expense (1)	104,369	95,044	5	9,320	9.8%
Depreciation, accretion, and amortization	171,038	165,398	(4,094)	9,734	5.9%
Provision for income taxes (2)	10,404	8,775	(1,517)	3,146	35.9%
Adjusted EBITDA	$345,574	$318,829	$(5,994)	$32,739	10.3%

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $197 and $193 of franchise taxes for the three months ended March 31, 2019 and 2018, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased  $26.7 million for the three months ended March 31, 2019, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased  $32.7 million. These changes were primarily due to higher segment operating profit.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2019	March 31, 2018

	(in thousands)
Cash provided by operating activities	$222,665	$178,577
Cash used in investing activities	(84,976)	(151,597)
Cash (used in) provided by financing activities	(158,047)	34,049
Change in cash, cash equivalents, and restricted cash	(20,358)	61,029
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(14,071)	(504)
Cash, cash equivalents, and restricted cash, beginning of period	178,300	104,295
Cash, cash equivalents, and restricted cash, end of period	$143,871	$164,820

Operating Activities

Cash provided by operating activities was $222.7 million for the three months ended March 31, 2019 as compared to $178.6 million for the three months ended March 31, 2018. The increase was primarily due to an increase in segment operating profit and a decrease in cash outflows associated with working capital changes, partially offset by an increase in selling, general, and administrative expenses and cash interest payments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months ended March 31,
	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets	$42,148	$108,355
Construction and related costs on new builds	15,426	13,271
Augmentation and tower upgrades	13,703	10,345
Land buyouts and other assets (1)	13,139	9,267
Tower maintenance	6,420	6,664
General corporate	825	816
Total cash capital expenditures	$91,661	$148,718

(1)	Excludes $3.8 million and $6.6 million spent to extend ground lease terms for the three months ended March 31, 2019 and 2018, respectively.

For 2019, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $31.0 million to $41.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $325.0 million to $345.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended
	March 31, 2019	March 31, 2018

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(215,000)	$195,000
Repayment of Tower Securities (1)	—	(755,000)
Proceeds from issuance of Tower Securities, net of fees (1)	—	631,848
Repurchase and retirement of common stock (2)	—	(38,545)
Proceeds from employee stock purchase/stock option plans	63,475	6,901
Other financing activities	(6,522)	(6,155)
Net cash (used in) provided by financing activities	$(158,047)	$34,049

(1)	For additional information regarding our debt offerings, refer to the Debt Instruments and Debt Service Requirements below.
(2)

As of the date of this filing, we had $204.5 million of authorization remaining under the current stock repurchase plan. During the three months ended March 31, 2018, we repurchased 0.2 million shares of our Class A common stock under our current stock repurchase plan for $38.5 million at a weighted average price per share of $161.60. Shares repurchased were retired.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2019,  we issued 10,000 shares of Class A common stock under this registration statement. As of March 31, 2019, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended March 31, 2019, we repaid $215.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2019, the balance outstanding under the Revolving Credit Facility was $110.0 million accruing interest at 4.16% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of March 31, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2019, we repaid $60.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $50.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of March 31, 2019, the 2018 Term Loan was accruing interest at 4.50% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three months ended March 31, 2019, we repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of September 30, 2018, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap with JP Morgan on a portion of our 2018 Term Loan in order to reduce our exposure to fluctuations in interest rates.  The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly.

Secured Tower Revenue Securities

2013-2C Tower Securities

On April 18, 2013, we, through a New York common law trust (the “Trust”), issued $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”). We incurred financing fees of $11.0 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

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

Debt Covenants

As of March 31, 2019, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of March 31, 2019, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended March 31, 2020 based on the amounts outstanding as of March 31, 2019 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-1C Tower Securities (1)	934,523
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
Revolving Credit Facility	7,426
2018 Term Loan	130,928
Total debt service for the next 12 months	$1,321,723

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$750,000	$—	$—	$750,000	$761,250
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,108,250
2017 Senior Notes	—	—	—	750,000	—	—	750,000	751,875
2013-2C Tower Securities (1)	—	—	—	—	575,000	—	575,000	572,591
2014-1C Tower Securities (1)	920,000	—	—	—	—	—	920,000	916,348
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	630,112
2015-1C Tower Securities (1)	—	500,000	—	—	—	—	500,000	498,850
2016-1C Tower Securities (1)	—	—	700,000	—	—	—	700,000	693,714
2017-1C Tower Securities (1)	—	—	—	760,000	—	—	760,000	752,856
2018-1C Tower Securities (1)	—	—	—	—	640,000	—	640,000	644,922
Revolving Credit Facility	—	—	—	—	110,000	—	110,000	110,000
2018 Term Loan	18,000	24,000	24,000	24,000	24,000	2,268,000	2,382,000	2,340,315
Total debt obligation	$938,000	$524,000	$724,000	$2,284,000	$1,349,000	$3,988,000	$9,807,000	$9,781,083

(1)	The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

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

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including a four-year interest rate swap on a portion of our 2018 Term Loan entered into on February 1, 2019. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, and Chile, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2019, approximately 12.9% of our revenues and approximately 15.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2019. As of March 31, 2019, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.7%, respectively, for the three months ended March 31, 2019.

As of March 31, 2019, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2019 would have resulted in approximately $48.2 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the three months ended March 31, 2019.

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

•	our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;
•	our intent to grow our tower portfolio domestically and internationally and expand through acquisitions, new builds, and organic lease up on existing towers;
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
•

our focus on our site leasing business and belief that our site leasing business is characterized by stable and long-term recurring revenues, reduced exposure to changes in customer spending, predictable operating costs, and minimal non-discretionary capital expenditures;

•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our expectations regarding churn rates;
•	our election to be subject to tax as a REIT and our intent to continue to operate as a REIT;
•	our belief that our business is currently operated in a manner that complies with the REIT rules and our intent to continue to do so;
•	our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;
•	our expectations regarding the use of NOLs to reduce REIT taxable income;
•

our expectations regarding our capital allocation strategy, including future allocation decisions between the stock repurchases portfolio growth, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required for new builds and to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•

our expectations regarding our business strategies, including our strategy for securing rights to the land underlying our towers, and the impact of such strategies on our financial and operational results;

•	our intended use of our liquidity;
•	our intent to maintain our target leverage levels;
•

our expectations regarding our debt service in 2019 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•	our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2019. Based on such evaluation, such officers have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we adopted ASU 2016-02, Leases. We updated our lease accounting policy and added additional controls over financial reporting by updating our existing information technology systems to gather lease information for financial statement disclosures required by the new standard. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SBA COMMUNICATIONS CORPORATION

May 8, 2019	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 8, 2019	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)