Form 10-Q
period 2019-06-30
SBA COMMUNICATIONS CORP
filed 2019-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 113,105,564 shares of Class A common stock as of July 31, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$101,836	$143,444
Restricted cash	22,590	32,464
Accounts receivable, net	117,476	111,035
Costs and estimated earnings in excess of billings on uncompleted contracts	25,575	23,785
Prepaid expenses and other current assets (1)	48,252	63,126
Total current assets	315,729	373,854
Property and equipment, net (1)	2,761,580	2,786,355
Intangible assets, net	3,238,031	3,331,465
Right-of-use assets, net (1)	2,502,601	—
Other assets (1)	451,474	722,033
Total assets	$9,269,415	$7,213,707
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$41,270	$34,308
Accrued expenses	58,483	63,665
Current maturities of long-term debt	943,161	941,728
Deferred revenue	95,127	108,054
Accrued interest	49,235	48,722
Current lease liabilities (1)	231,681	—
Other current liabilities (1)	9,181	9,802
Total current liabilities	1,428,138	1,206,279
Long-term liabilities:
Long-term debt, net	8,749,450	8,996,825
Long-term lease liabilities (1)	2,235,524	—
Other long-term liabilities (1)	195,649	387,426
Total long-term liabilities	11,180,623	9,384,251
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 113,090 shares and 112,433 shares issued and outstanding at June 30, 2019
and December 31, 2018, respectively	1,131	1,124
Additional paid-in capital	2,408,385	2,270,326
Accumulated deficit	(5,193,942)	(5,136,368)
Accumulated other comprehensive loss, net	(554,920)	(511,905)
Total shareholders' deficit	(3,339,346)	(3,376,823)
Total liabilities and shareholders' deficit	$9,269,415	$7,213,707

(1)On January 1, 2019, the Company adopted ASU 2016-02 which requires lessees to recognize a right-of-use asset and a lease liability. Upon adoption, certain assets and liabilities were reclassified to Right-of-use assets, net and lease liabilities in accordance with provisions of ASU 2016-02. See Note 1 for further discussion.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018
Revenues:
Site leasing	$459,003	$429,884	$911,186	$860,426
Site development	41,144	26,439	82,254	54,199
Total revenues	500,147	456,323	993,440	914,625
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	93,460	93,688	186,175	186,506
Cost of site development	30,988	20,726	62,089	43,246
Selling, general, and administrative (1)	55,524	35,943	106,483	71,993
Acquisition and new business initiatives related
adjustments and expenses	2,539	3,133	4,976	6,177
Asset impairment and decommission costs	9,620	7,404	15,391	15,909
Depreciation, accretion, and amortization	171,564	169,558	342,602	334,956
Total operating expenses	363,695	330,452	717,716	658,787
Operating income	136,452	125,871	275,724	255,838
Other income (expense):
Interest income	1,581	1,671	3,381	2,966
Interest expense	(97,447)	(93,639)	(196,114)	(182,562)
Non-cash interest expense	(651)	(638)	(1,292)	(1,370)
Amortization of deferred financing fees	(5,116)	(4,897)	(10,176)	(10,285)
Loss from extinguishment of debt, net	—	(13,798)	—	(14,443)
Other income (expense), net	12,762	(90,210)	12,254	(85,657)
Total other expense, net	(88,871)	(201,511)	(191,947)	(291,351)
Income (loss) before income taxes	47,581	(75,640)	83,777	(35,513)
(Provision) benefit for income taxes	(15,608)	18,249	(25,815)	9,667
Net income (loss)	$31,973	$(57,391)	$57,962	$(25,846)
Net income (loss) per common share
Basic	$0.28	$(0.50)	$0.51	$(0.22)
Diluted	$0.28	$(0.50)	$0.51	$(0.22)
Weighted average number of common shares
Basic	113,205	115,064	112,958	115,775
Diluted	114,940	115,064	114,643	115,775

(1)Includes non-cash compensation of $24,131 and $11,034 for the three months ended June 30, 2019 and 2018, respectively, and $46,736 and $20,927 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2019	2018	2019	2018
Net income (loss)	$31,973	$(57,391)	$57,962	$(25,846)
Change in fair value of cash flow hedge	(36,281)	—	(51,593)	—
Foreign currency translation adjustments	13,122	(121,810)	8,578	(121,459)
Comprehensive income (loss)	$8,814	$(179,201)	$14,947	$(147,305)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss, Net	Total

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income	—	—	—	25,989	—	25,989
Common stock issued in connection with
stock purchase/option plans	762	8	63,467	—	—	63,475
Non-cash stock compensation	—	—	23,722	—	—	23,722
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Change in fair value of cash flow hedge	—	—	—	—	(15,312)	(15,312)
Foreign currency translation adjustments	—	—	—	—	(4,544)	(4,544)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
BALANCE, March 31, 2019	113,205	$1,132	$2,359,195	$(5,131,347)	$(531,761)	$(3,302,781)
Net income	—	—	—	31,973	—	31,973
Common stock issued in connection with
stock purchase/option plans	348	3	24,443	—	—	24,446
Non-cash stock compensation	—	—	24,747	—	—	24,747
Change in fair value of cash flow hedge	—	—	—	—	(36,281)	(36,281)
Repurchase and retirement of common stock	(463)	(4)	—	(94,568)	—	(94,572)
Foreign currency translation adjustments	—	—	—	—	13,122	13,122
BALANCE, June 30, 2019	113,090	$1,131	$2,408,385	$(5,193,942)	$(554,920)	$(3,339,346)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net income	—	—	—	31,545	—	31,545
Common stock issued in connection with
stock purchase/option plans	264	3	6,883	—	—	6,886
Non-cash stock compensation	—	—	10,636	—	—	10,636
Repurchase and retirement of common
stock	(238)	(2)	—	(38,543)	—	(38,545)
Foreign currency translation adjustments	—	—	—	—	351	351
BALANCE, March 31, 2018	116,472	$1,165	$2,184,989	$(4,395,286)	$(379,109)	$(2,588,241)
Net loss	—	—	—	(57,391)	—	(57,391)
Common stock issued in connection with
stock purchase/option plans	238	2	20,791	—	—	20,793
Non-cash stock compensation	—	—	11,493	—	—	11,493
Repurchase and retirement of common stock	(1,878)	(19)	—	(306,960)	—	(306,979)
Foreign currency translation adjustments	—	—	—	—	(121,810)	(121,810)
BALANCE, June 30 2018	114,832	$1,148	$2,217,273	$(4,759,637)	$(500,919)	$(3,042,135)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,962	$(25,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	342,602	334,956
Non-cash asset impairment and decommission costs	14,737	15,678
Non-cash compensation expense	47,901	21,707
Deferred income tax expense (benefit)	14,822	(21,411)
(Gain)/loss on remeasurement of U.S. dollar denominated intercompany loans	(7,007)	87,275
Other non-cash items reflected in the Statements of Operations	6,599	24,952
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(4,546)	2,828
Prepaid expenses and other assets	3,915	(15,602)
Operating lease right-of-use assets, net	47,237	—
Accounts payable and accrued expenses	1,853	(7,894)
Accrued interest	513	765
Long-term lease liabilities	(41,732)	—
Other liabilities	(18,750)	7,648
Net cash provided by operating activities	466,106	425,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(151,182)	(285,363)
Capital expenditures	(72,785)	(68,614)
Purchase of investments	(285,599)	(4,792)
Proceeds from sale of investments	255,557	—
Other investing activities	(1,466)	(11,386)
Net cash used in investing activities	(255,475)	(370,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	90,000	545,000
Repayments under Revolving Credit Facility	(335,000)	(500,000)
Repayment of Tower Securities	—	(755,000)
Proceeds from issuance of Tower Securities, net of fees	—	631,490
Repurchase and retirement of common stock	(94,572)	(345,524)
Proceeds from employee stock purchase/stock option plans	87,921	12,306
Repayment of Term Loans	(12,000)	(1,935,000)
Proceeds from Term Loans, net of fees	—	2,377,264
Other financing activities	(812)	(3,819)
Net cash (used in) provided by financing activities	(264,463)	26,717
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,344	(9,550)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(51,488)	72,068
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	178,300	104,295
End of period	$126,812	$176,363

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$195,671	$182,009
Income taxes	$11,777	$11,294

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,225	$—
Operating lease modifications and reassessments	$52,644	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,678	$905
Common stock issued in connection with acquisitions	$1,680	$—

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the period. Unrealized remeasurement gains and losses are reported as foreign currency translation adjustments through Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareholders’ Deficit.

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $6.0 million gain and a $58.7 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2019 and 2018, respectively, and a $4.6 million gain and a $57.6 million loss, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2019 and 2018, respectively, due to changes in foreign exchange rates. As of June 30, 2019 and December 31, 2018, the aggregate amount outstanding under the two intercompany loan agreements with the Company’s Brazilian subsidiary was $434.8 million and $536.9 million, respectively.

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

The components of the right-of-use assets and lease liabilities as of June 30, 2019 are as follows (in thousands):

Operating lease right-of-use assets, net	$2,498,979
Financing lease right-of-use assets, net	3,622
Right-of-use assets, net	$2,502,601

Current operating lease liabilities	$230,594
Current financing lease liabilities	1,087
Current lease liabilities	$231,681

Long-term operating lease liabilities	$2,233,883
Long-term financing lease liabilities	1,641
Long-term lease liabilities	$2,235,524

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

Discount Rate

When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company’s ground leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement or upon a modification. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.

Lease Cost

Variable lease payments include escalations based on standard cost of living indexes and are initially recognized using the prevailing index at the date of initial measurement or upon reassessment of the lease term. Subsequent changes in standard cost of living increases are recognized as variable lease costs. Variable lease payments also include contingent rent provisions.

The components of lease cost, lease term, and discount rate as of June 30, 2019 are as follows:

	For the three months	For the six months
	ended June 30, 2019	ended June 30, 2019
	(in thousands)
Amortization of right-of-use assets	$284	$621
Interest on finance lease liabilities	26	54
Total finance lease cost	310	675
Operating lease cost (1)	66,523	134,822
Variable lease cost (1)	9,424	17,166
Total lease cost	$76,257	$152,663

Weighted Average Remaining Lease Term as of June 30, 2019
Operating leases		17.7 years
Finance leases		3.1 years

Weighted Average Discount Rate as of June 30, 2019
Operating leases		6.1%
Finance leases		3.9%

Other information:		For the six months
		ended June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases		$118,615
Cash flows from finance leases		$621

(1)For the three and six months ended June 30, 2018, operating lease cost were $69.6 million and $137.6 million, respectively. For the three and six months ended June 30, 2018, variable lease cost were $6.8 million and $13.6 million, respectively.

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

Deferred Lease Costs

Prior to the adoption of ASU 2016-02, the Company deferred certain initial direct costs associated with the origination of tenant leases and lease amendments and amortized these costs over the remaining lease term. These costs included an allocation of a portion of the employees’ total compensation and payroll related benefits related to time spent performing those activities. Such deferred costs were approximately $3.1 million and $5.9 million for the three and six months ended June 30, 2018. Amortization expense related to these deferred costs was $3.0 million and $6.1 million for the three and six months ended June 30, 2018 and is included in cost of site leasing on the Consolidated Statements of Operations. As of December 31, 2018, unamortized deferred lease costs were $27.0 million.

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

Initial direct costs were approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2019. Amortization expense related to deferred costs was $0.4 million and $0.7 million for the three and six months ended June 30, 2019. As of June 30, 2019, unamortized deferred lease costs were $4.3 million and were included in other assets on the Consolidated Balance Sheets.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition and new business initiatives related adjustments and expenses in the Consolidated Statements of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation contained in acquisitions prior to January 1, 2017 (adoption of ASU 2017-01) was $0.1 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. The maximum potential obligation related to the performance targets for these acquisitions was $0.1 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. The maximum potential obligation related to the performance targets for acquisitions after January 1, 2017, which have not been recorded on the Company’s Consolidated Balance Sheet, were $8.9 million and $13.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018

Asset impairment (1)	$4,282	$4,526	$7,585	$10,382
Write-off of carrying value of decommissioned towers	5,007	2,370	7,164	4,371
Other (including third party decommission costs)	331	508	642	1,156
Total asset impairment and decommission costs	$9,620	$7,404	$15,391	$15,909

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of June 30, 2019 and December 31, 2018. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2019 and December 31, 2018, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.2 million. The current portion is recorded in Prepaid and other current assets in the Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets. As of June 30, 2019, the Company had $25.3 million of short-term investments. For the three months ended June 30, 2019, the Company purchased $130.0 million and sold $105.0 million of short-term investments. For the six months ended June 30, 2019, the Company purchased $280.0 million and sold $255.0 million of short-term investments.

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

On May 23, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of its 2018 Term Loan. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly. The Company designated this swap as a cash flow hedge.

On a quarterly basis, the Company evaluates whether the swaps remain highly effective in offsetting changes in cash flows. As of June 30, 2019, the Company believes that the hedges remain highly effective and changes in the fair value were recorded in Accumulated other comprehensive loss, net on the Consolidated Balance Sheet. As of June 30, 2019, the fair value of the swaps using Level 2 inputs resulted in a liability of $51.6 million and was included within Other long-term liabilities on the Consolidated Balance Sheet. The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

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

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2019	December 31, 2018	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$101,836	$143,444
Securitization escrow accounts	22,386	32,260	Restricted cash - current asset
Payment and performance bonds	204	204	Restricted cash - current asset
Surety bonds and workers compensation	2,386	2,392	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$126,812	$178,300

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2019 and December 31, 2018, the Company had $40.7 million and $40.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2019 and December 31, 2018, the Company had also pledged $2.3 million and $2.2 million, respectively, as collateral related to its workers compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Costs incurred on uncompleted contracts	$52,686	$38,464
Estimated earnings	21,632	16,655
Billings to date	(49,990)	(31,952)
	$24,328	$23,167

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,575	$23,785
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(1,247)	(618)
	$24,328	$23,167

At June 30, 2019 and December 31, 2018, eight customers comprised 98.0% and 96.3% of the contract assets, net of contract liabilities.

5.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$83,264	$153,235	$125,412	$261,590
Land buyouts and other assets (2)	12,631	14,506	25,770	23,773
Total cash acquisition capital expenditures	$95,895	$167,741	$151,182	$285,363

(1)The six months ended June 30, 2019 excludes $1.7 million of acquisition costs funded through the issuance of 10,000 shares of Class A common stock.

(2)In addition, the Company paid $3.5 million and $3.1 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended June 30, 2019 and 2018, respectively, and paid $6.7 million and $9.6 million for ground lease extensions and term easements on land underlying the Company’s towers during the six months ended June 30, 2019 and 2018, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

As of June 30, 2019, there were no purchase price allocations that were preliminary.

During the six months ended June 30, 2019, the Company acquired 136 completed towers and related assets and liabilities consisting of $21.2 million of property and equipment, $102.1 million of intangible assets, and $2.1 million of other net asset balances. All acquisitions in the three months ended June 30, 2019 were accounted for as asset acquisitions. All but one acquisition in the six months ended June 30, 2019 were accounted for as asset acquisitions. During the three months ended March 31, 2019, the Company consummated an acquisition for $3.0 million in cash and $1.7 million in the Company’s Class A common stock, which was accounted for as a business combination.

Subsequent to June 30, 2019, the Company acquired 59 towers and related assets for $17.9 million in cash.

In the third quarter of 2019, the Company intends to exercise and close on its option to acquire all but 6.0% of a previously unconsolidated joint venture in South Africa. The joint venture is currently operated under the name Atlas Tower South Africa (“Atlas SA”). The Company has been a venture partner, providing investment and operational support for approximately four years. Atlas SA currently owns and operates approximately 900 sites throughout all of South Africa and has a substantial new tower development backlog. Subsequent to the close of the transaction, which the Company expects will occur during the third quarter of 2019, the Company will consolidate the results of Atlas SA into its financial statements.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$1,409	$34,276
Loan receivables	—	11,178
Marketable Securities	25,537	239
Other	21,306	17,433
Total prepaid expenses and other current assets	$48,252	$63,126

(1)Decrease is due to the adoption of ASU 2016-02. Prepaid ground rent was reclassified to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019.

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$—	$263,694
Straight-line rent receivable	326,535	322,073
Loan receivables	62,317	49,255
Deferred lease costs, net (1)	4,258	27,020
Deferred tax asset - long term	10,265	18,330
Other	48,099	41,661
Total other assets	$451,474	$722,033

(1)Decrease is due to the adoption of ASU 2016-02. Prepaid ground rent was reclassified from Other assets to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019. Deferred lease costs of $23.3 million were written off to Accumulated deficit on the Consolidated Balance Sheets in the first quarter of 2019.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Towers and related components	$5,041,990	$4,951,321
Construction-in-process	34,273	35,756
Furniture, equipment, and vehicles (1)	47,623	54,814
Land, buildings, and improvements	692,125	668,459
Total property and equipment	5,816,011	5,710,350
Less: accumulated depreciation (1)	(3,054,431)	(2,923,995)
Property and equipment, net	$2,761,580	$2,786,355

(1)Financing lease right-of-use assets are included in the prior period but are included in Right-of-use assets, net on the Consolidated Balance Sheets for the current period.

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $69.5 million and $68.1 million for the three months ended June 30, 2019 and 2018, respectively, and $138.6 million and $133.1 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, unpaid capital expenditures that are included in accounts payable and accrued expenses were $12.6 million and $12.4 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2019			As of December 31, 2018
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,476,184	$(2,076,957)	$2,399,227	$4,394,416	$(1,928,030)	$2,466,386
Network location intangibles	1,699,997	(861,193)	838,804	1,669,859	(804,780)	865,079
Intangible assets, net	$6,176,181	$(2,938,150)	$3,238,031	$6,064,275	$(2,732,810)	$3,331,465

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $102.0 million and $101.3 million for the three months ended June 30, 2019 and 2018, respectively, and $203.8 million and $201.6 million for the six months ended June 30, 2019 and 2018, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Salaries and benefits	$12,425	$16,015
Real estate and property taxes	10,005	7,928
Unpaid capital expenditures	12,571	12,387
Other	23,482	27,335
Total accrued expenses	$58,483	$63,665

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2019			December 31, 2018
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$757,500	$742,412	$750,000	$735,000	$741,273
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,130,250	1,084,949	1,100,000	1,034,000	1,083,689
2017 Senior Notes	Oct. 1, 2022	750,000	760,313	743,956	750,000	712,500	743,099
2013-2C Tower Securities	Apr. 11, 2023	575,000	585,781	570,285	575,000	569,164	569,715
2014-1C Tower Securities	Oct. 8, 2019	920,000	919,890	919,161	920,000	914,241	917,728
2014-2C Tower Securities	Oct. 8, 2024	620,000	643,213	614,756	620,000	609,665	614,315
2015-1C Tower Securities	Oct. 8, 2020	500,000	502,360	496,903	500,000	496,640	495,737
2016-1C Tower Securities	Jul. 9, 2021	700,000	703,885	695,957	700,000	691,432	694,994
2017-1C Tower Securities	Apr. 11, 2022	760,000	762,417	754,035	760,000	744,496	753,028
2018-1C Tower Securities	Mar. 9, 2023	640,000	659,066	633,519	640,000	641,478	632,725
Revolving Credit Facility	Apr. 11, 2023	80,000	80,000	80,000	325,000	325,000	325,000
2018 Term Loan	Apr. 11, 2025	2,376,000	2,343,330	2,356,678	2,388,000	2,262,630	2,367,250
Total debt		$9,771,000	$9,848,005	$9,692,611	$10,028,000	$9,736,246	$9,938,553
Less: current maturities of long-term debt				(943,161)			(941,728)
Total long-term debt, net of current maturities				$8,749,450			$8,996,825

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2019		2018		2019		2018
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$9,141	$199	$9,141	$189	$18,281	$395	$18,281	$376
2016 Senior Notes	13,406	262	13,406	249	26,813	521	26,813	495
2017 Senior Notes	7,500	—	7,500	—	15,000	—	15,000	—
2013 Tower Securities	5,396	—	5,396	—	10,792	—	14,871	—
2014 Tower Securities	12,785	—	12,785	—	25,569	—	25,569	—
2015-1C Tower Securities	3,985	—	3,985	—	7,969	—	7,969	—
2016-1C Tower Securities	5,090	—	5,090	—	10,181	—	10,181	—
2017-1C Tower Securities	6,088	—	6,088	—	12,173	—	12,173	—
2018-1C Tower Securities	5,570	—	5,570	—	11,141	—	6,932	—
Revolving Credit Facility	1,564	—	1,589	—	4,401	—	3,191	—
2014 Term Loan	—	—	1,603	15	—	—	15,550	146
2015 Term Loan	—	—	540	19	—	—	5,237	187
2018 Term Loan	26,944	190	21,207	166	53,866	376	21,207	166
Other	(22)	—	(261)	—	(72)	—	(412)	—
Total	$97,447	$651	$93,639	$638	$196,114	$1,292	$182,562	$1,370

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

During the three months ended June 30, 2019, the Company borrowed $90.0 million and repaid $120.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2019, the Company borrowed $90.0 million and repaid $335.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2019, the balance outstanding under the Revolving Credit Facility was $80.0 million accruing interest at 3.87% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of June 30, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2019, the Company borrowed an additional $30.0 million and repaid $80.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $ 30.0 million was outstanding under the Revolving Credit Facility.

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

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2019, the 2018 Term Loan was accruing interest at 4.41% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred deferred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three and six months ended June 30, 2019, the Company repaid $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

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

On May 23, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of its 2018 Term Loan in order to reduce the Company’s exposure to fluctuations in interest rates. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly.

Secured Tower Revenue Securities

2013 Tower Securities

On April 18, 2013, the Company, through a New York common law trust (the “Trust”), issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1C Tower Securities”), $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”), and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D, which had an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (the “2013-1D Tower Securities”) (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities had a blended interest rate of 3.218% per annum, payable monthly. The Company incurred financing fees of $11.0 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

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

2018-1C Tower Securities

On March 9, 2018, the Company, through the Trust, issued $640.0 million of Secured Tower Revenue Securities Series 2018-1C, which have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1C Tower Securities”). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. The Company incurred financing fees of $8.6 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2018-1C Tower Securities.

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

Debt Covenants

As of June 30, 2019, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Stock Repurchases

During the three and six months ended June 30, 2019, the Company repurchased 0.5 million shares of its Class A common stock under its existing stock repurchase plan for $94.6 million, at an average price per share of $204.06.

On July 29, 2019, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on February 16, 2018 which had a remaining authorization of $110.0 million. This new plan authorizes the Company to purchase, from time to time, up to $1.0 billion of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion.

Dividends

On July 29, 2019, the Company’s Board of Directors declared the Company’s first quarterly cash dividend of 37 cents per share on shares of the Company’s Class A common stock. The dividend will be payable on September 25, 2019 to shareholders of record at the close of business on August 28, 2019. Future dividends are subject to the approval of the Company’s Board of Directors.

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

	For the six months ended
	June 30,
	2019	2018

Risk free interest rate	1.84% - 2.47%	2.57% - 2.87%
Dividend yield	1.3%	0.7%
Expected volatility	20%	22%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2019 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2018	4,816	$114.48
Granted	1,059	$182.90
Exercised	(1,088)	$100.70
Forfeited/canceled	(49)	$136.33
Outstanding at June 30, 2019	4,738	$132.72	4.6	$436,326
Exercisable at June 30, 2019	2,144	$110.19	3.3	$245,862
Unvested at June 30, 2019	2,594	$151.36	5.6	$190,464

The weighted-average per share fair value of options granted during the six months ended June 30, 2019 was $33.93. The total intrinsic value for options exercised during the six months ended June 30, 2019 was $101.5 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2018	324	$128.69
Granted	131	$182.30
Vested	(129)	$125.39
Forfeited/canceled	(10)	$147.12
Outstanding at June 30, 2019	316	$152.22

During 2018, the Board of Directors adopted a retirement policy applicable to all employees receiving equity as part of their compensation plan. This policy was effective January 1, 2019. Historically, all unvested outstanding equity awards were forfeited upon termination of employment and any options that were vested but unexercised would be forfeited 90 days after the termination of employment. The new retirement policy allows employees that meet certain conditions to vest or continue vesting in outstanding equity awards following retirement and extends the time the employee has to exercise vested and outstanding awards. As a result of this policy, stock compensation expense related to the adoption of the policy resulted in an acceleration of unrecognized stock compensation expense of approximately $11.2 million and $7.3 million in the first and second quarter of 2019, respectively.

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

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the three months ended June 30, 2019	(in thousands)
Revenues	$369,180	$89,823	$41,144	$—	$500,147
Cost of revenues (2)	65,576	27,884	30,988	—	124,448
Operating profit	303,604	61,939	10,156	—	375,699
Selling, general, and administrative	27,193	8,310	6,885	13,136	55,524
Acquisition and new business initiatives related
adjustments and expenses	1,272	1,267	—	—	2,539
Asset impairment and decommission costs	8,815	805	—	—	9,620
Depreciation, amortization and accretion	131,413	38,194	678	1,279	171,564
Operating income (loss)	134,911	13,363	2,593	(14,415)	136,452
Other expense (principally interest expense
and other income (expense))				(88,871)	(88,871)
Income (loss) before income taxes					47,581
Cash capital expenditures (3)	113,200	18,411	883	624	133,118

For the three months ended June 30, 2018
Revenues	$346,683	$83,201	$26,439	$—	$456,323
Cost of revenues (2)	67,756	25,932	20,726	—	114,414
Operating profit	278,927	57,269	5,713	—	341,909
Selling, general, and administrative	17,944	6,894	3,932	7,173	35,943
Acquisition and new business initiatives related
adjustments and expenses	1,570	1,563	—	—	3,133
Asset impairment and decommission costs	6,444	906	54	—	7,404
Depreciation, amortization and accretion	129,786	37,560	648	1,564	169,558
Operating income (loss)	123,183	10,346	1,079	(8,737)	125,871
Other expense (principally interest expense
and other income (expense))				(201,511)	(201,511)
Income (loss) before income taxes					(75,640)
Cash capital expenditures (3)	182,898	21,507	653	846	205,904

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment	Total

For the six months ended June 30, 2019	(in thousands)
Revenues	$732,017	$179,169	$82,254	$—	$993,440
Cost of revenues (2)	130,690	55,485	62,089	—	248,264
Operating profit	601,327	123,684	20,165	—	745,176
Selling, general, and administrative	56,086	13,998	12,591	23,808	106,483
Acquisition and new business initiatives related
adjustments and expenses	1,980	2,996	—	—	4,976
Asset impairment and decommission costs	12,449	2,942	—	—	15,391
Depreciation, amortization and accretion	261,657	76,989	1,240	2,716	342,602
Operating income (loss)	269,155	26,759	6,334	(26,524)	275,724
Other expense (principally interest expense
and other income (expense))				(191,947)	(191,947)
Income (loss) before income taxes					83,777
Cash capital expenditures (3)	174,710	47,928	1,808	1,199	225,645

For the six months ended June 30, 2018
Revenues	$688,390	$172,036	$54,199	$—	$914,625
Cost of revenues (2)	132,772	53,734	43,246	—	229,752
Operating profit	555,618	118,302	10,953	—	684,873
Selling, general, and administrative	37,284	13,508	8,009	13,192	71,993
Acquisition and new business initiatives related
adjustments and expenses	3,356	2,821	—	—	6,177
Asset impairment and decommission costs	13,169	2,408	332	—	15,909
Depreciation, amortization and accretion	253,244	77,240	1,290	3,182	334,956
Operating income (loss)	248,565	22,325	1,322	(16,374)	255,838
Other expense (principally interest expense
and other income (expense))				(291,351)	(291,351)
Income (loss) before income taxes					(35,513)
Cash capital expenditures (3)	253,917	98,563	920	1,482	354,882

	Domestic Site	Int'l Site	Site	Not Identified
	Leasing	Leasing	Development	by Segment (1)	Total

Assets	(in thousands)
As of June 30, 2019	$6,430,796	$2,639,217	$70,874	$128,528	$9,269,415
As of December 31, 2018	$5,035,826	$2,042,800	$60,775	$74,306	$7,213,707

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and financing leases.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $111.9 million and $115.6 million for the six months ended June 30, 2019 and 2018, respectively. Total long-lived assets in Brazil were $1,006.1 million and $1,031.6 million as of June 30, 2019 and December 31, 2018, respectively.

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income per common share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$31,973	$(57,391)	$57,962	$(25,846)
Denominator:
Basic weighted-average shares outstanding	113,205	115,064	112,958	115,775
Dilutive impact of stock options and restricted shares	1,735	—	1,685	—
Diluted weighted-average shares outstanding	114,940	115,064	114,643	115,775
Net income per common share:
Basic	$0.28	$(0.50)	$0.51	$(0.22)
Diluted	$0.28	$(0.50)	$0.51	$(0.22)

For both the three and six months ended June 30, 2019, the diluted weighted average number of common shares outstanding excluded an additional 0.7 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the three months and six months ended June 30, 2018, all potential common stock equivalents, including 5.3 million shares of stock options outstanding and 0.3 million shares of restricted stock units outstanding, were excluded as the effect would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations, as of June 30, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
The remainder of 2019	$642	$119,242
2020	917	239,734
2021	738	241,298
2022	522	242,197
2023	73	241,904
Thereafter	—	3,230,131
Total minimum lease payments	2,892	4,314,506
Less: amount representing interest	(164)	(1,850,029)
Present value of future payments	2,728	2,464,477
Less: current obligations	(1,087)	(230,594)
Long-term obligations	$1,641	$2,233,883

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of June 30, 2019 is as follows:

(in thousands)
The remainder of 2019	$833,579
2020	1,504,990
2021	1,262,458
2022	1,005,159
2023	795,635
Thereafter	2,216,854
Total	$7,618,675

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 97.3% of our total segment operating profit for the six months ended June 30, 2019. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2019, we owned 29,845 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. As of June 30, 2019, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2019. In addition, as of June 30, 2019, approximately 28.7% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with multiple 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with multiple 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease origination cost amortization.

Ground leases are generally for an initial term of five years or more with multiple 5-year renewal periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. As of June 30, 2019, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
	June 30,		June 30,

Segment operating profit as a percentage of total	2019	2018	2019	2018

Domestic site leasing	80.8%	81.6%	80.7%	81.1%
International site leasing	16.5%	16.7%	16.6%	17.3%
Total site leasing	97.3%	98.3%	97.3%	98.4%

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

Recent Developments

South Africa. In the third quarter of 2019, we intend to exercise and close on our option to acquire all but 6.0% of a previously unconsolidated joint venture in South Africa. The joint venture is currently operated under the name Atlas Tower South Africa (“Atlas SA”). We have been a venture partner, providing investment and operational support for approximately four years. Atlas SA currently owns and operates approximately 900 sites throughout all of South Africa and has a substantial new tower development backlog. The cumulative amount anticipated to be invested by us in Atlas SA through the closing will be approximately USD $140.0 million. Based on current foreign currency exchange rates, Atlas SA is expected to generate annual revenues and Adjusted EBITDA during its first full year of operation after the closing of approximately USD $31.0 million and USD $21.0 million, respectively. Subsequent to the close of the transaction, which we expect will occur during the third quarter of 2019, we will consolidate the results of Atlas SA into its financial statements.

Dividend. On July 29, 2019, we declared our first quarterly cash dividend of 37 cents per share on shares of our Class A common stock. The dividend will be payable on September 25, 2019 to shareholders of record at the close of business on August 28, 2019. Future dividends are subject to the approval of our Board of Directors. We expect to continue to invest our cash flow after dividends consistent with our past practice of investing in acquisitions, the construction of new sites, land purchases and the repurchase of our own shares.

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value and by returning cash generated by our operations in the form of a cash dividend distribution. While adding a cash dividend to our capital allocation strategy provides us with a new tool to return value to our shareholders, we will also continue to make investments focused on increasing our Adjusted Funds From Operations per share. To achieve this, we expect to continue to deploy capital to portfolio growth and stock repurchases, subject to compliance with REIT distribution requirements, available funds and market conditions, while maintaining our target leverage levels. Key elements of our capital allocation strategy include:

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

Dividend. Commencing in the third quarter of 2019, we added dividends as an additional component of our strategy of returning value to shareholders. Our initial dividend will not require any changes in our leverage and, we believe, will allow us to continue to focus on building and buying quality assets and opportunistically buying back our stock. While the timing and amount of future dividends will be subject to approval by our Board of Directors, we believe that our future cash flow generation will permit us to grow our cash dividend in the future.

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

In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. For lease terms, we evaluate renewal options. For the discount rate, we use the rate implicit in the lease when available to discount lease payments to present value. However, our ground leases generally do not provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount lease payments based on the lease term and lease currency. We use publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. For a further discussion on lease accounting, refer to Note 1 of our Condensed Notes to consolidated financial statements included in this quarterly report.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$369,180	$346,683	$—	$22,497	6.5%
International site leasing	89,823	83,201	(5,491)	12,113	14.6%
Site development	41,144	26,439	—	14,705	55.6%
Total	$500,147	$456,323	$(5,491)	$49,315	10.8%
Cost of Revenues
Domestic site leasing	$65,576	$67,756	$—	$(2,180)	(3.2%)
International site leasing	27,884	25,932	(1,879)	3,831	14.8%
Site development	30,988	20,726	—	10,262	49.5%
Total	$124,448	$114,414	$(1,879)	$11,913	10.4%
Operating Profit
Domestic site leasing	$303,604	$278,927	$—	$24,677	8.8%
International site leasing	61,939	57,269	(3,612)	8,282	14.5%
Site development	10,156	5,713	—	4,443	77.8%

Revenues

Domestic site leasing revenues increased $22.5 million for the three months ended June 30, 2019, as compared to the prior year, primarily due to (1) revenues from 367 towers acquired and 39 towers built since April 1, 2018 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and iDEN.

International site leasing revenues increased $6.6 million for the three months ended June 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $12.1 million. These changes were primarily due to (1) revenues from 751 towers acquired and 466 towers built since April 1, 2018 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.2% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $14.7 million for the three months ended June 30, 2019, as compared to prior year, as a result of increased carrier activity primarily driven by network expansion by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $24.7 million for the three months ended June 30, 2019, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since April 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $4.7 million for the three months ended June 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $8.3 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since April 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $4.4 million for the three months ended June 30, 2019, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity primarily driven by network expansion by Sprint and T-Mobile as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$27,193	$17,944	$—	$9,249	51.5%
International site leasing	8,310	6,894	(380)	1,796	26.1%
Total site leasing	$35,503	$24,838	$(380)	$11,045	44.5%
Site development	6,885	3,932	—	2,953	75.1%
Not identified by segment	13,136	7,173	—	5,963	83.1%
Total	$55,524	$35,943	$(380)	$19,961	55.5%

Selling, general, and administrative expenses increased $19.6 million for the three months ended June 30, 2019, as compared to the prior year. These changes were primarily as a result of a $13.1 million increase in noncash compensation as well as increases in personnel, compensation, benefits, and other support-related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,272	$1,570	$—	$(298)	(19.0%)
International site leasing	1,267	1,563	(55)	(241)	(15.4%)
Total	$2,539	$3,133	$(55)	$(539)	(17.2%)

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$8,815	$6,444	$—	$2,371	36.8%
International site leasing	805	906	(35)	(66)	(7.3%)
Total site leasing	$9,620	$7,350	$(35)	$2,305	31.4%
Site development	—	54	—	(54)	(100.0%)
Total	$9,620	$7,404	$(35)	$2,251	30.4%

Asset impairment and decommission costs increased $2.2 million for the three months ended June 30, 2019, as compared to the prior year. This change was primarily as a result of an increase in the impairment charge recorded on decommissioned towers.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$131,413	$129,786	$—	$1,627	1.3%
International site leasing	38,194	37,560	(2,344)	2,978	7.9%
Total site leasing	$169,607	$167,346	$(2,344)	$4,605	2.8%
Site development	678	648	—	30	4.6%
Not identified by segment	1,279	1,564	—	(285)	(18.2%)
Total	$171,564	$169,558	$(2,344)	$4,350	2.6%

Depreciation, accretion, and amortization expense increased $2.0 million for the three months ended June 30, 2019, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $4.4 million. These changes were primarily due to an increase in the number of towers we acquired and built since April 1, 2018, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$134,911	$123,183	$—	$11,728	9.5%
International site leasing	13,363	10,346	(797)	3,814	36.9%
Total site leasing	$148,274	$133,529	$(797)	$15,542	11.6%
Site development	2,593	1,079	—	1,514	140.3%
Not identified by segment	(14,415)	(8,737)	—	(5,678)	65.0%
Total	$136,452	$125,871	$(797)	$11,378	9.0%

Domestic site leasing operating income increased $11.7 million for the three months ended June 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, and asset impairment and decommission costs.

International site leasing operating income increased $3.0 million for the three months ended June 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $3.8 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expenses and selling, general, and administrative expenses.

Site development operating income increased $1.5 million for the three months ended June 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,581	$1,671	$(41)	$(49)	(2.9%)
Interest expense	(97,447)	(93,639)	(2)	(3,806)	4.1%
Non-cash interest expense	(651)	(638)	—	(13)	2.0%
Amortization of deferred financing fees	(5,116)	(4,897)	—	(219)	4.5%
Loss from extinguishment of debt, net	—	(13,798)	—	13,798	(100.0%)
Other (expense) income, net	12,762	(90,210)	97,970	5,002	(381.3%)
Total	$(88,871)	$(201,511)	$97,927	$14,713	(13.1%)

Interest expense increased $3.8 million for the three months ended June 30, 2019, as compared to the prior year. These changes were due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Loss from extinguishment of debt was $13.8 million for the three months ended June 30, 2018 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2014 Term Loan and 2015 Term Loan.

Other (expense) income, net includes a $9.1 million gain on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the three months ended June 30, 2019, while the prior year period included an $88.9 million loss.

(Provision) Benefit for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(15,608)	$18,249	$(32,996)	$(861)	(4.7%)

Provision for income taxes increased $33.9 million for the three months ended June 30, 2019, as compared to the prior year. This change was primarily due to a $30.5 million increase in Brazilian deferred tax provision.

Net Income (Loss):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$31,973	$(57,391)	$64,134	$25,230	(44.0%)

Net income increased $89.4 million for the three months ended June 30, 2019, as compared to the prior year. This change was primarily due to an increase in operating income and fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact), partially offset by increases in the provision for income taxes and interest expense.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$732,017	$688,390	$—	$43,627	6.3%
International site leasing	179,169	172,036	(14,940)	22,073	12.8%
Site development	82,254	54,199	—	28,055	51.8%
Total	$993,440	$914,625	$(14,940)	$93,755	10.3%
Cost of Revenues
Domestic site leasing	$130,690	$132,772	$—	$(2,082)	(1.6%)
International site leasing	55,485	53,734	(5,053)	6,804	12.7%
Site development	62,089	43,246	—	18,843	43.6%
Total	$248,264	$229,752	$(5,053)	$23,565	10.3%
Operating Profit
Domestic site leasing	$601,327	$555,618	$—	$45,709	8.2%
International site leasing	123,684	118,302	(9,886)	15,268	12.9%
Site development	20,165	10,953	—	9,212	84.1%

Revenues

Domestic site leasing revenues increased $43.6 million for the six months ended June 30, 2019, as compared to the prior year, due to (i) revenues from 401 towers acquired and 44 towers built since January 1, 2018 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and iDEN.

International site leasing revenues increased $7.1 million for the six months ended June 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $22.1 million. These changes were primarily due to (i) revenues from 1,051 towers acquired and 528 towers built since January 1, 2018 and (ii) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.3% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $28.1 million for the six months ended June 30, 2019, as compared to the prior year, as a result of increased carrier activity primarily driven by network expansion by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $45.7 million for the six months ended June 30, 2019, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $5.4 million for the six months ended June 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $15.3 million. These changes were primarily due to additional profit generated by (i) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $9.2 million for the six months ended June 30, 2019, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity primarily driven by network expansion by Sprint and T-Mobile as well as a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$56,086	$37,284	$—	$18,802	50.4%
International site leasing	13,998	13,508	(676)	1,166	8.6%
Total site leasing	$70,084	$50,792	$(676)	$19,968	39.3%
Site development	12,591	8,009	—	4,582	57.2%
Not identified by segment	23,808	13,192	—	10,616	80.5%
Total	$106,483	$71,993	$(676)	$35,166	48.8%

Selling, general, and administrative expenses increased $34.5 million for the six months ended June 30, 2019, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $35.2 million. These changes were primarily as a result of a $25.8 million increase in noncash compensation as well as increases in personnel, compensation, benefits, and other support-related costs, partially offset by a decrease in the provision for doubtful accounts due to a $2.3 million partial recovery of the Oi reserve in the first quarter of 2019.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,980	$3,356	$—	$(1,376)	(41.0%)
International site leasing	2,996	2,821	(218)	393	13.9%
Total	$4,976	$6,177	$(218)	$(983)	(15.9%)

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$12,449	$13,169	$—	$(720)	(5.5%)
International site leasing	2,942	2,408	(157)	691	28.7%
Total site leasing	$15,391	$15,577	$(157)	$(29)	(0.2%)
Site development	—	332	—	(332)	(100.0%)
Total	$15,391	$15,909	$(157)	$(361)	(2.3%)

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$261,657	$253,244	$—	$8,413	3.3%
International site leasing	76,989	77,240	(6,438)	6,187	8.0%
Total site leasing	$338,646	$330,484	$(6,438)	$14,600	4.4%
Site development	1,240	1,290	—	(50)	(3.9%)
Not identified by segment	2,716	3,182	—	(466)	(14.6%)
Total	$342,602	$334,956	$(6,438)	$14,084	4.2%

Depreciation, accretion, and amortization expense increased $7.6 million for the six months ended June 30, 2019, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $14.1 million. These changes were primarily due an increase in the number of towers we acquired and built since January 1, 2018, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$269,155	$248,565	$—	$20,590	8.3%
International site leasing	26,759	22,325	(2,394)	6,828	30.6%
Total site leasing	$295,914	$270,890	$(2,394)	$27,418	10.1%
Site development	6,334	1,322	—	5,012	379.1%
Not identified by segment	(26,524)	(16,374)	—	(10,150)	62.0%
Total	$275,724	$255,838	$(2,394)	$22,280	8.7%

Domestic site leasing operating income increased $20.6 million for the six months ended June 30, 2019, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs and acquisition and new business initiatives related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

International site leasing operating income increased $4.4 million for the six months ended June 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $6.8 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expenses, selling, general, and administrative expenses, and acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased $5.0 million for the six months ended June 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$3,381	$2,966	$(147)	$562	18.9%
Interest expense	(196,114)	(182,562)	(8)	(13,544)	7.4%
Non-cash interest expense	(1,292)	(1,370)	—	78	(5.7%)
Amortization of deferred financing fees	(10,176)	(10,285)	—	109	(1.1%)
Loss from extinguishment of debt, net	—	(14,443)	—	14,443	(100.0%)
Other (expense) income, net	12,254	(85,657)	94,136	3,775	233.3%
Total	$(191,947)	$(291,351)	$93,981	$5,423	(2.7%)

Interest expense increased $13.6 million for the six months ended June 30, 2019, as compared to the prior year. These changes were primarily due to a higher weighted average interest rate and higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Loss from extinguishment of debt was $14.4 million for the six months ended June 30, 2018 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2014 Term Loan, 2015 Term Loan, 2013-1C Tower Securities, and 2013-1D Tower Securities.

Other (expense) income, net includes a $7.0 million gain on the remeasurement of U.S. dollar denominated intercompany loans with a Brazilian subsidiary for the six months ended June 30, 2019, while the prior year period included an $87.3 million loss.

(Provision) Benefit for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(25,815)	$9,667	$(30,927)	$(4,555)	(47.1%)

Provision for income taxes increased $35.5 million for the six months ended June 30, 2019, as compared to the prior year. This change was primarily due to a $32.3 million increase in Brazilian deferred tax provision.

Net Income (Loss):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$57,962	$(25,846)	$60,660	$23,148	(89.6%)

Net income increased $83.8 million for the six months ended June 30, 2019, as compared to the prior year. This change was primarily due to an increase in operating income and fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with a Brazilian subsidiary (net of the tax impact), partially offset by increases in the provision for income taxes and interest expense.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2014 Senior Notes, 2016 Senior Notes, and 2017 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$31,973	$(57,391)	$64,134	$25,230	(15.9%)
Non-cash straight-line leasing revenue	(2,892)	(5,158)	49	2,217	(43.0%)
Non-cash straight-line ground lease expense	5,268	6,589	(1)	(1,320)	(20.0%)
Non-cash compensation	24,487	11,297	(35)	13,225	117.1%
Loss from extinguishment of debt, net	—	13,798	—	(13,798)	(100.0%)
Other (income) expense, net	(12,762)	90,210	(97,970)	(5,002)	381.3%
Acquisition and new business initiatives
related adjustments and expenses	2,539	3,133	(55)	(539)	(17.2%)
Asset impairment and decommission costs	9,620	7,404	(35)	2,251	30.4%
Interest income	(1,581)	(1,671)	41	49	(2.9%)
Total interest expense (1)	103,214	99,174	2	4,038	4.1%
Depreciation, accretion, and amortization	171,564	169,558	(2,344)	4,350	2.6%
Provision (benefit) for income taxes (2)	15,808	(18,059)	32,996	871	(4.8%)
Adjusted EBITDA	$347,238	$318,884	$(3,218)	$31,572	9.9%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$57,962	$(25,846)	$60,660	$23,148	(10.6%)
Non-cash straight-line leasing revenue	(5,537)	(10,627)	207	4,883	(45.9%)
Non-cash straight-line ground lease expense	11,357	13,367	(4)	(2,006)	(15.0%)
Non-cash compensation	47,901	21,707	(204)	26,398	121.6%
Loss from extinguishment of debt, net	—	14,443	—	(14,443)	(100.0%)
Other (income) expense, net	(12,254)	85,657	(94,136)	(3,775)	(233.3%)
Acquisition and new business initiatives
related adjustments and expenses	4,976	6,177	(218)	(983)	(15.9%)
Asset impairment and decommission costs	15,391	15,909	(157)	(361)	(2.3%)
Interest income	(3,381)	(2,966)	147	(562)	18.9%
Total interest expense (1)	207,582	194,217	8	13,357	6.9%
Depreciation, accretion, and amortization	342,602	334,956	(6,438)	14,084	4.2%
Provision (benefit) for income taxes (2)	26,211	(9,284)	30,927	4,568	(49.2%)
Adjusted EBITDA	$692,810	$637,710	$(9,208)	$64,308	10.1%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $200 and $190 of franchise taxes for the three months ended June 30, 2019 and 2018, respectively, and $396 and $383 of franchise taxes for the six months ended June 30, 2019 and 2018, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $28.4 million for the three months ended June 30, 2019, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $31.6 million. These changes were primarily due to higher segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $55.1 million for the six months ended June 30, 2019, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $64.3 million. These changes were primarily due to higher segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2019	June 30, 2018

	(in thousands)
Cash provided by operating activities	$466,106	$425,056
Cash used in investing activities	(255,475)	(370,155)
Cash (used in) provided by financing activities	(264,463)	26,717
Change in cash, cash equivalents, and restricted cash	(53,832)	81,618
Effect of exchange rate changes on cash, cash equiv., and restricted cash	2,344	(9,550)
Cash, cash equivalents, and restricted cash, beginning of period	178,300	104,295
Cash, cash equivalents, and restricted cash, end of period	$126,812	$176,363

Operating Activities

Cash provided by operating activities was $466.1 million for the six months ended June 30, 2019 as compared to $425.1 million for the six months ended June 30, 2018. The increase was primarily due to an increase in segment operating profit and an increase in cash inflows associated with working capital changes, partially offset by an increase in selling, general, and administrative expenses and cash interest payments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months ended June 30,
	2019	2018

	(in thousands)
Acquisitions of towers, other assets and related intangible assets	$125,412	$261,590
Construction and related costs on new builds	28,150	28,573
Augmentation and tower upgrades	28,825	23,417
Land buyouts and other assets (1)	25,770	23,773
Tower maintenance	14,029	14,383
General corporate	1,781	2,241
Total cash capital expenditures	$223,967	$353,977

(1)Excludes $6.7 million and $9.6 million spent to extend ground lease terms for the six months ended June 30, 2019 and 2018, respectively.

Subsequent to June 30, 2019, we acquired 59 towers and related assets for $17.9 million in cash. In addition, we have agreed to purchase and anticipate to close on 125 additional communication sites for an aggregate of $45.7 million.

For 2019, including capital expenditures made during the six months ended June 30, 2019, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $29.0 million to $39.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $425.0 million to $445.0 million, including our expected additional investment in Atlas SA. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended
	June 30, 2019	June 30, 2018

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(245,000)	$45,000
Repayment of Tower Securities (1)	—	(755,000)
Proceeds from issuance of Tower Securities, net of fees (1)	—	631,490
Repurchase and retirement of common stock (2)	(94,572)	(345,524)
Proceeds from employee stock purchase/stock option plans	87,921	12,306
Repayment of Term Loans (1)	(12,000)	(1,935,000)
Proceeds from Term Loans, net of fees (1)	—	2,377,264
Other financing activities	(812)	(3,819)
Net cash (used in) provided by financing activities	$(264,463)	$26,717

(1)For additional information regarding our debt offerings, refer to the Debt Instruments and Debt Service Requirements below.

(2)During the six months ended June 30, 2019, we repurchased 0.5 million shares of our Class A common stock under our existing stock repurchase plan for $94.6 million, at an average price per share of $204.06. Shares repurchased were retired. On July 29, 2019, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on February 16, 2018 which had a remaining authorization of $110.0 million. This new plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

Dividend

On July 29, 2019, our Board of Directors declared our first quarterly cash dividend of 37 cents per share on shares of our Class A common stock. The dividend will be payable on September 25, 2019 to shareholders of record at the close of business on August 28, 2019. Future dividends are subject to the approval of our Board of Directors.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2019, we issued 10,000 shares of Class A common stock under this registration statement. As of June 30, 2019, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended June 30, 2019, we borrowed $90.0 million and repaid $120.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2019, we borrowed $90.0 million and repaid $335.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2019, the balance outstanding under the Revolving Credit Facility was $80.0 million accruing interest at 3.87% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of June 30, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2019, we borrowed an additional $30.0 million and repaid $80.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $30.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2019, the 2018 Term Loan was accruing interest at 4.41% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred deferred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three and six months ended June 30, 2019, we repaid $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of our 2018 Term Loan in order to reduce our exposure to fluctuations in interest rates. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly.

On May 23, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four-year interest rate swap on a portion of our 2018 Term Loan in order to reduce our exposure to fluctuations in interest rates. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly.

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

2018-1C Tower Securities

On March 9, 2018, we, through the Trust, issued $640.0 million of Secured Tower Revenue Securities Series 2018-1C, which have an anticipated repayment date of March 9, 2023 and a final maturity date of March 9, 2048 (the “2018-1C Tower Securities”). The fixed interest rate on the 2018-1C Tower Securities is 3.448% per annum, payable monthly. Net proceeds from this offering, in combination with borrowings under the Revolving Credit Facility, were used to repay the entire aggregate principal amount of the 2013-1C Tower Securities ($425.0 million) and 2013-1D Tower Securities ($330.0 million), as well as accrued and unpaid interest. We incurred financing fees of $8.6 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2018-1C Tower Securities.

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

Debt Covenants

As of June 30, 2019, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of June 30, 2019, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended June 30, 2020 based on the amounts outstanding as of June 30, 2019 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-1C Tower Securities (1)	927,783
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
Revolving Credit Facility	6,021
2018 Term Loan	126,930
Total debt service for the next 12 months	$1,309,580

(1)The anticipated repayment date and the final maturity date for the 2014-1C Tower Securities is October 8, 2019 and October 11, 2044, respectively. Interest expense included above is through the anticipated repayment date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$750,000	$—	$—	$750,000	$757,500
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,130,250
2017 Senior Notes	—	—	—	750,000	—	—	750,000	760,313
2013-2C Tower Securities (1)	—	—	—	—	575,000	—	575,000	585,781
2014-1C Tower Securities (1)	920,000	—	—	—	—	—	920,000	919,890
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	643,213
2015-1C Tower Securities (1)	—	500,000	—	—	—	—	500,000	502,360
2016-1C Tower Securities (1)	—	—	700,000	—	—	—	700,000	703,885
2017-1C Tower Securities (1)	—	—	—	760,000	—	—	760,000	762,417
2018-1C Tower Securities (1)	—	—	—	—	640,000	—	640,000	659,066
Revolving Credit Facility	—	—	—	—	80,000	—	80,000	80,000
2018 Term Loan	12,000	24,000	24,000	24,000	24,000	2,268,000	2,376,000	2,343,330
Total debt obligation	$932,000	$524,000	$724,000	$2,284,000	$1,319,000	$3,988,000	$9,771,000	$9,848,005

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

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including two four-year interest rate swaps on a majority of our 2018 Term Loan entered into on February 1, 2019 and May 23, 2019. The first interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly. The second interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, and Chile, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2019, approximately 12.8% of our revenues and approximately 15.3% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2019. As of June 30, 2019, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the six months ended June 30, 2019.

As of June 30, 2019, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2019 would have resulted in approximately $43.3 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2019.

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

•our intent to exercise the Atlas SA option, our expectations regarding the timing of closing and the estimated future results of Atlas SA;

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

•our expectations regarding our capital allocation strategy, including future allocation decisions among portfolio growth, stock repurchases and dividends, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

•our expectations regarding dividends and our ability to grow our dividend in the future and the drivers of such growth;

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

•our intended use of our liquidity;

•our intent to maintain our target leverage levels, including in light of our initial dividend;

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

•our ability to successfully manage the risks associated with our acquisition initiatives, including our ability to satisfactorily complete due diligence on acquired towers, the amount and quality of due diligence that we are able to complete prior to closing of any acquisition, our ability to accurately anticipate the future performance of the acquired towers, our ability to receive required regulatory approval, the ability and willingness of each party to fulfill their respective closing conditions and their contractual obligations, and, once acquired, our ability to effectively integrate acquired towers into our business and to achieve the financial results projected in our valuation models for the acquired towers;

•with respect to Atlas SA, including Atlas SA’s estimates regarding its future results which is based on information provided by Atlas SA, these factors also include a variety of factors outside of our control, including the accuracy of the financial information provided to us, Atlas SA’s controls over financial reporting and accounting, the health of the South Africa economy and wireless communications market, and the willingness of carriers to invest in their networks in that market;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2019. Based on such evaluation, such officers have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2018:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

4/1/2019 - 4/30/2019	—	$—	—	$204,518,536
5/1/2019 - 5/31/2019	463,411	$204.06	463,411	$109,955,173
6/1/2019 - 6/30/2019	—	$—	—	$109,955,173
Total	463,411	$204.06	463,411	$109,955,173

1)On July 29, 2019, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on February 16, 2018 which had a remaining authorization of $110.0 million. This new plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 6, 2019	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2019	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)