Form 10-Q
period 2019-09-30
SBA COMMUNICATIONS CORP
filed 2019-11-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 112,601,008 shares of Class A common stock as of October 31, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$128,778	$143,444
Restricted cash	27,502	32,464
Accounts receivable, net	122,725	111,035
Costs and estimated earnings in excess of billings on uncompleted contracts	28,303	23,785
Prepaid expenses and other current assets (1)	21,946	63,126
Total current assets	329,254	373,854
Property and equipment, net (1)	2,763,055	2,786,355
Intangible assets, net	3,261,885	3,331,465
Right-of-use assets, net (1)	2,449,933	—
Other assets (1)	397,011	722,033
Total assets	$9,201,138	$7,213,707
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$35,130	$34,308
Accrued expenses	63,151	63,665
Current maturities of long-term debt	24,000	941,728
Deferred revenue	112,382	108,054
Accrued interest	34,493	48,722
Current lease liabilities (1)	230,197	—
Other current liabilities (1)	10,799	9,802
Total current liabilities	510,152	1,206,279
Long-term liabilities:
Long-term debt, net	9,821,502	8,996,825
Long-term lease liabilities (1)	2,174,512	—
Other long-term liabilities (1)	241,269	387,426
Total long-term liabilities	12,237,283	9,384,251
Redeemable noncontrolling interest	14,077	—
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 112,604 shares and 112,433
shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,126	1,124
Additional paid-in capital	2,446,369	2,270,326
Accumulated deficit	(5,387,091)	(5,136,368)
Accumulated other comprehensive loss, net	(620,778)	(511,905)
Total shareholders' deficit	(3,560,374)	(3,376,823)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,201,138	$7,213,707

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018
Revenues:
Site leasing	$468,572	$435,260	$1,379,758	$1,295,686
Site development	38,975	31,961	121,229	86,160
Total revenues	507,547	467,221	1,500,987	1,381,846
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	92,993	92,294	279,167	278,800
Cost of site development	30,516	24,447	92,606	67,693
Selling, general, and administrative (1)	42,272	34,908	148,755	106,901
Acquisition and new business initiatives related
adjustments and expenses	4,692	2,995	9,669	9,171
Asset impairment and decommission costs	8,240	6,868	23,631	22,778
Depreciation, accretion, and amortization	174,987	167,703	517,590	502,659
Total operating expenses	353,700	329,215	1,071,418	988,002
Operating income	153,847	138,006	429,569	393,844
Other income (expense):
Interest income	1,311	2,006	4,692	4,972
Interest expense	(96,567)	(95,717)	(292,681)	(278,278)
Non-cash interest expense	(662)	(632)	(1,954)	(2,002)
Amortization of deferred financing fees	(5,157)	(4,980)	(15,333)	(15,265)
Loss from extinguishment of debt, net	(457)	—	(457)	(14,443)
Other income (expense), net	(33,551)	(24,518)	(21,296)	(110,175)
Total other income (expense), net	(135,083)	(123,841)	(327,029)	(415,191)
Income (loss) before income taxes	18,764	14,165	102,540	(21,347)
(Provision) benefit for income taxes	3,002	1,979	(22,813)	11,645
Net income (loss)	21,766	16,144	79,727	(9,702)
Net (income) attributable to the noncontrolling interest	(87)	—	(87)	—
Net income (loss) attributable to SBA Communications
Corporation	$21,679	$16,144	$79,640	$(9,702)
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.19	$0.14	$0.70	$(0.08)
Diluted	$0.19	$0.14	$0.69	$(0.08)
Weighted average number of common shares
Basic	113,037	114,597	112,985	115,378
Diluted	115,184	116,114	114,824	115,378

(1)Includes non-cash compensation of $12,281 and $10,261 for the three months ended September 30, 2019 and 2018, respectively, and $59,017 and $31,188 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2019	2018	2019	2018
Net income (loss)	$21,766	$16,144	$79,727	$(9,702)
Change in fair value of cash flow hedge	(10,811)	—	(62,404)	—
Foreign currency translation adjustments	(55,047)	(27,598)	(46,469)	(149,057)
Comprehensive loss	(44,092)	(11,454)	(29,146)	(158,759)
Comprehensive income attributable to noncontrolling interest	(87)	—	(87)	—
Comprehensive loss attributable to SBA Communications
Corporation	$(44,179)	$(11,454)	$(29,233)	$(158,759)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income attributable to SBA
Communications Corporation	—	—	—	25,989	—	25,989
Common stock issued in connection with
stock purchase/option plans	762	8	63,467	—	—	63,475
Non-cash stock compensation	—	—	23,722	—	—	23,722
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Change in fair value of cash flow hedge	—	—	—	—	(15,312)	(15,312)
Foreign currency translation adjustments	—	—	—	—	(4,544)	(4,544)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
BALANCE, March 31, 2019	113,205	$1,132	$2,359,195	$(5,131,347)	$(531,761)	$(3,302,781)
Net income attributable to SBA
Communications Corporation	—	—	—	31,973	—	31,973
Common stock issued in connection with
stock purchase/option plans	348	3	24,443	—	—	24,446
Non-cash stock compensation	—	—	24,747	—	—	24,747
Change in fair value of cash flow hedge	—	—	—	—	(36,281)	(36,281)
Repurchase and retirement of common stock	(463)	(4)	—	(94,568)	—	(94,572)
Foreign currency translation adjustments	—	—	—	—	13,122	13,122
BALANCE, June 30, 2019	113,090	$1,131	$2,408,385	$(5,193,942)	$(554,920)	$(3,339,346)
Net income attributable to SBA
Communications Corporation	—	—	—	21,679	—	21,679
Common stock issued in connection with
stock purchase/option plans	208	2	24,986	—	—	24,988
Non-cash stock compensation	—	—	12,998	—	—	12,998
Change in fair value of cash flow hedge	—	—	—	—	(10,811)	(10,811)
Repurchase and retirement of common stock	(694)	(7)	—	(172,955)	—	(172,962)
Foreign currency translation adjustments	—	—	—	—	(55,047)	(55,047)
Payment of dividends on common stock	—	—	—	(41,873)	—	(41,873)
BALANCE, September 30, 2019	112,604	$1,126	$2,446,369	$(5,387,091)	$(620,778)	$(3,560,374)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net income attributable to SBA
Communications Corporation	—	—	—	31,545	—	31,545
Common stock issued in connection with
stock purchase/option plans	264	3	6,883	—	—	6,886
Non-cash stock compensation	—	—	10,636	—	—	10,636
Repurchase and retirement of common stock	(238)	(2)	—	(38,543)	—	(38,545)
Foreign currency translation adjustments	—	—	—	—	351	351
BALANCE, March 31, 2018	116,472	$1,165	$2,184,989	$(4,395,286)	$(379,109)	$(2,588,241)
Net loss attributable to SBA
Communications Corporation	—	—	—	(57,391)	—	(57,391)
Common stock issued in connection with
stock purchase/option plans	238	2	20,791	—	—	20,793
Non-cash stock compensation	—	—	11,493	—	—	11,493
Repurchase and retirement of common stock	(1,878)	(19)	—	(306,960)	—	(306,979)
Foreign currency translation adjustments	—	—	—	—	(121,810)	(121,810)
BALANCE, June 30 2018	114,832	$1,148	$2,217,273	$(4,759,637)	$(500,919)	$(3,042,135)
Net income attributable to SBA
Communications Corporation	—	—	—	16,144	—	16,144
Common stock issued in connection with
stock purchase/option plans	109	1	5,849	—	—	5,850
Non-cash stock compensation	—	—	10,671	—	—	10,671
Repurchase and retirement of common stock	(697)	(7)	—	(108,008)	—	(108,015)
Foreign currency translation adjustments	—	—	—	—	(27,598)	(27,598)
BALANCE, September 30, 2018	114,244	$1,142	$2,233,793	$(4,851,501)	$(528,517)	$(3,145,083)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,727	$(9,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	517,590	502,659
Non-cash asset impairment and decommission costs	22,816	22,146
Non-cash compensation expense	60,633	32,140
Deferred income tax expense (benefit)	5,988	(27,925)
Loss on remeasurement of U.S. dollar denominated intercompany loans	25,880	113,138
Other non-cash items reflected in the Statements of Operations	14,839	31,374
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(13,909)	(4,655)
Prepaid expenses and other assets	669	(28,061)
Operating lease right-of-use assets, net	68,518	—
Accounts payable and accrued expenses	(2,521)	(2,496)
Accrued interest	(14,228)	(14,813)
Long-term lease liabilities	(64,057)	—
Other liabilities	3,039	10,338
Net cash provided by operating activities	704,984	624,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(283,701)	(403,835)
Capital expenditures	(111,381)	(104,966)
Purchase of investments	(528,915)	(99,823)
Proceeds from sale of investments	515,557	95,890
Other investing activities	(6,626)	(7,583)
Net cash used in investing activities	(415,066)	(520,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	265,000	805,000
Repayments under Revolving Credit Facility	(590,000)	(725,000)
Repayment of Tower Securities	(920,000)	(755,000)
Proceeds from issuance of Tower Securities, net of fees	1,153,036	631,479
Repurchase and retirement of common stock	(267,534)	(453,539)
Proceeds from employee stock purchase/stock option plans	112,909	33,678
Repayment of Term Loans	(18,000)	(1,941,000)
Proceeds from Term Loans, net of fees	—	2,377,264
Payment of dividends on common stock	(41,873)	—
Other financing activities	(1,119)	(4,071)
Net cash used in financing activities	(307,581)	(31,189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,957)	(13,608)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(19,620)	59,029
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	178,300	104,295
End of period	$158,680	$163,324

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$306,810	$293,372
Income taxes	$14,860	$16,525

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$37,913	$—
Operating lease modifications and reassessments	$67,794	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,706	$1,142
Common stock issued in connection with acquisitions	$1,680	$—
Consolidation of an equity method investment	$71,990	$—

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $21.0 million loss and a $17.1 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2019 and 2018, respectively, and a $16.3 million loss and a $74.7 million loss, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2019 and 2018, respectively, due to changes in foreign exchange rates. As of September 30, 2019 and December 31, 2018, the aggregate amount outstanding under the intercompany loan agreements with the Company’s Brazilian subsidiary was $434.8 million and $536.9 million, respectively. As of September 30, 2019, the aggregate amount outstanding under the intercompany loan agreement with the Company’s South African subsidiary was $58.9 million.

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

The components of the right-of-use assets and lease liabilities as of September 30, 2019 are as follows (in thousands):

Operating lease right-of-use assets, net	$2,446,640
Financing lease right-of-use assets, net	3,293
Right-of-use assets, net	$2,449,933

Current operating lease liabilities	$229,210
Current financing lease liabilities	987
Current lease liabilities	$230,197

Long-term operating lease liabilities	$2,173,039
Long-term financing lease liabilities	1,473
Long-term lease liabilities	$2,174,512

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

The components of lease cost, lease term, and discount rate as of September 30, 2019 are as follows:

	For the three months	For the nine months
	ended September 30, 2019	ended September 30, 2019
	(in thousands)
Amortization of right-of-use assets	$296	$917
Interest on finance lease liabilities	28	82
Total finance lease cost	324	999
Operating lease cost (1)	66,059	200,881
Variable lease cost (1)	10,190	27,356
Total lease cost	$76,573	$229,236

Weighted Average Remaining Lease Term as of September 30, 2019
Operating leases		17 years
Finance leases		3 years

Weighted Average Discount Rate as of September 30, 2019
Operating leases		6.1%
Finance leases		3.9%

		For the nine months
Other information:		ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases		$177,960
Cash flows from finance leases		$917

(1)For the three and nine months ended September 30, 2018, operating lease costs were $67.7 million and $205.3 million, respectively. For the three and nine months ended September 30, 2018, variable lease costs were $6.8 million and $20.3 million, respectively.

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of 5 to ten years with multiple 5 year renewal periods at the option of the tenant. Tenant leases typically contain specific rent escalators, which can be fixed or escalate in accordance with a standard cost of living index, including the renewal option periods.

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

Deferred Lease Costs

Prior to the adoption of ASU 2016-02, the Company deferred certain initial direct costs associated with the origination of tenant leases and lease amendments and amortized these costs over the remaining lease term. These costs included an allocation of a portion of the employees’ total compensation and payroll related benefits related to time spent performing those activities. Such deferred costs were approximately $2.8 million and $8.8 million for the three and nine months ended September 30, 2018. Amortization expense related to these deferred costs was $3.2 million and $9.3 million for the three and nine months ended September 30, 2018 and is included in cost of site leasing on the Consolidated Statements of Operations. As of December 31, 2018, unamortized deferred lease costs were $27.0 million.

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

Initial direct costs were approximately $0.4 million and $1.6 million for the three and nine months ended September 30, 2019. Amortization expense related to deferred initial direct costs was $0.4 million and $1.1 million for the three and nine months ended September 30, 2019. As of September 30, 2019, unamortized deferred initial direct costs were $4.3 million and were included in other assets on the Consolidated Balance Sheets.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition and new business initiatives related adjustments and expenses in the Consolidated Statements of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The maximum potential obligation related to the performance targets for acquisitions, which have not been recorded on the Company’s Consolidated Balance Sheet, were $28.9 million and $14.0 million as of September 30, 2019 and December 31, 2018, respectively.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018

Asset impairment (1)	$5,742	$2,909	$13,326	$13,291
Write-off of carrying value of decommissioned towers	2,241	3,561	9,405	7,932
Other (including third party decommission costs)	257	398	900	1,555
Total asset impairment and decommission costs	$8,240	$6,868	$23,631	$22,778

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. Short-term investments consisted of $0.2 million in Treasury securities as of September 30, 2019 and December 31, 2018. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of September 30, 2019 and December 31, 2018, the carrying value and fair value of the held-to-maturity investments, including current portion, were $0.2 million. The current portion is recorded in Prepaid and other current assets in the Consolidated Balance Sheets, while held-to-maturity investments are recorded in Other assets. As of September 30, 2019, in addition to the Treasury securities, the Company had $0.5 million of short-term investments. For the three months ended September 30, 2019, the Company purchased $235.0 million and sold $260.0 million of short-term investments. For the nine months ended September 30, 2019, the Company purchased and sold $515.0 million of short-term investments.

On February 1, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of its 2018 Term Loan in order to reduce the Company’s exposure to fluctuations in interest rates. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly. The Company designated this swap as a cash flow hedge.

On May 23, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of its 2018 Term Loan. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly. The Company designated this swap as a cash flow hedge.

On a quarterly basis, the Company evaluates whether the swaps remain highly effective in offsetting changes in cash flows. As of September 30, 2019, the Company believes that the hedges remain highly effective and changes in the fair value were recorded in Accumulated other comprehensive loss, net on the Consolidated Balance Sheet. As of September 30, 2019, the fair value of the swaps using Level 2 inputs resulted in a liability of $62.4 million and was included within Other long-term liabilities on the Consolidated Balance Sheet. The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

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

3.RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2019	December 31, 2018	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$128,778	$143,444
Securitization escrow accounts	27,309	32,260	Restricted cash - current asset
Payment and performance bonds	193	204	Restricted cash - current asset
Surety bonds and workers compensation	2,400	2,392	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$158,680	$178,300

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2019 and December 31, 2018, the Company had $41.4 million and $40.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2019 and December 31, 2018, the Company had also pledged $2.3 million and $2.2 million, respectively, as collateral related to its workers compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Costs incurred on uncompleted contracts	$51,291	$38,464
Estimated earnings	19,191	16,655
Billings to date	(43,403)	(31,952)
	$27,079	$23,167

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,303	$23,785
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(1,224)	(618)
	$27,079	$23,167

At September 30, 2019 and December 31, 2018, eight customers comprised 96.5% and 96.3% of the contract assets, net of contract liabilities.

5.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets (1) (2)	$99,173	$110,464	$224,585	$372,054
Land buyouts and other assets (3)	33,346	8,008	59,116	31,781
Total cash acquisition capital expenditures	$132,519	$118,472	$283,701	$403,835

(1)The nine months ended September 30, 2019 excludes $1.7 million of acquisition costs funded through the issuance of 10,000 shares of Class A common stock.

(2)On August 30, 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which resulted in the consolidation of the entity. The cash consideration is included herein. Furthermore, the three and nine months ended September 30, 2019 excludes $72.0 million associated with the consolidation of this entity.

(3)In addition, the Company paid $7.0 million and $6.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2019 and 2018, respectively, and paid $13.1 million and $16.4 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2019 and 2018, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the nine months ended September 30, 2019, the Company allocated the purchase price of 1,103 completed towers and related assets and liabilities consisting of $51.3 million of property and equipment, $286.7 million of intangible assets, and $41.4 million of other net liabilities assumed. All acquisitions in the three months ended September 30, 2019 were accounted for as asset acquisitions. All but one acquisition in the nine months ended September 30, 2019 were accounted for as asset acquisitions. During the three months ended March 31, 2019, the Company consummated an acquisition for $3.0 million in cash and $1.7 million in the Company’s Class A common stock, which was accounted for as a business combination.

Subsequent to September 30, 2019, the Company acquired 6 towers and related assets for $6.7 million in cash.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$1,497	$34,276
Loan receivables	—	11,178
Marketable Securities	656	239
Prepaid real estate taxes	4,193	2,998
Other	15,600	14,435
Total prepaid expenses and other current assets	$21,946	$63,126

(1)Prepaid ground rent related to non-contingent rent provisions was reclassified to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019 due to the adoption of ASU 2016-02.

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$—	$263,694
Straight-line rent receivable	326,220	322,073
Loan receivables	8,767	49,255
Deferred lease costs, net (1)	4,342	27,020
Deferred tax asset - long term	16,981	18,330
Other	40,701	41,661
Total other assets	$397,011	$722,033

(1)Prepaid ground rent was reclassified from Other assets to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019 and deferred lease costs of $23.3 million were written off to Accumulated deficit on the Consolidated Balance Sheets in the first quarter of 2019 due to the adoption of ASU 2016-02.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Towers and related components	$5,069,473	$4,951,321
Construction-in-process (1)	36,814	35,756
Furniture, equipment, and vehicles (2)	49,677	54,814
Land, buildings, and improvements	724,361	668,459
Total property and equipment	5,880,325	5,710,350
Less: accumulated depreciation (2)	(3,117,270)	(2,923,995)
Property and equipment, net	$2,763,055	$2,786,355

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

(2)Financing lease right-of-use assets are included in the prior period but are included in Right-of-use assets, net on the Consolidated Balance Sheets for the current period.

Depreciation expense was $71.4 million and $67.5 million for the three months ended September 30, 2019 and 2018, respectively, and $210.1 million and $200.6 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, unpaid capital expenditures that are included in accounts payable and accrued expenses were $11.8 million and $12.4 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2019			As of December 31, 2018
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,564,516	$(2,130,479)	$2,434,037	$4,394,416	$(1,928,030)	$2,466,386
Network location intangibles	1,713,590	(885,742)	827,848	1,669,859	(804,780)	865,079
Intangible assets, net	$6,278,106	$(3,016,221)	$3,261,885	$6,064,275	$(2,732,810)	$3,331,465

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $103.5 million and $100.1 million for the three months ended September 30, 2019 and 2018, respectively, and $307.3 million and $301.7 million for the nine months ended September 30, 2019 and 2018, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Salaries and benefits	$14,864	$16,015
Real estate and property taxes	10,474	7,928
Unpaid capital expenditures	11,781	12,387
Other	26,032	27,335
Total accrued expenses	$63,151	$63,665

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2019			December 31, 2018
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$757,500	$742,993	$750,000	$735,000	$741,273
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,141,250	1,085,591	1,100,000	1,034,000	1,083,689
2017 Senior Notes	Oct. 1, 2022	750,000	763,125	744,392	750,000	712,500	743,099
2013-2C Tower Securities	Apr. 11, 2023	575,000	589,410	570,574	575,000	569,164	569,715
2014-1C Tower Securities	Oct. 8, 2019	—	—	—	920,000	914,241	917,728
2014-2C Tower Securities	Oct. 8, 2024	620,000	650,175	614,979	620,000	609,665	614,315
2015-1C Tower Securities	Oct. 8, 2020	500,000	502,500	497,493	500,000	496,640	495,737
2016-1C Tower Securities	Jul. 9, 2021	700,000	705,236	696,445	700,000	691,432	694,994
2017-1C Tower Securities	Apr. 11, 2022	760,000	766,300	754,546	760,000	744,496	753,028
2018-1C Tower Securities	Mar. 9, 2023	640,000	662,586	633,928	640,000	641,478	632,725
2019-1C Tower Securities	Jan. 12, 2025	1,165,000	1,165,501	1,153,140	—	—	—
Revolving Credit Facility	Apr. 11, 2023	—	—	—	325,000	325,000	325,000
2018 Term Loan	Apr. 11, 2025	2,370,000	2,372,963	2,351,421	2,388,000	2,262,630	2,367,250
Total debt		$9,930,000	$10,076,546	$9,845,502	$10,028,000	$9,736,246	$9,938,553
Less: current maturities of long-term debt				(24,000)			(941,728)
Total long-term debt, net of current maturities				$9,821,502			$8,996,825

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2019		2018		2019		2018
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$9,141	$201	$9,141	$191	$27,422	$596	$27,422	$567
2016 Senior Notes	13,406	265	13,406	252	40,219	786	40,219	748
2017 Senior Notes	7,500	—	7,500	—	22,500	—	22,500	—
2013 Tower Securities	5,396	—	5,396	—	16,188	—	20,267	—
2014 Tower Securities	11,439	—	12,785	—	37,009	—	38,354	—
2015-1C Tower Securities	3,985	—	3,985	—	11,954	—	11,954	—
2016-1C Tower Securities	5,090	—	5,090	—	15,271	—	15,271	—
2017-1C Tower Securities	6,096	—	6,096	—	18,269	—	18,268	—
2018-1C Tower Securities	5,570	—	5,570	—	16,711	—	12,502	—
2019-1C Tower Securities	1,671	—	—	—	1,671	—	—	—
Revolving Credit Facility	1,009	—	1,721	—	5,409	—	4,911	—
2014 Term Loan	—	—	—	—	—	—	15,550	146
2015 Term Loan	—	—	—	—	—	—	5,237	187
2018 Term Loan	26,243	196	25,096	189	79,959	572	46,303	354
Other	21	—	(69)	—	99	—	(480)	—
Total	$96,567	$662	$95,717	$632	$292,681	$1,954	$278,278	$2,002

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

During the three months ended September 30, 2019, the Company borrowed $175.0 million and repaid $255.0 million of the outstanding balance under the Revolving Credit Facility. During the nine months ended September 30, 2019, the Company borrowed $265.0 million and repaid $590.0 million of the outstanding balance under the Revolving Credit Facility. As of September 30, 2019, there was no balance outstanding under the Revolving Credit Facility. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of September 30, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

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

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2019, the 2018 Term Loan was accruing interest at 4.05% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred deferred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three and nine months ended September 30, 2019, the Company repaid $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of its 2018 Term Loan in order to reduce the Company’s exposure to fluctuations in interest rates. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly.

On May 23, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of its 2018 Term Loan in order to reduce the Company’s exposure to fluctuations in interest rates. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly.

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

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which had an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities had a blended interest rate of 3.289% per annum, payable monthly. The Company incurred financing fees of $22.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

On September 13, 2019, the Company repaid the entire aggregate principal amount of the 2014-1C Tower Securities in connection with the issuance of the 2019-1C Tower Securities (as defined below).

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

2019-1C Tower Securities

On September 13, 2019, the Company, through the Trust, issued $1.165 billion of Secured Tower Revenue Securities Series 2019-1C, which have an anticipated repayment date of January 12, 2025 and a final maturity date of January 12, 2050 (the “2019-1C Tower Securities”). The fixed interest rate on the 2019-1C Tower Securities is 2.836% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2014-1C Tower Securities ($920.0 million), as well as accrued and unpaid interest, amounts outstanding on the Revolving Credit Facility, and any remaining amount was used for general corporate purposes. The Company has incurred deferred financing fees of $12.0 million to date in relation to this transaction, which are being amortized through the anticipated repayment date of the 2019-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $61.4 million of Secured Tower Revenue Securities Series 2019-1R issued by the Trust. These securities have an anticipated repayment date of January 12, 2025 and a final maturity date of January 12, 2050 (the

“2019-1R Tower Securities”). The fixed interest rate on the 2019-1R Tower Securities is 4.213% per annum, payable monthly. Principal and interest payments made on the 2019-1R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2019-1C Tower Securities, the non-recourse mortgage loan was increased by $1.2 billion (but increased by a net of $306.4 million after giving effect to prepayment of the loan components relating to the 2014-1C Tower Securities). The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2019-1C Tower Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants and Terms of the Tower Revenue Securities

As of September 30, 2019, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

During the three months ended September 30, 2019, the Company repurchased 0.7 million shares of its Class A common stock under its existing stock repurchase plan for $175.7 million, at an average price per share of $249.04. During the nine months ended September 30, 2019, the Company repurchased 1.2 million shares of its Class A common stock for $270.3 million, at an average price per share of $231.20. Shares repurchased were retired. As of the date of this filing, the Company had $824.3 million of authorization remaining under the current stock repurchase plan.

Dividends

On September 25, 2019, the Company paid a cash dividend of $0.37 per share, or an aggregate amount of $41.9 million, to shareholders of record at the close of business on August 28, 2019. On October 25, 2019, the Company’s Board of Directors declared another quarterly cash dividend of $0.37 per share on shares of the Company’s Class A common stock. The dividend will be payable on December 19, 2019 to shareholders of record at the close of business on November 21, 2019.

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

	For the nine months ended
	September 30,
	2019	2018

Risk free interest rate	1.37% - 2.47%	2.57% - 2.87%
Dividend yield	1.3%	0.7%
Expected volatility	20%	22%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2019 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2018	4,816	$114.48
Granted	1,068	$183.41
Exercised	(1,290)	$103.43
Forfeited/canceled	(56)	$139.03
Outstanding at September 30, 2019	4,538	$133.55	4.4	$488,143
Exercisable at September 30, 2019	1,939	$109.35	3.0	$255,552
Unvested at September 30, 2019	2,599	$151.62	5.4	$232,591

The weighted-average per share fair value of options granted during the nine months ended September 30, 2019 was $33.99. The total intrinsic value for options exercised during the nine months ended September 30, 2019 was $129.6 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2018	324	$128.69
Granted	134	$185.31
Vested	(130)	$125.71
Forfeited/canceled	(11)	$150.07
Outstanding at September 30, 2019	317	$153.20

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2019	(in thousands)
Revenues	$374,705	$93,867	$38,975	$—	$507,547
Cost of revenues (2)	63,836	29,157	30,516	—	123,509
Operating profit	310,869	64,710	8,459	—	384,038
Selling, general, and administrative	21,840	8,626	4,183	7,623	42,272
Acquisition and new business initiatives related
adjustments and expenses	2,717	1,975	—	—	4,692
Asset impairment and decommission costs	6,027	2,213	—	—	8,240
Depreciation, amortization and accretion	132,650	40,208	660	1,469	174,987
Operating income (loss)	147,635	11,688	3,616	(9,092)	153,847
Other expense (principally interest expense
and other income (expense))				(135,083)	(135,083)
Income before income taxes					18,764
Cash capital expenditures (3)	67,951	101,776	357	1,060	171,144

For the three months ended September 30, 2018
Revenues	$353,502	$81,758	$31,961	$—	$467,221
Cost of revenues (2)	66,862	25,432	24,447	—	116,741
Operating profit	286,640	56,326	7,514	—	350,480
Selling, general, and administrative	17,763	6,734	3,934	6,477	34,908
Acquisition and new business initiatives related
adjustments and expenses	1,887	1,108	—	—	2,995
Asset impairment and decommission costs	2,801	4,067	—	—	6,868
Depreciation, amortization and accretion	129,246	36,310	646	1,501	167,703
Operating income (loss)	134,943	8,107	2,934	(7,978)	138,006
Other expense (principally interest expense
and other income (expense))				(123,841)	(123,841)
Income before income taxes					14,165
Cash capital expenditures (3)	33,794	120,176	425	666	155,061

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2019	(in thousands)
Revenues	$1,106,722	$273,036	$121,229	$—	$1,500,987
Cost of revenues (2)	194,525	84,642	92,606	—	371,773
Operating profit	912,197	188,394	28,623	—	1,129,214
Selling, general, and administrative	77,926	22,624	16,774	31,431	148,755
Acquisition and new business initiatives related
adjustments and expenses	4,698	4,971	—	—	9,669
Asset impairment and decommission costs	18,476	5,155	—	—	23,631
Depreciation, amortization and accretion	394,308	117,197	1,900	4,185	517,590
Operating income (loss)	416,789	38,447	9,949	(35,616)	429,569
Other expense (principally interest expense
and other income (expense))				(327,029)	(327,029)
Income before income taxes					102,540
Cash capital expenditures (3)	242,660	149,704	2,165	2,259	396,788

For the nine months ended September 30, 2018
Revenues	$1,041,892	$253,794	$86,160	$—	$1,381,846
Cost of revenues (2)	199,633	79,167	67,693	—	346,493
Operating profit	842,259	174,627	18,467	—	1,035,353
Selling, general, and administrative	55,047	20,242	11,943	19,669	106,901
Acquisition and new business initiatives related
adjustments and expenses	5,242	3,929	—	—	9,171
Asset impairment and decommission costs	15,971	6,475	332	—	22,778
Depreciation, amortization and accretion	382,490	113,550	1,936	4,683	502,659
Operating income (loss)	383,509	30,431	4,256	(24,352)	393,844
Other expense (principally interest expense
and other income (expense))				(415,191)	(415,191)
Loss before income taxes					(21,347)
Cash capital expenditures (3)	287,711	218,739	1,345	2,148	509,943

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (1)	Total

Assets	(in thousands)
As of September 30, 2019	$6,261,128	$2,766,050	$79,773	$94,187	$9,201,138
As of December 31, 2018	$5,035,826	$2,042,800	$60,775	$74,306	$7,213,707

(1)Assets in Other consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and financing leases.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $168.6 million and $167.1 million for the nine months ended September 30, 2019 and

2018, respectively. Total long-lived assets in Brazil were $915.5 million and $1,031.6 million as of September 30, 2019 and December 31, 2018, respectively.

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to SBA
Communications Corporation	$21,679	$16,144	$79,640	$(9,702)
Denominator:
Basic weighted-average shares outstanding	113,037	114,597	112,985	115,378
Dilutive impact of stock options and restricted shares	2,147	1,517	1,839	—
Diluted weighted-average shares outstanding	115,184	116,114	114,824	115,378
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.19	$0.14	$0.70	$(0.08)
Diluted	$0.19	$0.14	$0.69	$(0.08)

For the three and nine months ended September 30, 2019, the diluted weighted average number of common shares outstanding excluded an additional 8,091 and 18,277 shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

16. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations, as of September 30, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
The remainder of 2019	$348	$59,102
2020	924	237,623
2021	745	239,390
2022	529	240,539
2023	59	240,594
Thereafter	—	3,086,003
Total minimum lease payments	2,605	4,103,251
Less: amount representing interest	(145)	(1,701,002)
Present value of future payments	2,460	2,402,249
Less: current obligations	(987)	(229,210)
Long-term obligations	$1,473	$2,173,039

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of September 30, 2019 is as follows:

(in thousands)
The remainder of 2019	$426,237
2020	1,561,995
2021	1,320,941
2022	1,070,375
2023	865,317
Thereafter	2,259,217
Total	$7,504,082

17. REDEEMABLE NONCONTROLLING INTEREST

In August 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which operated under the name Atlas Tower South Africa (“Atlas SA”). As a result of the transaction, the Company has consolidated the results of the entity into its financial statements. The incremental investment is reflected within Acquisitions on the Consolidated Statement of Cash Flows. As of the acquisition date, the fair market value of the 6% noncontrolling interest was $14.0 million. The fair value assigned to the redeemable noncontrolling interest is estimated using Level 3 inputs based on unobservable inputs.

In connection with the acquisition of the additional interest in Atlas SA, the parties agreed to both a put option exercisable by the noncontrolling interest holder and a call option exercisable by the Company. The put option allows the noncontrolling interest holder to sell its 6% noncontrolling interest to the Company for an amount to be determined using a formulaic approach. The call option allows the Company to purchase the remaining 6% minority interest using the same formulaic approach. Both the put and call options can be exercised on or after August 30, 2020. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Consolidated Balance Sheets.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the contractually-defined redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings).

The components of the redeemable noncontrolling interest as of September 30, 2019 are as follows (in thousands):

BALANCE, December 31, 2018	$—
Purchase of noncontrolling interest	13,990
Net income attributable to the noncontrolling interest	87
BALANCE, September 30, 2019	$14,077

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 97.5% of our total segment operating profit for the nine months ended September 30, 2019. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2019, we owned 30,904 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, South America, and South Africa. As of September 30, 2019, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2019. In addition, as of September 30, 2019, approximately 27.7% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Sprint, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of 5 to ten years with multiple 5 year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of ten years with multiple 5 year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying ground lease rent.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States, Canada, Central America, and South America, ground leases are generally for an initial term of 5 years or more with multiple 5 year renewal periods at our option. In South Africa, ground leases are generally for an initial term of ten years with three 10 year renewal periods at our option. Ground leases provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of September 30, 2019, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and South Africa significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to consolidated financial statements included in this quarterly report.

	For the three months ended		For the nine months ended
	September 30,		September 30,

Segment operating profit as a percentage of total	2019	2018	2019	2018

Domestic site leasing	80.9%	81.8%	80.8%	81.3%
International site leasing	16.9%	16.1%	16.7%	16.9%
Total site leasing	97.8%	97.9%	97.5%	98.2%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During the remainder of 2019, we expect organic site leasing revenue in both our domestic and international segments to increase over 2018 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology (e.g. MetroPCS, Leap, Clearwire, and iDEN).

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

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value and by returning cash generated by our operations in the form of a cash dividend distribution. While the addition of a cash dividend to our capital allocation strategy has provided us with a new tool to return value to our shareholders, we will also continue to make investments focused on increasing our Adjusted Funds From Operations per share. To achieve this, we expect to continue to deploy capital to portfolio growth and stock repurchases, subject to compliance with REIT distribution requirements, available funds and market conditions, while maintaining our target leverage levels. Key elements of our capital allocation strategy include:

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

Dividend. Commencing in the third quarter of 2019, we added dividends as an additional component of our strategy of returning value to shareholders. We do not expect our dividend to require any changes in our leverage and, we believe, it will allow us to continue to focus on building and buying quality assets and opportunistically buying back our stock. While the timing and amount of future dividends will be subject to approval by our Board of Directors, we believe that our future cash flow generation will permit us to grow our cash dividend in the future.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$374,705	$353,502	$—	$21,203	6.0%
International site leasing	93,867	81,758	(649)	12,758	15.6%
Site development	38,975	31,961	—	7,014	21.9%
Total	$507,547	$467,221	$(649)	$40,975	8.8%
Cost of Revenues
Domestic site leasing	$63,836	$66,862	$—	$(3,026)	(4.5%)
International site leasing	29,157	25,432	(223)	3,948	15.5%
Site development	30,516	24,447	—	6,069	24.8%
Total	$123,509	$116,741	$(223)	$6,991	6.0%
Operating Profit
Domestic site leasing	$310,869	$286,640	$—	$24,229	8.5%
International site leasing	64,710	56,326	(426)	8,810	15.6%
Site development	8,459	7,514	—	945	12.6%

Revenues

Domestic site leasing revenues increased $21.2 million for the three months ended September 30, 2019, as compared to the prior year, primarily due to (1) revenues from 161 towers acquired and 28 towers built since July 1, 2018 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and Sprint iDEN.

International site leasing revenues increased $12.1 million for the three months ended September 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $12.8 million. These changes were primarily due to (1) revenues from 1,700 towers acquired and 488 towers built since July 1, 2018 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.1% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $7.0 million for the three months ended September 30, 2019, as compared to prior year, as a result of increased carrier activity primarily driven by network related projects by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $24.2 million for the three months ended September 30, 2019, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since July 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $8.4 million for the three months ended September 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $8.8 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since July 1, 2018 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $0.9 million for the three months ended September 30, 2019, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity primarily driven by network related projects by Sprint and T-Mobile partially offset by a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$21,840	$17,763	$—	$4,077	23.0%
International site leasing	8,626	6,734	(110)	2,002	29.7%
Total site leasing	$30,466	$24,497	$(110)	$6,079	24.8%
Site development	4,183	3,934	—	249	6.3%
Other	7,623	6,477	—	1,146	17.7%
Total	$42,272	$34,908	$(110)	$7,474	21.4%

Selling, general, and administrative expenses increased $7.4 million for the three months ended September 30, 2019, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increase $7.5 million. These changes were primarily as a result of increases in personnel costs, noncash compensation, benefits, and other support-related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,717	$1,887	$—	$830	44.0%
International site leasing	1,975	1,108	(31)	898	81.0%
Total	$4,692	$2,995	$(31)	$1,728	57.7%

Acquisition and new business initiatives related adjustments and expenses increased $1.7 million, on an actual and constant currency basis, for the three months ended September 30, 2019, as compared to the prior year. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,027	$2,801	$—	$3,226	115.2%
International site leasing	2,213	4,067	(12)	(1,842)	(45.3%)
Total	$8,240	$6,868	$(12)	$1,384	20.2%

Asset impairment and decommission costs increased $1.4 million for the three months ended September 30, 2019, as compared to the prior year. This change was primarily as a result of a $2.8 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a $1.4 million decrease in the impairment charge recorded due to less sites decommissioned in the third quarter of 2019 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$132,650	$129,246	$—	$3,404	2.6%
International site leasing	40,208	36,310	(313)	4,211	11.6%
Total site leasing	$172,858	$165,556	$(313)	$7,615	4.6%
Site development	660	646	—	14	2.2%
Other	1,469	1,501	—	(32)	(2.1%)
Total	$174,987	$167,703	$(313)	$7,597	4.5%

Depreciation, accretion, and amortization expense increased $7.3 million for the three months ended September 30, 2019, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $7.6 million. These changes were primarily due to an increase in the number of towers we acquired and built since July 1, 2018, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$147,635	$134,943	$—	$12,692	9.4%
International site leasing	11,688	8,107	40	3,541	43.7%
Total site leasing	$159,323	$143,050	$40	$16,233	11.3%
Site development	3,616	2,934	—	682	23.2%
Other	(9,092)	(7,978)	—	(1,114)	14.0%
Total	$153,847	$138,006	$40	$15,801	11.4%

Domestic site leasing operating income increased $12.7 million for the three months ended September 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, and asset impairment and decommission costs.

International site leasing operating income increased $3.6 million for the three months ended September 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $3.5 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization expenses and selling, general, and administrative expenses.

Site development operating income increased $0.7 million for the three months ended September 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,311	$2,006	$(4)	$(691)	(34.4%)
Interest expense	(96,567)	(95,717)	—	(850)	0.9%
Non-cash interest expense	(662)	(632)	—	(30)	4.7%
Amortization of deferred financing fees	(5,157)	(4,980)	—	(177)	3.6%
Loss from extinguishment of debt, net	(457)	—	—	(457)	—%
Other (expense) income, net	(33,551)	(24,518)	(5,994)	(3,039)	NM
Total	$(135,083)	$(123,841)	$(5,998)	$(5,244)	5.4%

Interest expense increased $0.9 million for the three months ended September 30, 2019, as compared to the prior year. These changes were due to a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, partially offset by a lower weighted average interest rate as compared to the prior year.

Other (expense) income, net includes a $31.9 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2019, while the prior year period included a $25.9 million loss.

(Provision) Benefit for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$3,002	$1,979	$2,417	$(1,394)	20.5%

Benefit for income taxes increased $1.0 million for the three months ended September 30, 2019, as compared to the prior year. On a constant currency basis, provision for income taxes increased $1.4 million. This change was primarily due an increase in foreign income and withholding taxes partially offset by a decrease in state taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$21,766	$16,144	$(3,541)	$9,163	27.5%

Net income increased $5.6 million for the three months ended September 30, 2019, as compared to the prior year. This change was primarily due to increases in operating income and a benefit for income taxes, partially offset by fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries (net of the tax impact).

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,106,722	$1,041,892	$—	$64,830	6.2%
International site leasing	273,036	253,794	(15,589)	34,831	13.7%
Site development	121,229	86,160	—	35,069	40.7%
Total	$1,500,987	$1,381,846	$(15,589)	$134,730	9.8%
Cost of Revenues
Domestic site leasing	$194,525	$199,633	$—	$(5,108)	(2.6%)
International site leasing	84,642	79,167	(5,276)	10,751	13.6%
Site development	92,606	67,693	—	24,913	36.8%
Total	$371,773	$346,493	$(5,276)	$30,556	8.8%
Operating Profit
Domestic site leasing	$912,197	$842,259	$—	$69,938	8.3%
International site leasing	188,394	174,627	(10,313)	24,080	13.8%
Site development	28,623	18,467	—	10,156	55.0%

Revenues

Domestic site leasing revenues increased $64.8 million for the nine months ended September 30, 2019, as compared to the prior year, due to (i) revenues from 415 towers acquired and 48 towers built since January 1, 2018 and (ii) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and Sprint iDEN.

International site leasing revenues increased $19.2 million for the nine months ended September 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $34.8 million. These changes were primarily due to (i) revenues from 2,004 towers acquired and 622 towers built since January 1, 2018 and (ii) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.2% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $35.1 million for the nine months ended September 30, 2019, as compared to the prior year, as a result of increased carrier activity primarily driven by network related projects by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $69.9 million for the nine months ended September 30, 2019, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $13.8 million for the nine months ended September 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $24.1 million. These changes were primarily due to additional profit generated by (i) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (ii) continued control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $10.2 million for the nine months ended September 30, 2019, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity primarily driven by network related projects by Sprint and T-Mobile partially offset by a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$77,926	$55,047	$—	$22,879	41.6%
International site leasing	22,624	20,242	(786)	3,168	15.7%
Total site leasing	$100,550	$75,289	$(786)	$26,047	34.6%
Site development	16,774	11,943	—	4,831	40.5%
Other	31,431	19,669	—	11,762	59.8%
Total	$148,755	$106,901	$(786)	$42,640	39.9%

Selling, general, and administrative expenses increased $41.9 million for the nine months ended September 30, 2019, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $42.6 million. These changes were primarily as a result of a $27.8 million increase in noncash compensation as well as increases in personnel, compensation, benefits, and other support-related costs, partially offset by a $2.3 million partial recovery of the Oi reserve in the first quarter of 2019.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$4,698	$5,242	$—	$(544)	(10.4%)
International site leasing	4,971	3,929	(250)	1,292	32.9%
Total	$9,669	$9,171	$(250)	$748	8.2%

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$18,476	$15,971	$—	$2,505	15.7%
International site leasing	5,155	6,475	(169)	(1,151)	(17.8%)
Total site leasing	$23,631	$22,446	$(169)	$1,354	6.0%
Site development	—	332	—	(332)	(100.0%)
Total	$23,631	$22,778	$(169)	$1,022	4.5%

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$394,308	$382,490	$—	$11,818	3.1%
International site leasing	117,197	113,550	(6,750)	10,397	9.2%
Total site leasing	$511,505	$496,040	$(6,750)	$22,215	4.5%
Site development	1,900	1,936	—	(36)	(1.9%)
Other	4,185	4,683	—	(498)	(10.6%)
Total	$517,590	$502,659	$(6,750)	$21,681	4.3%

Depreciation, accretion, and amortization expense increased $14.9 million for the nine months ended September 30, 2019, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $21.7 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2018, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$416,789	$383,509	$—	$33,280	8.7%
International site leasing	38,447	30,431	(2,358)	10,374	34.1%
Total site leasing	$455,236	$413,940	$(2,358)	$43,654	10.5%
Site development	9,949	4,256	—	5,693	133.8%
Other	(35,616)	(24,352)	—	(11,264)	46.3%
Total	$429,569	$393,844	$(2,358)	$38,083	9.7%

Domestic site leasing operating income increased $33.3 million for the nine months ended September 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, and asset impairment and decommission costs.

International site leasing operating income increased $8.0 million for the nine months ended September 30, 2019, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $10.4 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization expenses, selling, general, and administrative expenses, and acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased $5.7 million for the nine months ended September 30, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$4,692	$4,972	$(151)	$(129)	(2.6%)
Interest expense	(292,681)	(278,278)	(8)	(14,395)	5.2%
Non-cash interest expense	(1,954)	(2,002)	—	48	(2.4%)
Amortization of deferred financing fees	(15,333)	(15,265)	—	(68)	0.4%
Loss from extinguishment of debt, net	(457)	(14,443)	—	13,986	(96.8%)
Other (expense) income, net	(21,296)	(110,175)	88,143	736	24.8%
Total	$(327,029)	$(415,191)	$87,984	$178	(0.1%)

Interest expense increased $14.4 million for the nine months ended September 30, 2019, as compared to the prior year. These changes were primarily due to a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, partially offset by a lower weighted average interest rate as compared to the prior year.

Loss from extinguishment of debt was $14.4 million for the nine months ended September 30, 2018 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2013-1C Tower Securities and 2013-1D Tower Securities in March 2018, as well as the 2014 Term Loan and 2015 Term Loan in April 2018.

Other (expense) income, net includes a $24.8 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the nine months ended September 30, 2019, while the prior year period included an $113.1 million loss.

(Provision) Benefit for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(22,813)	$11,645	$(28,512)	$(5,946)	22.2%

Provision for income taxes increased $34.5 million for the nine months ended September 30, 2019, as compared to the prior year. On a constant currency basis, provision for income taxes increased $5.9 million. This change was primarily due to an increase in foreign income and withholding taxes.

Net Income (Loss):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$79,727	$(9,702)	$57,114	$32,315	(5.0%)

Net income increased $89.4 million for the nine months ended September 30, 2019, as compared to the prior year. This change was primarily due to increases in operating income, fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries (net of the tax impact), and a decrease in loss from extinguishment of debt, partially offset by increases in the provision for income taxes and interest expense.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$21,766	$16,144	$(3,541)	$9,163	27.5%
Non-cash straight-line leasing revenue	(3,807)	(5,064)	6	1,251	(24.7%)
Non-cash straight-line ground lease expense	4,522	6,961	(1)	(2,438)	(35.0%)
Non-cash compensation	12,732	10,433	(24)	2,323	22.3%
Loss from extinguishment of debt, net	457	—	—	457	—%
Other (income) expense, net	33,551	24,518	5,994	3,039	NM
Acquisition and new business initiatives
related adjustments and expenses	4,692	2,995	(31)	1,728	57.7%
Asset impairment and decommission costs	8,240	6,868	(12)	1,384	20.2%
Interest income	(1,311)	(2,006)	4	691	(34.4%)
Total interest expense (1)	102,386	101,329	—	1,057	1.0%
Depreciation, accretion, and amortization	174,987	167,703	(313)	7,597	4.5%
Provision (benefit) for income taxes (2)	(2,788)	(1,786)	(2,417)	1,415	20.2%
Adjusted EBITDA	$355,427	$328,095	$(335)	$27,667	8.4%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$79,727	$(9,702)	$57,114	$32,315	(5.0%)
Non-cash straight-line leasing revenue	(9,344)	(15,691)	213	6,134	(39.1%)
Non-cash straight-line ground lease expense	15,880	20,328	(5)	(4,443)	(21.9%)
Non-cash compensation	60,633	32,140	(228)	28,721	89.4%
Loss from extinguishment of debt, net	457	14,443	—	(13,986)	(96.8%)
Other (income) expense, net	21,296	110,175	(88,143)	(736)	(24.8%)
Acquisition and new business initiatives
related adjustments and expenses	9,669	9,171	(250)	748	8.2%
Asset impairment and decommission costs	23,631	22,778	(169)	1,022	4.5%
Interest income	(4,692)	(4,972)	151	129	(2.6%)
Total interest expense (1)	309,968	295,545	8	14,415	4.9%
Depreciation, accretion, and amortization	517,590	502,659	(6,750)	21,681	4.3%
Provision (benefit) for income taxes (2)	23,423	(11,069)	28,510	5,983	21.8%
Adjusted EBITDA	$1,048,238	$965,805	$(9,549)	$91,983	9.5%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $214 and $193 of franchise taxes for the three months ended September 30, 2019 and 2018, respectively, and $610 and $576 of franchise taxes for the nine months ended September 30, 2019 and 2018, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $27.3 million for the three months ended September 30, 2019, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $27.7 million. These changes were primarily due to higher segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $82.4 million for the nine months ended September 30, 2019, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $92.0 million. These changes were primarily due to higher segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2019	September 30, 2018

	(in thousands)
Cash provided by operating activities	$704,984	$624,143
Cash used in investing activities	(415,066)	(520,317)
Cash used in financing activities	(307,581)	(31,189)
Change in cash, cash equivalents, and restricted cash	(17,663)	72,637
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(1,957)	(13,608)
Cash, cash equivalents, and restricted cash, beginning of period	178,300	104,295
Cash, cash equivalents, and restricted cash, end of period	$158,680	$163,324

Operating Activities

Cash provided by operating activities was $705.0 million for the nine months ended September 30, 2019 as compared to $624.1 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in segment operating profit and a decrease in cash outflows associated with working capital changes, partially offset by increases in selling, general, and administrative expenses and cash interest payments.

Investing Activities

A detail of our investing activities is as follows:

	For the nine months ended September 30,
	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets	$(224,585)	$(372,054)
Land buyouts and other assets (1)	(59,116)	(31,781)
Construction and related costs on new builds	(40,191)	(45,029)
Augmentation and tower upgrades	(46,571)	(34,978)
Tower maintenance	(21,480)	(21,616)
General corporate	(3,139)	(3,343)
Purchase of investments	(528,915)	(99,823)
Proceeds from sale of investments	515,557	95,890
Other investing activities	(6,626)	(7,583)
Net cash used in investing activities	$(415,066)	$(520,317)

(1)Excludes $13.1 million and $16.4 million spent to extend ground lease terms for the nine months ended September 30, 2019 and 2018, respectively.

Subsequent to September 30, 2019, we acquired 6 towers and related assets for $6.7 million in cash. In addition, we have agreed to purchase and anticipate to close on 107 additional communication sites for an aggregate of $32.7 million.

For 2019, including capital expenditures made during the nine months ended September 30, 2019, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $31.0 million to $37.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $468.0 million to $478.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended
	September 30, 2019	September 30, 2018

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(325,000)	$80,000
Repayment of Tower Securities (1)	(920,000)	(755,000)
Proceeds from issuance of Tower Securities, net of fees (1)	1,153,036	631,479
Repurchase and retirement of common stock (2)	(267,534)	(453,539)
Proceeds from employee stock purchase/stock option plans	112,909	33,678
Repayment of Term Loans (1)	(18,000)	(1,941,000)
Proceeds from Term Loans, net of fees (1)	—	2,377,264
Payment of dividends on common stock	(41,873)	—
Other financing activities	(1,119)	(4,071)
Net cash used in financing activities	$(307,581)	$(31,189)

(1)For additional information regarding our debt offerings, refer to the Debt Instruments and Debt Service Requirements below.

(2)On July 29, 2019, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on February 16, 2018 which had a remaining authorization of $110.0 million. This new plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the nine months ended September 30, 2019, we repurchased 1.2 million shares of our Class A common stock for $270.3 million, at an average price per share of $231.20. Shares repurchased were retired. As of the date of this filing, the Company had $824.3 million of authorization remaining under the current stock repurchase plan.

Dividend

On September 25, 2019, we paid a cash dividend of $0.37 per share, or an aggregate amount of $41.9 million, to shareholders of record at the close of business on August 28, 2019. On October 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.37 per share on shares of our Class A common stock. The dividend will be payable on December 19, 2019 to shareholders of record at the close of business on November 21, 2019. Future dividends are subject to the approval of our Board of Directors. We expect to continue to invest our cash flow after dividends, if declared, consistent with our past practice of investing in acquisitions, the construction of new sites, land purchases and the repurchase of our own shares.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2019, we issued 10,000 shares of Class A common stock under this registration statement. As of September 30, 2019, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended September 30, 2019, we borrowed $175.0 million and repaid $255.0 million of the outstanding balance under the Revolving Credit Facility. During the nine months ended September 30, 2019, we borrowed $265.0 million and repaid $590.0 million of the outstanding balance under the Revolving Credit Facility. As of September 30, 2019, there was no balance outstanding under the Revolving Credit Facility. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of September 30, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2019, the 2018 Term Loan was accruing interest at 4.05% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred deferred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the three and nine months ended September 30, 2019, we repaid $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

On February 1, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of our 2018 Term Loan in order to reduce our exposure to fluctuations in interest rates. The interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly.

On May 23, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of our 2018 Term Loan in order to reduce our exposure to fluctuations in interest rates. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly.

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

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which had an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. We incurred financing fees of $22.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

On September 13, 2019, we repaid the entire aggregate principal amount of the 2014-1C Tower Securities in connection with the issuance of the 2019-1C Tower Securities (as defined below).

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

2019-1C Tower Securities

On September 13, 2019, we, through the Trust, issued $1.165 billion of Secured Tower Revenue Securities Series 2019-1C, which have an anticipated repayment date of January 12, 2025 and a final maturity date of January 12, 2050 (the “2019-1C Tower Securities”). The fixed interest rate on the 2019-1C Tower Securities is 2.836% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2014-1C Tower Securities ($920.0 million), as well as accrued and unpaid interest, amounts outstanding on the Revolving Credit Facility, and any remaining amount was used for general corporate purposes. We have incurred deferred financing fees of $12.0 million to date in relation to this transaction, which are being amortized through the anticipated repayment date of the 2019-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $61.4 million of Secured Tower Revenue Securities Series 2019-1R issued by the Trust. These securities have an anticipated repayment date of January 12, 2025 and a final maturity date of January 12, 2050 (the “2019-1R Tower Securities”). The fixed interest rate on the 2019-1R Tower Securities is 4.213% per annum, payable monthly. Principal and interest payments made on the 2019-1R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2019-1C Tower Securities, the non-recourse mortgage loan was increased by $1.2 billion (but increased by a net of $306.4 million after giving effect to prepayment of the loan components relating to the 2014-1C Tower Securities). The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2019-1C Tower

Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants and Terms of the Tower Revenue Securities

As of September 30, 2019, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of September 30, 2019, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended September 30, 2020 based on the amounts outstanding as of September 30, 2019 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2015-1C Tower Securities	15,939
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
Revolving Credit Facility (1)	2,500
2018 Term Loan	125,550
Total debt service for the next 12 months	$410,305

(1)Amount represents the unused commitment fee. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes	$—	$—	$—	$750,000	$—	$—	$750,000	$757,500
2016 Senior Notes	—	—	—	—	—	1,100,000	1,100,000	1,141,250
2017 Senior Notes	—	—	—	750,000	—	—	750,000	763,125
2013-2C Tower Securities (1)	—	—	—	—	575,000	—	575,000	589,410
2014-2C Tower Securities (1)	—	—	—	—	—	620,000	620,000	650,175
2015-1C Tower Securities (1)	—	500,000	—	—	—	—	500,000	502,500
2016-1C Tower Securities (1)	—	—	700,000	—	—	—	700,000	705,236
2017-1C Tower Securities (1)	—	—	—	760,000	—	—	760,000	766,300
2018-1C Tower Securities (1)	—	—	—	—	640,000	—	640,000	662,586
2019-1C Tower Securities (1)	—	—	—	—	—	1,165,000	1,165,000	1,165,501
2018 Term Loan	6,000	24,000	24,000	24,000	24,000	2,268,000	2,370,000	2,372,963
Total debt obligation	$6,000	$524,000	$724,000	$2,284,000	$1,239,000	$5,153,000	$9,930,000	$10,076,546

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

The anticipated repayment date and the final maturity date for the 2019-1C Tower Securities is January 12, 2025 and January 12, 2050, respectively.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including two four year interest rate swaps on a majority of our 2018 Term Loan entered into on February 1, 2019 and May 23, 2019. The first interest rate swap has a $1.2 billion notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.495% per annum settled monthly. The second interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2019, approximately 13.0% of our revenues and approximately 15.8% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2019. As of September 30, 2019, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the nine months ended September 30, 2019.

As of September 30, 2019, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2019 would have resulted in approximately $37.8 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2019.

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

•our intended use of our liquidity;

•our intent to maintain our target leverage levels, including in light of our dividend;

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

•the health of the South Africa economy and wireless communications market, and the willingness of carriers to invest in their networks in that market;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2019. Based on such evaluation, such officers have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2019:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2019 - 7/31/2019	—	$—	—	$1,000,000,000
8/1/2019 - 8/31/2019	112,482	$262.38	112,482	$970,486,675
9/1/2019 - 9/30/2019	593,012	$246.50	593,012	$824,306,904
Total	705,494	$249.04	705,494	$824,306,904

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

SBA COMMUNICATIONS CORPORATION

November 7, 2019	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 7, 2019	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)