Form 10-K
period 2019-12-31
SBA COMMUNICATIONS CORP
filed 2020-02-24
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-16853

SBA COMMUNICATIONS CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	65-0716501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8051 Congress Avenue
Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 995-7670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	SBAC	The NASDAQ Stock Market LLC
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $25.2 billion as of June 30, 2019.

The number of shares outstanding of the Registrant’s common stock (as of February 18, 2020): Class A common stock — 111,929,411.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2019, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 97.7% of our total segment operating profit for the year ended December 31, 2019. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2019, we owned 32,403 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business through organic growth and expansion of our tower portfolio to create shareholder value. We believe that the long-term and repetitive nature of our site leasing business will permit us to maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending which arises in our site development business. Key elements of our strategy include:

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2019, we had an average of 1.8 tenants per tower structure.

•Capitalizing on our Scale and Management Experience. We are a large owner, operator and developer of towers, with substantial capital, human, and operating resources. We have been developing towers for wireless service providers in the U.S. since 1989 and owned and operated towers for ourselves since 1997. We believe our size, experience, capabilities, and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. We believe that our industry expertise and strong relationships with wireless service providers will permit us to continue to organically grow our site leasing and site development services.

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

•Disciplined Tower Acquisitions – In our tower acquisition program, we pursue towers from third parties that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of several different investment return metrics, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix.

•International Tower Growth – The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our tower growth in these markets is primarily driven by (1) wireless service providers seeking to increase the quality and coverage of their networks, (2) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (3) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments.

•International Market Expansion – We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. We consider various factors when identifying a market for our international expansion, including:

oCountry analysis – We consider the country’s economic and political stability, and whether the country’s general business, legal and regulatory environment is conducive to the sustainability and growth of our business.

oMarket potential – We analyze the expected demand for wireless services, and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur.

oRisk adjusted return criteria – We consider whether buying or building towers in a country, and providing our management and leasing services, will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market (for example, the impact of foreign currency exchange rates and inflation, real estate, permitting, and taxation risks), and how our expansion meets our long-term strategic objectives for the region and our business generally.

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

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have purchased and/or entered into perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2019, approximately 71% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 35 years. As of December 31, 2019, approximately 8.6% of our tower structures had ground leases or other property interests maturing in the next 10 years.

Exploring Opportunities in Evolving Technologies and Ancillary Services. In addition to our traditional tower-related services, we are currently exploring ancillary services and evolving technologies that we believe will allow us to create value by leveraging our current assets and relationships with wireless service providers. For example, we are exploring opportunities to participate in mobile edge computing opportunities and, in connection, have recently invested in a data center.

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that the continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as video, social networking and enhanced web browsing, and the growth in machine-to-machine applications (such as connected cars). Global mobile data traffic is forecast to reach 160 exabytes per month by 2025, an increase of 321% over the end of 2019.

•The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites. For example, recent and future spectrum auctions, such as the future CBRS and C-Band auctions, and a new network for first responders that is being developed by AT&T for the First Responder Network Authority (“FirstNet”), an independent authority within the Department of Commerce, are expected to contribute to growth in the upcoming years. In addition, the deployment of 5G wireless technologies is expected to increase equipment installation at existing sites.

•Consumers list network quality as a key contributor when terminating or changing service. To remain competitive and to decrease subscriber churn rates, wireless carriers have made substantial capital investments into their wireless networks to improve service quality and expand coverage. We expect wireless carriers to continue to expend capital to differentiate their product offerings. For example, if the proposed Sprint/T-Mobile merger is consummated, to meet future consumer demand, the new combined Sprint/T-Mobile is expected to need to invest in its network by deploying its 2.5Ghz spectrum holdings, and Dish Network is expected to need to expend significant funds to develop a new nationwide network.

We believe that the world-wide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of additional demand for tower space from our customers, which we believe will translate into steady leasing growth for us.

Our Businesses

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. Our site leasing business generates substantially all of our total segment operating profit, representing 97.7% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2019, we owned 16,401 sites in the United States and its territories. For the year ended December 31, 2019, we generated 80.5% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from AT&T, Sprint, T-Mobile, and Verizon Wireless. In the United States, our tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including renewal option periods. Our ground leases in the United States are generally for an initial term of five years or more with multiple five year renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually. As of December 31, 2019, (1) no U.S. state or territory included more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2019.

International Site Leasing

We currently operate in 13 international markets throughout South America, Central America, Canada, and South Africa. Our largest international market is Brazil. As of December 31, 2019, we owned 16,002 sites in our international markets, of which 30.5% of our global sites are located in Brazil and less than 3% of our global sites are located in each of our other international markets (each country is considered a market). Our operations in our international markets are solely in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues primarily from Oi S.A., Telefonica, Claro, and TIM. In Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple five year renewal periods. In Central America, we have similar fixed rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. In certain international markets such as Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site. Tenant leases in South America typically provide a pass-through charge for the underlying rent for property interests in addition to the base tenant rent.

In our international markets, ground leases and other property interests are generally for an initial term of five to ten years with multiple renewal periods, which are at our option. In Central America and Canada, ground leases and other property interests provide for rent escalators which typically average 2-3% annually, or in South American markets and South Africa, adjust in accordance with a standard cost of living index.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are primarily limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and South Africa, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

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

Customers

We lease tower space to and perform site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local, or private operators. Internationally, we lease tower space to all the major service providers in South America, Central America, Canada, and South Africa.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2019	2018	2017

AT&T Wireless	23.8%	24.0%	25.0%
T-Mobile	18.2%	16.4%	16.5%
Sprint	16.9%	17.9%	15.1%
Verizon Wireless	14.0%	14.7%	15.2%

In addition to the Big 4 wireless carriers (AT&T, T-Mobile, Sprint, and Verizon Wireless), we have also provided services or leased space to a number of customers including:

Cable & Wireless	ICE	Telkom
Cellular South	MTN	TIM
Claro	NII Holdings	Telefonica
Digicel	Oi S.A.	U.S. Cellular
Dish Network	SouthernLinc	Vodacom

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

Employees

Our corporate offices are located in our headquarters in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. As of December 31, 2019, we had 1,475 employees of which 435 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 80.5% of our total site leasing revenue for the year ended December 31, 2019, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site; compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2019, we had 643 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $21.8 million of annual revenue. By comparison, as of December 31, 2018, we had 820 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $15.7 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed under executed contracts. As of December 31, 2019, we had approximately $54.8 million of contractually committed revenue as compared to approximately $76.1 million as of December 31, 2018.

Availability of Reports and Other Information

SBA Communications Corporation was incorporated in the State of Florida in March 1997 and is a real estate investment trust (“REIT”) for federal income tax purposes. Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations – Reports and Results – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results, ability to service our indebtedness, and stock price could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar, or acquired technologies may be discontinued. AT&T, Verizon and Sprint have grown through acquisitions of other wireless service providers. As a result, the combined companies have rationalized duplicative parts of their networks, and, in the case of Sprint, the Nextel iDEN network was discontinued. These consolidations have led and may continue to lead to non-renewal of certain of our tower leases. In April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. Both the FCC and the Department of Justice have approved the merger and it is currently expected to close during 2020. If this potential transaction closes, it may lead to the non-renewal of certain leases as a result of the rationalization of duplicative or overlapping parts of their networks. For the year ended December 31, 2019, T-Mobile and Sprint represented approximately 17.2% and 15.2% of our total site leasing revenue, respectively. The revenue generated from Sprint where both T-Mobile and Sprint overlap on sites where both companies leased space represented 6.0% of our total site leasing revenue for the year ended December 31, 2019, excluding, and incremental to, the impact from previously disclosed expected consolidation churn from T-Mobile’s MetroPCS and Sprint’s Clearwire networks. In addition, these overlapping sites have an average remaining current term of approximately 4.4 years and 4.6 years with Sprint and T-Mobile, respectively.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2019	2018	2017

AT&T Wireless	23.8%	24.0%	25.0%
T-Mobile	18.2%	16.4%	16.5%
Sprint	16.9%	17.9%	15.1%
Verizon Wireless	14.0%	14.7%	15.2%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2019	2018	2017

AT&T Wireless	32.1%	31.9%	32.7%
T-Mobile	21.6%	20.3%	19.7%
Sprint	19.0%	19.6%	18.9%
Verizon Wireless	18.6%	19.0%	19.0%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2019	2018	2017

Oi S.A.	31.3%	35.5%	42.2%
Telefonica	26.9%	26.7%	25.7%
Claro	11.6%	11.4%	10.0%

	For the year ended December 31,
Percentage of Site Development Revenue	2019	2018	2017

Sprint	37.3%	47.1%	12.9%
T-Mobile	30.2%	16.4%	26.9%
Verizon Wireless	2.9%	6.4%	12.8%
Nokia, Inc.	4.3%	3.2%	10.1%

We derive revenue through numerous site leasing contracts and site development contracts. In the United States and Canada, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple five year renewal periods. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. For example, in January 2018, Oi, S.A. (“Oi”), our largest customer in Brazil, emerged from bankruptcy with a reorganization plan and is expected to resolve all of its pre-petition obligations. However, if Oi is unable to successfully fulfill its reorganization obligations or cannot operate its business on a go-forward basis, it could adversely affect our future results of operations. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness.

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

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018

	(in thousands)
Total principal amount of indebtedness	$10,414,000	$10,028,000
Shareholders' deficit	$(3,667,007)	$(3,376,823)

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, which may have the effect of increasing our total leverage.

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

An increase in market interest rates would increase our interest expense arising on our existing and future floating rate indebtedness or upon refinancing of our fixed rate debt. Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility or Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the LIBOR rate. As of December 31, 2019, this indebtedness represented approximately $2.9 billion, or 27.4% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, LIBOR is the subject of recent proposals for reform, and the U.K. Financial Conduct Authority announced its desire to phase out the use of LIBOR by the end of 2021. This may cause LIBOR to disappear entirely or perform differently than in the past. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our variable rate indebtedness under our Credit Agreement, which matures beyond 2021, in the future may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form. As such, the potential effect of any such event is uncertain, but were it to occur, our cost of capital, financial results, cash flows and results of operations may be adversely affected. It is unknown whether any alternative reference rates will attain market acceptance as replacements of LIBOR.

Furthermore, in an environment of increasing interest rates, it is likely that any future refinancing of our indebtedness will be either at fixed interest rates higher than our current fixed interest rates or at variable rates. We have and may continue to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. For example, during 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into interest rate swaps on a portion of our 2018 Term Loan, which as of December 31, 2019, fixed $1.95 billion in notional value for approximately 5.25 years receiving interest at one month LIBOR plus 175 basis points and paying a fixed rate of 3.78%. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the proposed LIBOR reform could adversely impact these interest rate swaps, which receive interest at a rate based on LIBOR. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument.

Increasing competition in the tower industry may create pricing pressures or result in non-renewals that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressures for tenants on towers from competitors could materially and adversely affect our lease rates or lead to non-renewals of existing leases. Furthermore, pricing pressures could lead to more prevalent network sharing, both domestically and internationally, which could reduce the demand for our tower space or lead to non-renewals of existing leases. In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

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

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these mid-sized tower transactions available in the U.S. and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. For example, in 2019, we passed on more U.S. acquisitions than we did in 2018 due to asset quality, price, or lease terms. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect or we may not be able to add as many towers as planned in 2020. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were approximately 18.6% during the year ended December 31, 2019, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

•governmental regulations and restrictions impacting tower licenses, spectrum licenses and concessions, including additional restrictions on the use or revocation of such licenses, concessions or spectrum and additional conditions to receive or maintain such licenses;

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

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. For example, we have a subsidiary in Argentina through which we operate our site leasing business. The Argentinean economy was deemed to be “highly inflationary” from a U.S. GAAP perspective as of the second quarter of 2018 and remains highly inflationary as of December 31, 2019. As a result, we remeasured the financial statements for those operations to the U.S. dollar as of July 1, 2018. Although this change did not have a material impact on our financial statements as our assets in and revenue from Argentina were each less than 1% of consolidated assets and revenue, respectively, as of December 31, 2019, going forward, fluctuations in the Argentinean Peso to U.S. dollar exchange rate could negatively impact our financial results.

Currency fluctuations may negatively affect our results of operations.

Our operations in Central America and Ecuador are primarily denominated in U.S. Dollars. In Brazil, Canada, Chile, and South Africa, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2019, approximately 20.1% of our total cash site leasing revenue was generated by our international operations, of which 14.2% was generated in non-U.S. dollar currencies, including 12.1% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and weakened 7.9% when comparing the average rate for the years ended December 31, 2019 and 2018. This trend has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our Brazilian and South African subsidiaries to borrow in U.S. Dollars. As of December 31, 2019, the aggregate amounts outstanding under the intercompany loans with our Brazilian subsidiary and South African subsidiary were $839.8 million and $59.9 million respectively. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real or the South African Rand, our results of operations would be adversely affected. For the years ended December 31, 2019 and 2018, we recorded a $9.0 million gain and a $58.8 million loss, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates.

Delays in the roll-out of new spectrum, due to a slowdown in demand for wireless services, the inability or unwillingness of wireless service providers to invest in their infrastructure or delays in the availability of new spectrum could materially and adversely affect our future growth and revenues.

We expect a significant portion of our future revenue growth will result from investments in the deployment of new or fallow spectrum by our wireless service provider customers. Wireless service providers typically invest in their networks in response to consumer demand for additional or higher quality service. If consumers significantly reduce their use of wireless services or fail to widely adopt and use new wireless technologies and their products and applications, our wireless service provider customers could experience a reduction in the rate of growth of or a decrease in demand for their services and therefore reduce the amount they invest in their network.

Regardless of consumer demand, each wireless service provider must have substantial capital resources and capabilities to deploy new spectrum in their wireless networks, including licenses for spectrum. If some or all of our wireless service providers are unwilling or unable to significantly invest in their networks, it could adversely affect our revenue growth. For example, it is currently anticipated that if the Sprint/T-Mobile merger is consummated, (i) the new combined company will have increased willingness and capacity to invest in its network by deploying its 2.5Ghz spectrum holdings and (ii) Dish Network will need to expend significant funds to develop a new nationwide network. However, if any of these wireless service provider customers or other wireless service providers are unable to access sufficient capital to develop their spectrum, then overall demand for our towers and services could be adversely affected.

The FCC plans to auction several new bands of spectrum in the future, including CBRS and C-Band. Our customers are expected to be the primary winners of these auctions and subsequently deploy this spectrum on our portfolio which would provide us with a revenue growth opportunity. Any delays or failure of these auctions could negatively impact future demand for our towers. Similarly, any delays in the clearing or availability of this spectrum subsequent to these auctions could delay the related demand for our towers.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer’s business model may reduce the demand for our wireless infrastructure. In addition, as customers deploy increased capital to the development and implementation of new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure, or may result in the decommissioning of equipment on certain sites because portions of the customers’ networks may become redundant. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. The majority of our tower portfolio is comprised of traditional macro sites, and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. For example, our wireless service provider customers have engaged in increased use of network sharing, roaming or resale arrangements which could result in reduced capital spending or a decision to sell or not to renew their spectrum licenses or concessions. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer’s business model may negatively impact our revenues or otherwise have a material adverse effect on us. Any such event may have a disproportionate impact on our business as compared to our competitors whose portfolios may be more technologically and architecturally diversified than ours. In addition, while we are exploring and investing in ancillary services and emerging technologies, including our mobile edge computing initiatives, those investments may not prove to be profitable, which could divert management’s attention from other value-enhancing opportunities.

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

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their property interests to third parties, including property interest aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. We currently have 35-year non-terminable leases with Oi, one of Brazil’s largest telecommunications providers, with respect to 2,113 towers that we acquired in 2013. The land underneath these towers is currently subject to a concession from the Federal Republic of Brazil that expires in 2025. At the end of the term, the Brazilian government will have the right to (1) renew the concession upon newly negotiated terms or (2) terminate the concession and take possession of the land and the tower on such land. At the time we acquired the towers, we also entered into a right of first refusal to purchase such land to the extent that the Brazilian regulations permit those assets to be sold. Brazil has recently adopted a new telecommunications law that is expected to provide Oi and/or the Brazilian government rights to sell the land underlying these assets; however, as the regulations implementing this new law have not yet been promulgated, the amount, if at all, that we would be required to pay to purchase such interests is undetermined. If the concession is not renewed and we are unable to purchase the land, then our site leasing revenue from co-located tenants would terminate prior to the end of such lease. For the year ended December 31, 2019, we generated 8.9% of our total international site leasing revenue from these 2,113 towers.

As of December 31, 2019, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 35 years, and approximately 8.6% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

The indentures governing the 2016 Senior Notes, the 2017 Senior Notes, the 2020 Senior Notes, the Senior Credit Agreement, and the agreement for the mortgage loan underlying the Tower Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each instrument limit our ability to:

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

We are required to maintain certain financial ratios under the Senior Credit Agreement. The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter and (2) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter.

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 2016 Senior Notes, 2017 Senior Notes, and 2020 Senior Notes, and funds to be utilized for stock repurchases and dividend payments, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), errors, catastrophic events such as natural disasters and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including our mobile edge computing initiatives, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results.

Damage from natural disasters and other unforeseen events could adversely affect us.

Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes or may collapse for any number of reasons, including structural deficiencies. In addition, we have energy sources on some of our tower sites, and any unforeseen incident may cause damage to surrounding property. We maintain insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance, subject to loss limits and deductibles, to protect us in the event of an accident involving a tower. An incident involving our towers or tower sites for which we are uninsured or underinsured, or damage to a significant number of our towers or surrounding property, could require us to incur significant expenditures and may have a material adverse effect on our operations or financial condition and may harm our reputation.

To the extent that we are not able to meet our contractual obligations to our customers, due to a natural disaster or other catastrophic circumstances, our customers may not be obligated or willing to pay their lease expenses; however, we may be required to continue paying our fixed expenses related to the affected tower, including expenses for ground leases and other property interests. If we are unable to meet our contractual obligations to our customers for a material portion of our towers, our operations could be materially and adversely affected.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs generated prior to the 2018 tax year can be carried forward and used for up to 20 years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. NOLs generated starting in the 2018 tax year can be carried forward indefinitely but are subject to the 80% utilization limitation. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax benefits, including from our use of NOLs or other tax attributes, are challenged successfully by a taxing authority, we may be required to pay additional taxes or penalties, or make additional distributions, which could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, we may generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings, to enable us to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and our leverage, decrease our Adjusted Funds From Operations or require us to distribute amounts that would otherwise be invested in future acquisitions or stock repurchases.

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

The Senior Credit Agreement, the mortgage loan agreement related to our securitization transactions and the indentures governing our 2016 Senior Notes, 2017 Senior Notes, and 2020 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the Senior Credit Agreement, our subsidiaries may make distributions to us to satisfy our REIT distribution requirements and additional amounts to distribute up to 100% of our REIT taxable income, so long as SBA Senior Finance II’s ratio of Consolidated Net Debt to Annualized Borrower EBITDA does not exceed 6.5 times for any fiscal quarter. In addition, under the mortgage loan agreement related to our securitization transactions, or Securitization, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. Finally, while the indentures governing the 2016 Senior Notes, 2017 Senior Notes, and 2020 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2016 Senior Notes, 2017 Senior Notes, or 2020 Senior Notes, as applicable, have not otherwise been accelerated.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2019, $652.9 million of our federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized, which may adversely affect the market value of our Class A common stock. The Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited.

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

In order for us to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, beneficially or constructively, by 5 or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than the first year for which an election to be subject to tax as a REIT has been made). In addition, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be taxed as a REIT has been made). Our articles of incorporation contain REIT-related ownership and transfer restrictions that generally restrict shareholders from owning more than 9.8%, by value or number of shares, whichever is more restrictive, of our outstanding shares of Class A common stock, or 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the ownership limits. These ownership and transfer restrictions could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our capital stock or otherwise be in the best interest of our shareholders.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2019, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 35 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple five year renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2019, we had an average of 1.8 tenants per tower structure.

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

As of February 18, 2020, there were 120 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2019, $652.9 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the board of directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the board of directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2019:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2019 - 10/31/2019	—	$—	—	$824,306,904
11/1/2019 - 11/30/2019	495,923	$231.89	495,923	$709,307,298
12/1/2019 - 12/31/2019	363,307	$233.96	363,307	$624,306,987
Total	859,230	$232.77	859,230	$624,306,987

(1)On July 29, 2019, our Board of Directors authorized a stock repurchase plan, replacing the plan authorized on February 16, 2018 which had a remaining authorization of $110.0 million. This new plan authorizes us to purchase, from time to time, up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Shares repurchased will be retired. This plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2019. The financial data for the fiscal years ended 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,860,858	$1,740,434	$1,623,173	$1,538,070	$1,480,634
Site development	153,787	125,261	104,501	95,055	157,840
Total revenues	2,014,645	1,865,695	1,727,674	1,633,125	1,638,474
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	373,951	372,296	359,527	342,215	324,655
Cost of site development	119,080	96,499	86,785	78,682	119,744
Selling, general, and administrative expenses	192,717	142,526	130,697	143,349	114,951
Acquisition and new business initiatives related
adjustments and expenses	15,228	10,961	12,367	13,140	11,864
Asset impairment and decommission costs	33,103	27,134	36,697	30,242	94,783
Depreciation, accretion, and amortization	697,078	672,113	643,100	638,189	660,021
Total operating expenses	1,431,157	1,321,529	1,269,173	1,245,817	1,326,018
Operating income	583,488	544,166	458,501	387,308	312,456
Other income (expense):
Interest income	5,500	6,731	11,337	10,928	3,894
Interest expense	(390,036)	(376,217)	(323,749)	(329,171)	(322,366)
Non-cash interest expense	(3,193)	(2,640)	(2,879)	(2,203)	(1,505)
Amortization of deferred financing fees	(22,466)	(20,289)	(21,940)	(21,136)	(19,154)
Loss from extinguishment of debt, net	(457)	(14,443)	(1,961)	(52,701)	(783)
Other income (expense), net	14,053	(85,624)	(2,418)	94,278	(139,137)
Total other expense, net	(396,599)	(492,482)	(341,610)	(300,005)	(479,051)
Income (loss) before income taxes	186,889	51,684	116,891	87,303	(166,595)
Provision for income taxes	(39,605)	(4,233)	(13,237)	(11,065)	(9,061)
Net income (loss)	147,284	47,451	103,654	76,238	(175,656)
Net (income) attributable to noncontrolling interests	(293)	—	—	—	—
Net income (loss) attributable to SBA Communications Corporation	$146,991	$47,451	$103,654	$76,238	$(175,656)
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$1.30	$0.41	$0.86	$0.61	$(1.37)
Diluted	$1.28	$0.41	$0.86	$0.61	$(1.37)
Weighted average number of common shares
Basic	112,809	114,909	119,860	124,448	127,794
Diluted	114,693	116,515	121,022	125,144	127,794

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data	(audited) (in thousands)
Cash and cash equivalents	$108,309	$143,444	$68,783	$146,109	$118,039
Restricted cash - current	30,243	32,464	32,924	36,786	25,353
Property and equipment, net	2,794,602	2,786,355	2,812,346	2,792,076	2,782,353
Intangibles, net	3,626,773	3,331,465	3,598,131	3,656,924	3,735,413
Right-of-use assets, net (1)	2,572,217	—	—	—	—
Total assets	9,759,941	7,213,707	7,320,205	7,360,945	7,312,980
Current lease liabilities (1)	247,015	—	—	—	—
Long-term lease liabilities (1)	2,279,400	—	—	—	—
Total debt	10,334,425	9,938,553	9,310,686	8,775,583	8,452,070
Total shareholders' deficit	(3,667,007)	(3,376,823)	(2,599,114)	(1,995,921)	(1,706,144)

(1)On January 1, 2019, the Company adopted ASU 2016-02 which requires lessees to recognize a right-of-use asset and a lease liability. Upon adoption, certain assets and liabilities were reclassified to Right-of-use assets, net and lease liabilities in accordance with provisions of ASU 2016-02.

	For the year ended December 31,
	2019	2018	2017	2016	2015

Other Data	(audited) (in thousands)
Cash provided by (used in):
Operating activities	$970,045	$850,618	$818,470	$742,525	$723,030
Investing activities	(947,158)	(618,347)	(605,107)	(428,235)	(737,065)
Financing activities	(62,314)	(148,537)	(294,574)	(288,557)	75,751

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 97.7% of our total segment operating profit for the year ended December 31, 2019. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2019, we owned 32,403 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of December 31, 2019, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2019. In addition, as of December 31, 2019, approximately 30.5% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Sprint, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five to ten years with multiple renewal periods, which are at our option. Ground leases and other property interests provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of December 31, 2019, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and South Africa significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, and Peru, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

	For the year ended
	December 31,

Segment operating profit as a percentage of total	2019	2018	2017

Domestic site leasing	80.7%	81.2%	81.8%
International site leasing	17.0%	16.8%	16.9%
Total site leasing	97.7%	98.0%	98.7%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2020, we expect organic site leasing revenue in both our domestic and international segments to increase over 2019 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology (e.g. MetroPCS, Leap, Clearwire, and Sprint iDEN).

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

For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value, and by returning cash generated by our operations in the form of cash dividends. While the addition of a cash dividend to our capital allocation strategy has provided us with a new tool to return value to our shareholders, we will also continue to make investments focused on increasing Adjusted Funds From Operations per share. To achieve this, we expect to continue to deploy capital to portfolio growth and stock repurchases, subject to compliance with REIT distribution requirements, available funds and market conditions, while maintaining our target leverage levels. Key elements of our capital allocation strategy include:

Portfolio Growth. We intend to continue to grow our asset portfolio, domestically and internationally, primarily through tower acquisitions and the construction of new towers that meet our internal return on invested capital criteria.

Stock Repurchase Program. We currently utilize stock repurchases as part of our capital allocation policy when we believe our share price is below its intrinsic value. We believe that share repurchases, when purchased at the right price, will facilitate our goal of increasing our Adjusted Funds From Operations per share.

Dividend. In 2019, we added dividends as an additional component of our strategy of returning value to shareholders. We do not expect our dividend to require any changes in our leverage and, we believe, it will allow us to continue to focus on building and buying quality assets and opportunistically buying back our stock. While the timing and amount of future dividends will be subject to approval by our Board of Directors, we believe that our future cash flow generation will permit us to grow our cash dividend in the future.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2019, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years to 10 years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 92% of our total revenue.

Site development projects in which we perform consulting services include contracts on a fixed price basis that are billed at contractual rates. Revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on our Consolidated Balance Sheets.

Revenue from construction projects is recognized over time, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Refer to Note 5 in our Consolidated Financial Statements included in this annual report for further detail of costs and estimated earnings in excess of billings on uncompleted contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The site development segment represents approximately 8% of our total revenues. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 by applying the modified retrospective transition method. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract. The cumulative effect of initially applying the new revenue standard had no impact on our financial results. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard had no impact to net income on an ongoing basis.

The accounts receivable balance for the years ended December 31, 2019 and 2018 was $132.1 million and $111.0 million, respectively, of which $40.7 and $27.1 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

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

In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. In making the determination of the period for which we are reasonably certain to remain on the site, we will assume optional renewals are reasonably certain of being exercised for the greater of: (1) a period sufficient to cover all tenants under their current committed term where we have provided rights to the tower not to exceed the contractual ground lease terms including renewals and (2) a period sufficient to recover the investment of significant leasehold improvements located on the site. For the discount rate, we use the rate implicit in the lease when available to discount lease payments to present value. However, our ground leases and other property interests generally do not provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount lease payments based on the lease term and lease currency. We use publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Refer to Note 2 in our Consolidated Financial Statements included in this annual report for further discussion on lease accounting.

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

Year Ended 2019 Compared to Year Ended 2018

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,487,108	$1,400,095	$—	$87,013	6.2%
International site leasing	373,750	340,339	(20,584)	53,995	15.9%
Site development	153,787	125,261	—	28,526	22.8%
Total	$2,014,645	$1,865,695	$(20,584)	$169,534	9.1%
Cost of Revenues
Domestic site leasing	$258,413	$266,131	$—	$(7,718)	(2.9%)
International site leasing	115,538	106,165	(6,960)	16,333	15.4%
Site development	119,080	96,499	—	22,581	23.4%
Total	$493,031	$468,795	$(6,960)	$31,196	6.7%
Operating Profit
Domestic site leasing	$1,228,695	$1,133,964	$—	$94,731	8.4%
International site leasing	258,212	234,174	(13,624)	37,662	16.1%
Site development	34,707	28,762	—	5,945	20.7%

Revenues

Domestic site leasing revenues increased $87.0 million for the year ended December 31, 2019, as compared to the prior year, primarily due to (1) revenues from 428 towers acquired and 55 towers built since January 1, 2018 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals primarily by MetroPCS, Leap, Clearwire, and Sprint iDEN.

International site leasing revenues increased $33.4 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $54.0 million. These changes were primarily due to (1) revenues from 3,327 towers acquired and 785 towers built since January 1, 2018 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.2% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues increased $28.5 million for the year ended December 31, 2019, as compared to prior year, as a result of increased carrier activity primarily driven by network related projects by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $94.7 million for the year ended December 31, 2019, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $24.0 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $37.7 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2018 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $5.9 million for the year ended December 31, 2019, as compared to the prior year, primarily due to an increase in revenue from increased carrier activity primarily driven by network related projects by Sprint and T-Mobile, partially offset by a change in the mix of work performed.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$99,707	$72,879	$—	$26,828	36.8%
International site leasing	32,411	27,082	(1,151)	6,480	23.9%
Total site leasing	$132,118	$99,961	$(1,151)	$33,308	33.3%
Site development	21,525	16,215	—	5,310	32.7%
Other	39,074	26,350	—	12,724	48.3%
Total	$192,717	$142,526	$(1,151)	$51,342	36.0%

Selling, general, and administrative expenses increased $50.2 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $51.3 million. These changes were primarily as a result of increases in non-cash compensation, personnel costs, benefits, and other support-related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,933	$5,268	$—	$2,665	50.6%
International site leasing	7,295	5,693	(339)	1,941	34.1%
Total	$15,228	$10,961	$(339)	$4,606	42.0%

Acquisition and new business initiatives related adjustments and expenses increased $4.3 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $4.6 million. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$24,202	$18,857	$—	$5,345	28.3%
International site leasing	8,899	7,932	(236)	1,203	15.2%
Total site leasing	$33,101	$26,789	$(236)	$6,548	24.4%
Site Development	2	345	—	(343)	(99.4%)
Total	$33,103	$27,134	$(236)	$6,205	22.9%

Asset impairment and decommission costs increased $6.0 million for the year ended December 31, 2019, as compared to the prior year. This change was primarily as a result of a $4.4 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $1.5 million increase in the impairment charge recorded on decommissioned towers.

Depreciation, Accretion, and Amortization Expense:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$527,718	$511,823	$—	$15,895	3.1%
International site leasing	161,183	151,570	(8,890)	18,503	12.2%
Total site leasing	$688,901	$663,393	$(8,890)	$34,398	5.2%
Site development	2,341	2,556	—	(215)	(8.4%)
Other	5,836	6,164	—	(328)	(5.3%)
Total	$697,078	$672,113	$(8,890)	$33,855	5.0%

Depreciation, accretion, and amortization expense increased $25.0 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $33.9 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2018, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$569,135	$525,137	$—	$43,998	8.4%
International site leasing	48,424	41,897	(3,008)	9,535	22.8%
Total site leasing	$617,559	$567,034	$(3,008)	$53,533	9.4%
Site development	10,839	9,646	—	1,193	12.4%
Other	(44,910)	(32,514)	—	(12,396)	38.1%
Total	$583,488	$544,166	$(3,008)	$42,330	7.8%

Domestic site leasing operating income increased $44.0 million for the year ended December 31, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, asset impairment and decommission costs, and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $6.5 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $9.5 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, acquisition and new business initiatives related adjustments and expenses, and asset impairment and decommission costs.

Site development operating income increased $1.2 million for the year ended December 31, 2019, as compared to the prior year, primarily due to higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$5,500	$6,731	$(192)	$(1,039)	(15.4%)
Interest expense	(390,036)	(376,217)	(9)	(13,810)	3.7%
Non-cash interest expense	(3,193)	(2,640)	(566)	13	(0.5%)
Amortization of deferred financing fees	(22,466)	(20,289)	—	(2,177)	10.7%
Loss from extinguishment of debt, net	(457)	(14,443)	—	13,986	(96.8%)
Other (expense) income, net	14,053	(85,624)	99,623	54	1.6%
Total	$(396,599)	$(492,482)	$98,856	$(2,973)	0.7%

Interest expense increased $13.8 million, on an actual and constant currency basis, for the year ended December 31, 2019, as compared to the prior year, due to a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year, partially offset by a lower weighted average interest rate as compared to the prior year.

Loss from extinguishment of debt was $0.5 million for the year ended December 31, 2019 due to the write-off of the unamortized financing fees and accrued interest associated with the repayment of the 2014-1C Tower Securities in September 2019. Loss from extinguishment of debt was $14.4 million for the year ended December 31, 2018 due to the write-off of the unamortized financing fees associated with the repayment of the 2013-1C Tower Securities and 2013-1D Tower Securities in March 2018, as well as the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2014 Term Loan and 2015 Term Loan in April 2018.

Other (expense) income, net includes a $13.1 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the year ended December 31, 2019, while the prior year period included a $89.1 million loss.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(39,605)	$(4,233)	$(31,797)	$(3,575)	10.4%

Provision for income taxes increased $35.4 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, provision for income taxes increased $3.6 million. This change was primarily due to an increase in foreign income taxes partially offset by a decrease in foreign withholding taxes.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$147,284	$47,451	$64,051	$35,782	7.4%

Net income increased $99.8 million for the year ended December 31, 2019, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries (net of the tax impact), an increase in operating income, and a lower loss from extinguishment of debt in the current year as compared to the prior year, partially offset by an increase in interest expense and a provision for income taxes.

Year Ended 2018 Compared to Year Ended 2017

For a discussion of our 2018 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 28, 2019.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding Adjusted EBITDA, a non-GAAP measure. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. This report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations. We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of the remeasurement of our intercompany loans.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2016 Senior Notes, 2017 Senior Notes, and 2020 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2019	2018	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$147,284	$47,451	$64,051	$35,782	7.4%
Non-cash straight-line leasing revenue	(12,368)	(18,643)	248	6,027	(32.3%)
Non-cash straight-line ground lease expense	19,944	26,212	(7)	(6,261)	(23.9%)
Non-cash compensation	73,214	42,327	(281)	31,168	73.6%
Loss from extinguishment of debt, net	457	14,443	—	(13,986)	(96.8%)
Other expense (income), net	(14,053)	85,624	(99,623)	(54)	(1.6%)
Acquisition and new business initiatives
related adjustments and expenses	15,228	10,961	(339)	4,606	42.0%
Asset impairment and decommission costs	33,103	27,134	(236)	6,205	22.9%
Interest income	(5,500)	(6,731)	192	1,039	(15.4%)
Interest expense (1)	415,695	399,146	575	15,974	4.0%
Depreciation, accretion, and amortization	697,078	672,113	(8,890)	33,855	5.0%
Provision for income taxes (2)	40,548	5,035	31,794	3,719	10.5%
Adjusted EBITDA	$1,410,630	$1,305,072	$(12,516)	$118,074	9.0%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $943 and $802 of franchise taxes for the year ended 2019 and 2018, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $105.6 million for the year ended December 31, 2019, as compared to the prior year. On a constant currency basis, adjusted EBITDA increased $118.1 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2019	2018

	(in thousands)
Cash provided by operating activities	$970,045	$850,618
Cash used in investing activities	(947,158)	(618,347)
Cash used in financing activities	(62,314)	(148,537)
Change in cash, cash equivalents, and restricted cash	(39,427)	83,734
Effect of exchange rate changes on cash, cash equiv., and restricted cash	2,247	(9,729)
Cash, cash equivalents, and restricted cash, beginning of year	178,300	104,295
Cash, cash equivalents, and restricted cash, end of year	$141,120	$178,300

Operating Activities

Cash provided by operating activities was $970.0 million for the year ended December 31, 2019 as compared to $850.6 million for the year ended December 31, 2018. The increase was primarily due to an increase in segment operating profit and an increase in cash outflows associated with working capital changes, partially offset by an increase in cash interest payments, an increase in selling, general, and administrative expenses, and lower interest income earned on interest bearing deposits.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets	$(701,471)	$(406,699)
Land buyouts and other assets (1)	(72,486)	(45,130)
Construction and related costs on new builds	(56,979)	(65,553)
Augmentation and tower upgrades	(62,785)	(49,372)
Tower maintenance	(29,048)	(29,640)
General corporate	(5,424)	(5,247)
Purchase of investments, net	(13,156)	(6,093)
Other investing activities	(5,809)	(10,613)
Net cash used in investing activities	$(947,158)	$(618,347)

(1)Excludes $15.2 million and $24.3 million spent to extend ground lease terms for the years ended December 31, 2019 and 2018, respectively.

Subsequent to December 31, 2019, we acquired 65 towers and related assets for $76.3 million in cash. In addition, we have agreed to purchase and anticipate to close on 114 additional communication sites for an aggregate purchase price of $33.9 million.

For 2020, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $37.0 million to $47.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $240.0 million to $260.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2019	2018

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$165,000	$285,000
Repayment of Term Loans	(24,000)	(1,947,000)
Proceeds from issuance of Term Loans, net of fees	—	2,377,218
Proceeds from issuance of Senior Notes, net of fees	—	—
Proceeds from issuance of Tower Securities, net of fees	1,152,458	631,466
Repayment of Tower Securities	(920,000)	(755,000)
Repurchase and retirement of common stock (2)	(466,982)	(795,581)
Payment of dividends on common stock	(83,387)	—
Proceeds from employee stock purchase/stock option plans	116,202	59,880
Other financing activities	(1,605)	(4,520)
Net cash used in financing activities	$(62,314)	$(148,537)

(1)For additional information regarding our debt offerings, refer to the Debt Instruments and Debt Service Requirements below.

(2)During the year ended December 31, 2019, we repurchased 2.0 million shares of our Class A common stock for $470.3 million, at an average price per share of $231.87. During the year ended December 31, 2018, we repurchased 5.0 million shares of our Class A common stock for $795.5 million at an average price per share of $159.87. As of the date of this filing, we had $624.3 million of authorization remaining under the current stock repurchase plan. For additional information, refer to Item 5. Issuer Purchases of Equity Securities.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 28, 2019.

Dividend

For the year ended December 31, 2019, we paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

July 29, 2019	August 28, 2019	$0.37	$41.9 million	September 25, 2019
October 25, 2019	November 21, 2019	$0.37	$41.5 million	December 19, 2019

Subsequent to December 31, 2019, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 20, 2020	March 10, 2020	$0.465	March 26, 2020

The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2019, we issued 10,000 shares of Class A common stock under this registration statement. As of December 31, 2019, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the year ended December 31, 2019, we borrowed $755.0 million and repaid $590.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2019, the balance outstanding under the Revolving Credit Facility was $490.0 million accruing interest at 3.13% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of December 31, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2019, we borrowed $250.0 million and repaid $505.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $235.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

Repricing Amendment to the Senior Credit Agreement

On November 19, 2019, we amended our Senior Credit Agreement, primarily to reduce the stated rate of interest applicable to our senior secured term loan. As amended, the senior secured term loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor).

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. Prior to November 19, 2019, the 2018 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2019, the 2018 Term Loan was accruing interest at 3.55% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the year ended December 31, 2019, we repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

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

On May 23, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of our 2018 Term Loan in order to further reduce our exposure to fluctuations in interest rates. The interest rate swap has a $750.0 million notional value receiving interest at one month LIBOR plus 200 basis points and paying a fixed rate of 4.08% per annum settled monthly.

On December 3, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, entered into a series of interest rate swaps on a portion of our 2018 Term Loan, effectively replacing both existing interest rate swaps. As a result, we swapped $1.95 billion of notional value receiving interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum settled monthly through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2013-2C Tower Securities, 2014-2C Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, 2018-1C Tower Securities, and 2019-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,043 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, Secured Tower Revenue Securities Series 2018-1C, and Secured Tower Revenue Securities Series 2019-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, Secured Tower Revenue Securities Series 2018-1C, and Secured Tower Revenue Securities Series 2019-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (1) 5% and (2) the amount, if any, by which the sum of (x) the 10 year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

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

2013-2C Tower Securities

On April 18, 2013, we, through the Trust, issued $575.0 million of Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”). The fixed interest rate of the 2013-2C Tower Securities is 3.722% per annum, payable monthly. We incurred financing fees of $11.0 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2013-2C Tower Securities.

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which had an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which had an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). We incurred financing fees of $22.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

On September 13, 2019, we repaid the entire aggregate principal amount of the 2014-1C Tower Securities in connection with the issuance of the 2019-1C Tower Securities (as defined below). Additionally, we expensed $0.4 million of deferred financing fees and accrued interest related to the redemption of the 2014-1C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2019-1C Tower Securities

On September 13, 2019, we, through the Trust, issued $1.165 billion of Secured Tower Revenue Securities Series 2019-1C, which have an anticipated repayment date of January 12, 2025 and a final maturity date of January 12, 2050 (the “2019-1C Tower Securities”). The fixed interest rate on the 2019-1C Tower Securities is 2.836% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2014-1C Tower Securities ($920.0 million), as well as accrued and unpaid interest, amounts outstanding on the Revolving Credit Facility, and any remaining amount was used for general corporate purposes. We incurred financing fees of $12.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2019-1C Tower Securities.

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

In connection with the issuance of the 2019-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $1.2 billion (but increased by a net of $306.4 million after giving effect to prepayment of the loan components relating to the 2014-1C Tower Securities) and (2) the Borrowers became jointly and severally liable for the aggregate $5.0 billion borrowed under the mortgage loan corresponding to the 2013-2C Tower Securities, 2014-2C Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, 2018-1C Tower Securities, and the newly issued 2019-1C Tower Securities. The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2019-1C Tower Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of December 31, 2019, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrued interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes was due semi-annually on January 15 and July 15 of each year. We incurred financing fees of $11.6 million in relation to this transaction which are being amortized through the maturity date.

On February 20, 2020, we redeemed the entire $750.0 million balance on the 2014 Senior Notes with proceeds from the 2020 Senior Notes (defined below). In addition, we paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

The 2016 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem the 2016 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: September 1, 2019 at 103.656%, September 1, 2020 at 102.438%, September 1, 2021 at 101.219%, or September 1, 2022 until maturity at 100.000%, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

The 2017 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to October 1, 2020, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes originally issued at a redemption price of 104.000% of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2017 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: October 1, 2019 at 102.000%, October 1, 2020 at 101.000%, or October 1, 2021 until maturity at 100.000%, of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2020 Senior Notes

On February 4, 2020, we issued $1.0 billion of unsecured senior notes due February 15, 2027 (the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 3.875% per annum. Interest on the 2020 Senior Notes is due semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. We incurred financing fees of $11.4 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2014 Senior Notes and repay a portion of the amount outstanding under the Revolving Credit Facility.

The 2020 Senior Notes are subject to redemption in whole or in part on or after February 15, 2023 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to February 15, 2023, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes originally issued at a redemption price of 103.875% of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2020 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 15, 2023 at 101.938%, February 15, 2024 at 100.969%, or February 15, 2025 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

Debt Service

As of December 31, 2019, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended December 31, 2020 based on the amounts outstanding as of December 31, 2019 and the interest rates accruing on those amounts on such date (in thousands):

2014 Senior Notes (1)	$36,563
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2015-1C Tower Securities (2)	512,529
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
Revolving Credit Facility (1)	16,855
2018 Term Loan (3)	112,436
Total debt service for the next 12 months (1)	$908,136

(1)Total debt service excludes interest payments on the $1.0 billion 2020 Senior Notes issued February 4, 2020, proceeds from which were used to redeem all of the outstanding principal amount of the 2014 Senior Notes ($750.0 million) and to repay the amounts outstanding under the Revolving Credit Facility.

(2)The anticipated repayment date and the final maturity date for the 2015-1C Tower Securities is October 8, 2020 and October 10, 2045, respectively. Interest expense included above is through the anticipated repayment date.

(3)Total debt service on the 2018 Term Loan includes the impact of interest rate swaps entered into in 2019 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America and South Africa which have inflationary index based rental escalators.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total

	(in thousands)
Principal payments of debt (1)	$524,000	$724,000	$2,284,000	$1,729,000	$1,744,000	$3,409,000	$10,414,000
Interest payments (2)	384,136	361,873	311,349	311,683	102,934	133,997	1,605,972
Operating leases	254,660	256,197	257,201	257,277	255,925	2,992,385	4,273,645
Capital leases	1,374	1,201	985	545	11	—	4,116
Employment agreements	2,755	1,805	—	—	—	—	4,560
Total contractual obligations	$1,166,925	$1,345,076	$2,853,535	$2,298,505	$2,102,870	$6,535,382	$16,302,293

(1)Principal payments of debt represented by the Tower Securities is based on the anticipated repayment date of the applicable series of Tower Securities.

(2) Represents interest payments based on the 2013-2C Tower Securities interest rate of 3.722%, the 2014-2C Tower Securities interest rate of 3.869%, the 2015-1C Tower Securities interest rate of 3.156%, the 2016-1C Tower Securities interest rate of 2.877%, the 2017-1C Tower Securities interest rate of 3.168%, the 2018-1C Tower Securities interest rate of 3.448%, the 2019-1C Tower Securities interest rate of 2.836%, the 2018 Term Loan at an average interest rate of 3.74% (which includes the impact of interest rate swaps) as of December 31, 2019, the Revolving Credit Facility at an average interest rate of 3.13% as of December 31, 2019, the 2014 Senior Notes interest rate of 4.875%, the 2016 Senior Notes interest rate of 4.875%, and the 2017 Senior Notes interest rate of 4.000%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value

	(in thousands)
2014 Senior Notes (1)	$—	$—	$750,000	$—	$—	$—	$750,000	$760,313
2016 Senior Notes	—	—	—	—	1,100,000	—	1,100,000	1,142,625
2017 Senior Notes	—	—	750,000	—	—	—	750,000	764,063
2013-2C Tower Securities (2)	—	—	—	575,000	—	—	575,000	585,954
2014-2C Tower Securities (2)	—	—	—	—	620,000	—	620,000	644,912
2015-1C Tower Securities (2)	500,000	—	—	—	—	—	500,000	502,095
2016-1C Tower Securities (2)	—	700,000	—	—	—	—	700,000	704,095
2017-1C Tower Securities (2)	—	—	760,000	—	—	—	760,000	763,405
2018-1C Tower Securities (2)	—	—	—	640,000	—	—	640,000	658,266
2019-1C Tower Securities (2)	—	—	—	—	—	1,165,000	1,165,000	1,158,057
Revolving Credit Facility (1)	—	—	—	490,000	—	—	490,000	490,000
2018 Term Loan	24,000	24,000	24,000	24,000	24,000	2,244,000	2,364,000	2,369,910
Total debt obligation	$524,000	$724,000	$2,284,000	$1,729,000	$1,744,000	$3,409,000	$10,414,000	$10,543,695

(1)Proceeds from the February 4, 2020 issuance of the 2020 Senior Notes were used to redeem all of the outstanding principal amount of the 2014 Senior Notes and repay a portion of the amount outstanding under the Revolving Credit Facility.

(2)The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

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

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. During 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into interest rate swaps on a portion of our 2018 Term Loan, which as of December 31, 2019, swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, there is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2019, approximately 13.2% of our revenues and approximately 16.2% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2019. As of December 31, 2019, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the year ended December 31, 2019.

As of December 31, 2019, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2019 would have resulted in approximately $76.2 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2019.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, the demand for our towers, the future capital investments of our customers, future spectrum auctions, the trends developing in our industry, and competitive factors;

•our expectations regarding the impact of the proposed Sprint/T-Mobile merger, if consummated;

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

•our expectations regarding our capital allocation strategy, including future allocation decisions among portfolio growth, stock repurchases, and dividends, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

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

•our expectations regarding our debt service in 2020 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

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

•the ability of Dish Network to become and compete as a nationwide carrier;

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

February 24, 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investors – Governance – Governance Documents.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within 4 business days following the date of the amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed on or before April 30, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed on or before April 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed on or before April 30, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed on or before April 30, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed on or before April 30, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2)Financial Statement Schedules

Schedule III—Schedule of Real Estate and Accumulated Depreciation (see below)

All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
32,403 sites	(1)	$7,814,000	(2)	(3)	(3)	$5,833,338 (4)	$(3,133,061)	Various	Various	Up to 20 years

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2019, certain assets secure debt of $7.8 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

	2019	2018	2017

	(in thousands)
Gross amount at beginning	$5,561,005	$5,340,858	$5,079,660
Additions during period:
Acquisitions (1)	111,734	131,686	112,979
Construction and related costs on new builds	48,975	54,237	70,361
Augmentation and tower upgrades	63,998	49,201	43,288
Land buyouts and other assets	39,298	37,032	41,657
Tower maintenance	28,960	30,048	29,391
Total additions	292,965	302,204	297,676
Deductions during period:
Cost of real estate sold or disposed	(856)	(1,083)	(1,027)
Impairment	(9,587)	(17,130)	(34,101)
Other (2)	(10,189)	(63,844)	(1,350)
Total deductions	(20,632)	(82,057)	(36,478)
Balance at end	$5,833,338	$5,561,005	$5,340,858

(1)Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2019	2018	2017

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(2,868,507)	$(2,627,841)	$(2,396,587)
Additions during period:
Depreciation	(269,606)	(257,469)	(248,818)
Other (1)	(83)	(25)	—
Total additions	(269,689)	(257,494)	(248,818)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	2,887	4,392	17,051
Other (1)	2,248	12,436	513
Total deductions	5,135	16,828	17,564
Balance at end	$(3,133,061)	$(2,868,507)	$(2,627,841)

(1)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

(3) Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
2.1	Agreement and Plan of Merger, by and between SBA Communications Corporation and SBA Communications REIT Corporation, dated November 10, 2016.	8-K	01/17/17
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17
4.1	Description of Capital Stock	8-K	01/17/17
4.15A	Form of Senior Indenture.	S-3ASR (333-223449)	03/05/18
4.16A	Form of Subordinated Indenture.	S-3ASR (333-223449)	03/05/18
4.26	Indenture, dated August 15, 2016, between SBA Communications Corporation and U.S. Bank National Association.	8-K	08/16/16
4.26A

Supplemental Indenture, dated as of January 13, 2017, between SBA Communications Corporation and U.S. Bank National Association, to the Indenture dated as of August 15, 2016, between SBA Communications Corporation and U.S. Bank National Association.

		8-K	01/17/17
4.27	Form of 4.875% Senior Notes due 2024 (included in Exhibit 4.26).	8-K	08/16/16
4.28	Indenture, dated as of October 13, 2017, between SBA Communications Corporation and U.S. Bank National Association.	8-K	10/16/17
4.29	Form of 4.00% Senior Notes due 2022 (included in Exhibit 4.28).	8-K	10/16/17
4.30	Indenture dated as of February 4, 2020, between SBA Communications Corporation and U.S. Bank National Association	8-K	02/07/20
4.31	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.30)	8-K	02/07/20
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
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
10.12C

Third Loan and Security Agreement Supplement and Amendment, dated as of April 17, 2017, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	04/21/17
10.12D

Fourth Loan and Security Agreement Supplement, dated as of March 9, 2018, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	03/15/18
10.12E

Fifth Loan and Security Agreement Supplement, dated as of September 13, 2019, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	09/13/19
10.35G	Employment Agreement, dated August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-Q	Quarter ended September 30, 2017
10.35H	Amendment to Employment Agreement, effective as of August 15, 2017, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-K	Year ended December 31, 2017
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.50A

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2016

10.57F	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Kurt L. Bagwell.†	10-K	Year ended December 31, 2018
10.58F	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Thomas P. Hunt.†	10-K	Year ended December 31, 2018
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85E	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2018
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.93	Purchase Agreement, dated September 10, 2019, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	09/13/19
10.94

Registration Rights Agreement, dated February 4, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.

		8-K	02/07/20
10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 24, 2020
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 24, 2020
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	February 24, 2020
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 24, 2020
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 24, 2020
Brian C. Carr

/s/ Mary S. Chan	Director	February 24, 2020
Mary S. Chan

/s/ Duncan H. Cocroft	Director	February 24, 2020
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 24, 2020
George R. Krouse Jr.

/s/ Jack Langer	Director	February 24, 2020
Jack Langer

/s/ Kevin L. Beebe	Director	February 24, 2020
Kevin L. Beebe

/s/ Fidelma Russo	Director	February 24, 2020
Fidelma Russo

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments. See discussion of our related critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Ground Leases
Description of the Matter

As discussed above and more fully described in Note 2 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 842, Leases (“ASC 842”) as of January 1, 2019. The adoption of ASC 842 resulted in the Company recognizing a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments. As of December 31, 2019, the Company had $2.6 billion of operating lease right-of-use assets, net, $245.7 million of current operating lease liabilities, and $2.3 billion of long-term lease liabilities. For the period ended December 31, 2019, the total operating lease right-of-use assets obtained for new operating lease liabilities were $175.5 million and adjustments associated with lease modifications and reassessments were $52.4 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). This calculation was required both in connection with the adoption of ASC 842 as well as for the Company’s ongoing accounting for leases. The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The process to estimate the Company’s IBR includes the use of unobservable inputs and considers the public credit rating of the Company, observable debt yields of the Company and the related debt’s seniority, adjustments for leases denominated in different currencies, and the remaining lease term. In addition, the Company’s ground lease liabilities frequently require reassessment of the lease terms or lease payments as a result of contract modifications, addition of significant leasehold improvements which impact the assessment of optional renewals that are reasonably certain of being exercised, or the exercise of renewal options by tenants, which differ from prior expectations.

Auditing the Company’s accounting for ground leases was complex and involved a high degree of subjective auditor judgment because of the significant judgment exercised by the Company to account for ground leases. The IBR is estimated using the unobservable inputs discussed above related to the collateral and term of the leased assets and the related lease liability is sensitive to changes in the Company's IBR. There is also significant judgment exercised by the Company to estimate the remaining lease terms, specifically in evaluating renewal options in making the determination of the period for which the Company is reasonably certain to remain on the site. The frequency with which leases must be reassessed further adds to the complexity associated with auditing the ground lease related balances.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls related to accounting for ground leases. For example, we tested the Company’s controls over the review of the accounting policy, including the methodology and assumptions used to estimate the IBR and the remaining lease term. We also tested the controls over the review of ground lease contracts and the key system functionality used to account for ground leases.

To test the Company’s accounting for ground leases, our audit procedures included, among others, evaluating the methodology used to calculate the IBR, identifying events which require reassessment of the lease term or lease payments, estimating the remaining lease term, and evaluating the assumptions and underlying data used by the Company to estimate the IBR. We involved our valuation specialists to assist in the evaluation of the methodologies and assumptions applied to estimate the IBR. Specifically, we compared the Company’s credit rating used in the IBR estimate to independent third-party sources and compared the Company’s existing borrowing rate for collateralized assets to observable debt yields of the Company. We compared the inputs used to adjust for lease payments to be made over varying periods and in various currencies to third-party sources. We assessed the calculation of the remaining lease term for new ground leases and ground lease modifications and reassessments by independently calculating the term and comparing the term to the remaining term in the Company’s audited lease schedules. We also evaluated the Company’s disclosures related to this matter as included in Note 2 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boca Raton, Florida

February 24, 2020

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$108,309	$143,444
Restricted cash	30,243	32,464
Accounts receivable, net	132,125	111,035
Costs and estimated earnings in excess of billings on uncompleted contracts	26,313	23,785
Prepaid expenses and other current assets (1)	37,281	63,126
Total current assets	334,271	373,854
Property and equipment, net (1)	2,794,602	2,786,355
Intangible assets, net	3,626,773	3,331,465
Right-of-use assets, net (1)	2,572,217	—
Other assets (1)	432,078	722,033
Total assets	$9,759,941	$7,213,707
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$31,846	$34,308
Accrued expenses	67,618	63,665
Current maturities of long-term debt	522,090	941,728
Deferred revenue	113,507	108,054
Accrued interest	49,269	48,722
Current lease liabilities (1)	247,015	—
Other current liabilities (1)	16,948	9,802
Total current liabilities	1,048,293	1,206,279
Long-term liabilities:
Long-term debt, net	9,812,335	8,996,825
Long-term lease liabilities (1)	2,279,400	—
Other long-term liabilities (1)	270,868	387,426
Total long-term liabilities	12,362,603	9,384,251
Redeemable noncontrolling interests	16,052	—
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 111,775 shares and
112,433 shares issued and outstanding at December 31, 2019 and December 31, 2018,
respectively	1,118	1,124
Additional paid-in capital	2,461,335	2,270,326
Accumulated deficit	(5,560,695)	(5,136,368)
Accumulated other comprehensive loss, net	(568,765)	(511,905)
Total shareholders' deficit	(3,667,007)	(3,376,823)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,759,941	$7,213,707

(1)On January 1, 2019, the Company adopted ASU 2016-02 which requires lessees to recognize a right-of-use asset and a lease liability. Upon adoption, certain assets and liabilities were reclassified to Right-of-use assets, net and lease liabilities in accordance with provisions of ASU 2016-02. See Note 2 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2019	2018	2017
Revenues:
Site leasing	$1,860,858	$1,740,434	$1,623,173
Site development	153,787	125,261	104,501
Total revenues	2,014,645	1,865,695	1,727,674
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	373,951	372,296	359,527
Cost of site development	119,080	96,499	86,785
Selling, general, and administrative expenses	192,717	142,526	130,697
Acquisition and new business initiatives related
adjustments and expenses	15,228	10,961	12,367
Asset impairment and decommission costs	33,103	27,134	36,697
Depreciation, accretion, and amortization	697,078	672,113	643,100
Total operating expenses	1,431,157	1,321,529	1,269,173
Operating income	583,488	544,166	458,501
Other income (expense):
Interest income	5,500	6,731	11,337
Interest expense	(390,036)	(376,217)	(323,749)
Non-cash interest expense	(3,193)	(2,640)	(2,879)
Amortization of deferred financing fees	(22,466)	(20,289)	(21,940)
Loss from extinguishment of debt, net	(457)	(14,443)	(1,961)
Other income (expense), net	14,053	(85,624)	(2,418)
Total other expense, net	(396,599)	(492,482)	(341,610)
Income before income taxes	186,889	51,684	116,891
Provision for income taxes	(39,605)	(4,233)	(13,237)
Net income	147,284	47,451	103,654
Net (income) attributable to noncontrolling interests	(293)	—	—
Net income attributable to SBA Communications
Corporation	$146,991	$47,451	$103,654
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.30	$0.41	$0.86
Diluted	$1.28	$0.41	$0.86
Weighted average number of common shares
Basic	112,809	114,909	119,860
Diluted	114,693	116,515	121,022

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2019	2018	2017

Net income	$147,284	$47,451	$103,654
Unrealized loss on interest rate swaps	(42,131)	—	—
Foreign currency translation adjustments	(14,729)	(132,445)	(9,276)
Comprehensive income (loss)	90,424	(84,994)	94,378
Comprehensive income attributable to noncontrolling interests	(753)	—	—
Comprehensive income (loss) attributable to SBA
Communications Corporation	$89,671	$(84,994)	$94,378

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2016	121,004	$1,210	$2,010,520	$(3,637,467)	$(370,184)	$(1,995,921)
Net income attributable to SBA
Communications Corporation	—	—	—	103,654	—	103,654
Common stock issued in connection with
stock purchase/option plans	812	8	54,798	—	—	54,806
Non-cash stock compensation	—	—	38,844	—	—	38,844
Common stock issued in connection with
acquisitions	488	5	63,308	—	—	63,313
Repurchase and retirement of common stock	(5,858)	(59)	—	(854,475)	—	(854,534)
Foreign currency translation adjustments	—	—	—	—	(9,276)	(9,276)
BALANCE, December 31, 2017	116,446	1,164	2,167,470	(4,388,288)	(379,460)	(2,599,114)
Net income attributable to SBA
Communications Corporation	—	—	—	47,451	—	47,451
Common stock issued in connection with
stock purchase/option plans	962	10	59,716	—	—	59,726
Non-cash stock compensation	—	—	43,140	—	—	43,140
Repurchase and retirement of common stock	(4,975)	(50)	—	(795,531)	—	(795,581)
Foreign currency translation adjustments	—	—	—	—	(132,445)	(132,445)
BALANCE, December 31, 2018	112,433	1,124	2,270,326	(5,136,368)	(511,905)	(3,376,823)
Net income attributable to SBA
Communications Corporation	—	—	—	146,991	—	146,991
Common stock issued in connection with
stock purchase/option plans	1,347	13	116,189	—	—	116,202
Non-cash stock compensation	—	—	74,270	—	—	74,270
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Unrealized loss on interest rate swaps	—	—	—	—	(42,131)	(42,131)
Repurchase and retirement of common stock	(2,015)	(19)	—	(466,963)	—	(466,982)
Foreign currency translation adjustments	—	—	—	—	(14,729)	(14,729)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
Payment of dividends on common stock	—	—	—	(83,387)	—	(83,387)
Adjustment to fair value related to
noncontrolling interests	—	—	(1,130)	—	—	(1,130)
BALANCE, December 31, 2019	111,775	$1,118	$2,461,335	$(5,560,695)	$(568,765)	$(3,667,007)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,284	$47,451	$103,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	697,078	672,113	643,100
Non-cash asset impairment and decommission costs	32,241	26,192	32,423
Non-cash compensation expense	73,214	42,327	38,249
Amortization of deferred financing fees	20,358	20,289	21,940
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(13,134)	89,101	8,754
(Recovery) provision for doubtful accounts	(2,141)	551	2,909
Loss from extinguishment of debt, net	235	14,087	1,961
Other non-cash items reflected in the Statements of Operations	19,381	(14,586)	(4,850)
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(12,146)	(29,427)	(20,893)
Prepaid expenses and other assets	878	(38,040)	(16,888)
Operating lease right-of-use assets, net	93,665	—	—
Accounts payable and accrued expenses	(5,951)	(3,021)	3,555
Long-term lease liabilities	(87,544)	—	—
Other liabilities	6,627	23,581	4,556
Net cash provided by operating activities	970,045	850,618	818,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(773,957)	(451,829)	(441,547)
Capital expenditures	(154,236)	(149,812)	(147,044)
Purchase of investments	(638,963)	(156,983)	(397)
Proceeds from sale of investments	625,807	150,890	231
Other investing activities	(5,809)	(10,613)	(16,350)
Net cash used in investing activities	(947,158)	(618,347)	(605,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	755,000	1,120,000	525,000
Repayments under Revolving Credit Facility	(590,000)	(835,000)	(875,000)
Repayment of Term Loans	(24,000)	(1,947,000)	(20,000)
Proceeds from issuance of Term Loans, net of fees	—	2,377,218	—
Proceeds from issuance of Senior Notes, net of fees	—	—	741,108
Proceeds from issuance of Tower Securities, net of fees	1,152,458	631,466	749,764
Repayment of Tower Securities	(920,000)	(755,000)	(610,000)
Repurchase and retirement of common stock	(466,982)	(795,581)	(854,534)
Payment of dividends on common stock	(83,387)	—	—
Proceeds from employee stock purchase/stock option plans	116,202	59,880	54,950
Other financing activities	(1,605)	(4,520)	(5,862)
Net cash used in financing activities	(62,314)	(148,537)	(294,574)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,247	(9,729)	(464)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(37,180)	74,005	(81,675)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	178,300	104,295	185,970
End of year	$141,120	$178,300	$104,295

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2019	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$386,615	$376,628	$319,562
Income taxes	$21,598	$21,645	$14,653

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$175,517	$—	$—
Operating lease modifications and reassessments	$52,383	$—	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,499	$1,039	$254
Common stock issued in connection with acquisitions	$1,680	$—	$63,313
Consolidation of an equity method investment	$71,990	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.GENERAL

SBA Communications Corporation (the “Company” or “SBAC”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, LLC (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of SBA Senior Finance, LLC (“SBA Senior Finance”), and other operating subsidiaries which are not a party to any loan agreement. SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued the Tower Securities (see Note 11) and certain subsidiaries that were not involved in the issuance of the Tower Securities. With respect to the subsidiaries involved in the issuance of the Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC directly or indirectly holds all of the capital stock of the companies referred to as the “Borrowers” under the Tower Securities. With respect to subsidiaries not involved in the issuance of the Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital stock of certain international subsidiaries and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, LLC (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

As of December 31, 2019, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, Peru, and South Africa. Space on these towers is leased primarily to wireless service providers. As of December 31, 2019, the Company owned and operated 32,403 towers of which 16,401 are domestic and 16,002 are international.

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

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments primarily consist of U.S. Treasuries, mutual funds, and preferred securities. Gross purchases and sales of the Company’s investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows. During the years ended December 31, 2019 and 2018, the Company received proceeds related to the sale or maturity of investments of $625.8 million and $150.9 million, respectively. During the year ended December 31, 2019 and 2018, no gain or loss was recorded related to the sale or maturity of investments. The proceeds are reflected in Net cash used in investing activities on the Consolidated Statements of Cash Flows.

The Company accounts for its investments in privately held companies under the equity method. The Company evaluates its investments for impairment at least annually. The Company determines the fair value of its investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2019, 2018, and 2017. The aggregate carrying value of the Company’s investments was approximately $13.8 million and $14.6 million as of December 31, 2019 and 2018, respectively, and is classified within prepaid and other current assets and other assets on the Company’s consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.7 million, $0.9 million, and $1.1 million of interest cost was capitalized in 2019, 2018 and 2017, respectively.

Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease. In making the determination of the period for which the Company is reasonably certain to remain on the site, the Company will assume optional renewals are reasonably certain of being exercised for the greater of: (1) a period sufficient to cover all tenants under their current committed term where the Company has provided rights to the tower not to exceed the contractual ground lease terms including renewals and (2) a period sufficient to recover the investment of significant leasehold improvements located on the site. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the minimum lease term of the lease. For all other property and equipment, depreciation is provided using the straight-line method over the estimated useful lives.

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

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected duration of the related indebtedness (see Note 11). For all of the Company’s debt, except for the Revolving Credit Facility where the debt issuance costs are being presented as an asset on the accompanying Consolidated Balance Sheet, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.

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

Impairment of Long-Lived Assets

The Company evaluates its individual long-lived and related assets with finite lives for indicators of impairment to determine when an impairment analysis should be performed. The Company evaluates its tower assets and Current contract intangibles at the tower level, which is the lowest level for which identifiable cash flows exists. The Company evaluates its Network location intangibles for impairment at the tower leasing business level whenever indicators of impairment are present. The Company has established a policy to at least annually, or earlier if indicators of impairment arise, evaluate its tower assets and Current contract intangibles for impairment.

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

The Company recognized impairment charges of $33.1 million, $27.1 million, and $36.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 92% of the Company’s total revenues. For additional information on tenant leases, refer to the Leases section below.

Site development projects in which the Company performs consulting services include contracts on a fixed price basis that are billed at contractual rates. Revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Consolidated Balance Sheets.

Revenue from construction projects is recognized over time, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Refer to Note 5 for further detail of costs and estimated earnings in excess of billings on uncompleted contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The site development segment represents approximately 8% of the Company’s total revenues. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

The accounts receivable balance was $132.1 million and $111.0 million as of December 31, 2019 and 2018, respectively, of which $40.7 million and $27.1 million related to the site development segment as of December 31, 2019 and 2018, respectively. Refer to Note 15 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts:

	For the year ended December 31,
	2019	2018	2017

	(in thousands)
Beginning balance	$23,880	$26,481	$24,518
Provision for doubtful accounts	155	551	2,909
Write-offs	(1,455)	(591)	(647)
Recoveries (1)	(2,296)	—	—
Acquisitions	1,193	—	—
Currency translation adjustment	(275)	(2,561)	(299)
Ending balance	$21,202	$23,880	$26,481

(1)On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Since the filing, the Company has received all rental payments due in connection with obligations of Oi accruing post-petition. On January 8, 2018, Oi’s reorganization plan was approved by the Brazilian courts and Oi is expected to fully resolve all its pre-petition obligations in accordance with the terms of the plan, which includes a 10% reduction in the receivable and four annual installment payments, the first of which was received in March 2019.

Cost of Revenue

Cost of site leasing revenue includes ground lease rent, property taxes, amortization of deferred lease costs, maintenance and other tower operating expenses. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred. For additional information on ground leases and the adoption of Topic 842, refer to the Leases section below.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is "more-likely-than-not" that those assets will not be realized. The Company considers many factors when assessing the likelihood of future realization, including the Company’s recent cumulative earnings by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

The Company began operating as a REIT for federal income tax purposes effective January 1, 2016. As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the IRS to be treated as a taxable REIT subsidiary (“TRS”) in conjunction with the Company's REIT election. The TRS elections permit the Company to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Code. A TRS is subject to federal and state income taxes on the income from these activities. Additionally, the Company has included in TRSs the Company’s tower operations in most foreign jurisdictions; however, the REIT holds selected tower assets in Puerto Rico and USVI. Those operations will continue to be subject to foreign taxes in the jurisdiction in which such assets and operations are located regardless of whether they are included in a TRS.

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2019. The REIT had taxable income during the year ended December 31, 2019 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2019 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. The deferred tax asset generated by the NOLs are fully reserved by a valuation allowance.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and purchases under the Company’s employee stock purchase plans. The Company records compensation expense, for stock options and restricted stock units on a straight-line basis over the vesting period. Compensation expense for stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for restricted stock units is based on the fair market value of the units awarded at the date of the grant.

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

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2019 and 2018, the asset retirement obligation was $11.5 million and $9.9 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss), other foreign currency adjustments, and adjustments related to interest rate swaps designated as cash flow hedges.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Unrealized remeasurement gains and losses are reported as foreign currency translation adjustments through Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareholders’ Deficit.

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

Acquisitions

Under ASU 2017-01, Clarifying the Definition of a Business, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2019, there were no purchase price allocations that were preliminary.

In connection with certain acquisitions, the Company may agree to pay contingent consideration (or earnouts) in cash or stock if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one year to three years after they have been acquired. The Company accrues for contingent consideration in connection with business combinations at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration payable in cash are recorded through Consolidated Statements of Operations. Contingent consideration in connection with asset acquisitions will be recognized at the time when the contingency is resolved or becomes payable and will increase the cost basis of the assets acquired.

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

The components of the right-of-use assets and lease liabilities as of December 31, 2019 are as follows (in thousands):

Operating lease right-of-use assets, net	$2,567,507
Financing lease right-of-use assets, net	4,710
Right-of-use assets, net	$2,572,217

Current operating lease liabilities	$245,665
Current financing lease liabilities	1,350
Current lease liabilities	$247,015

Long-term operating lease liabilities	$2,276,858
Long-term financing lease liabilities	2,542
Long-term lease liabilities	$2,279,400

Operating Leases

Ground leases. The Company enters into long-term lease contracts for land that underlies its tower structures. Ground lease agreements generally include renewal options which can be exercised exclusively at the Company’s election. In making the determination of the period for which the Company is reasonably certain to remain on the site, the Company will assume optional renewals are reasonably certain of being exercised for the greater of: (1) a period sufficient to cover all tenants under their current committed term where the Company has provided rights to the tower not to exceed the contractual ground lease terms including renewals, and (2) a period sufficient to recover the investment of significant leasehold improvements located on the site (generally 15 years).

Substantially all leases provide for rent rate escalations. The most common provisions provide for fixed rent escalators which typically average 2-3% annually. The Company also has ground leases that include consumer price index escalators, particularly in its South American and South African operations. Increases or decreases in lease payments that result from subsequent changes in the index or rate are accounted for as variable lease payments.

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

The components of lease cost, lease term, and discount rate as of December 31, 2019 are as follows:

For the year ended
December 31, 2019
(in thousands)
Amortization of right-of-use assets	$1,275
Interest on finance lease liabilities	115
Total finance lease cost	1,390
Operating lease cost (1)	266,681
Variable lease cost (1)	38,477
Total lease cost	$306,548

Weighted Average Remaining Lease Term as of December 31, 2019
Operating leases	16.6 years
Finance leases	3.3 years

Weighted Average Discount Rate as of December 31, 2019
Operating leases	6.1%
Finance leases	3.6%

For the year ended
Other information:	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$237,758
Cash flows from finance leases	$1,275

(1)For the year ended December 31, 2018, operating lease costs and variable lease costs were $273.5 million and $27.1 million, respectively.

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. Tenant leases typically contain specific rent escalators, which can be fixed or escalate in accordance with a standard cost of living index, including the renewal option periods.

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

Deferred Lease Costs

Prior to the adoption of ASU 2016-02, the Company deferred certain initial direct costs associated with the origination of tenant leases and amortized these costs over the remaining lease term. These costs included an allocation of a portion of the employees’ total compensation and payroll related benefits related to time spent performing those activities. Such deferred costs were approximately $11.3 million and $11.0 million in 2018 and 2017, respectively. Amortization expense was $12.2 million and $13.1 million for the years ended December 31, 2018 and 2017, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2018, unamortized deferred lease costs were $27.0 million and are included in other assets on the accompanying Consolidated Balance Sheets.

ASU 2016-02, defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, will continue to be deferred and amortized over the remaining lease term. Upon adoption, the Company recognized a $21.0 million cumulative effect adjustment, net of tax, to Accumulated deficit on the Consolidated Balance Sheets which reflects the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842.

Initial direct costs were approximately $1.8 million for the year ended December 31, 2019. Amortization expense related to deferred initial direct costs was $1.4 million for the year ended December 31, 2019. As of December 31, 2019, unamortized deferred initial direct costs were $4.9 million and are included in other assets on the Consolidated Balance Sheets.

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $9.0 million gain, a $58.8 million loss, and a $5.8 million loss, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2019, 2018, and 2017, respectively, due to changes in foreign exchange rates. As of December 31, 2019 and 2018, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $899.7 million and $536.9 million, respectively.

Derivatives and Hedging Activities

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. At inception, the Company evaluates the interest rate swaps to determine whether they qualify for hedge accounting. In accordance with ASU 2017-12 (ASC 815 - Derivatives and Hedging), hedge accounting should be provided only if the derivative hedging instrument is expected to be, and actually is, effective at offsetting changes in fair values or cash flows of the hedged item. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss, net on the Consolidated Balance Sheets. The ineffective portion of the gain or loss from the interest rate swap is recognized in earnings immediately. On a quarterly basis, the Company evaluates whether the cash flow hedge remains highly effective in offsetting changes in cash flows.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform. For further discussion of the Company’s derivatives and hedging activities, refer to Note 22.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition and new business initiatives related adjustments and expenses in the Consolidated Statements of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The maximum potential obligation related to the performance targets for acquisitions, which have not been recorded on the Company’s Consolidated Balance Sheet, were $29.7 million and $13.3 million as of December 31, 2019 and 2018, respectively.

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

	For the year
	ended December 31,
	2019	2018	2017

Asset impairment (1)	$18,794	$14,350	$15,389
Write-off of carrying value of decommissioned towers	11,155	10,795	16,861
Other (including third party decommission costs)	3,154	1,989	4,447
Total asset impairment and decommission costs	$33,103	$27,134	$36,697

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short term investments are based primarily upon Level 1 reported market values. As of December 31, 2019, and 2018, the Company had $0.5 million and $0.2 million of short-term investments, respectively. For the year ended December 31, 2019, the Company purchased $625.0 million and sold $625.3 million of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset monthly or more frequently. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate was set for the Revolving Credit Facility (112.5 to 175.0 basis points). Refer to Note 11 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 1 and Note 22.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statement of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2019	December 31, 2018	December 31, 2017	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$108,309	$143,444	$68,783
Securitization escrow accounts	30,046	32,261	32,699	Restricted cash - current asset
Payment and performance bonds	197	203	225	Restricted cash - current asset
Surety bonds and workers compensation	2,568	2,392	2,588	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$141,120	$178,300	$104,295

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2019 and 2018, the Company had $41.7 million and $40.5 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2019 and 2018, the Company had also pledged $2.3 million and $2.2 million, respectively, as collateral related to its workers compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2019	December 31, 2018

	(in thousands)
Costs incurred on uncompleted contracts	$52,339	$38,464
Estimated earnings	19,954	16,655
Billings to date	(47,401)	(31,952)
	$24,892	$23,167

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2019	December 31, 2018

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,313	$23,785
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(1,421)	(618)
	$24,892	$23,167

At December 31, 2019 and 2018, eight customers comprised 94.4% and 96.3%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$1,632	$34,276
Loan receivables	—	11,178
Prepaid real estate taxes	3,003	2,998
Other	32,646	14,674
Total prepaid expenses and other current assets	$37,281	$63,126

(1)Prepaid ground rent related to non-contingent rent provisions was reclassified to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019 due to the adoption of ASU 2016-02.

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2019	December 31, 2018

	(in thousands)
Prepaid ground rent (1)	$—	$263,694
Straight-line rent receivable	330,660	322,073
Interest rate swap asset	47,583	—
Loan receivables	8,295	49,255
Deferred lease costs, net (1)	4,865	27,020
Deferred tax asset - long term	4,342	18,330
Other	36,333	41,661
Total other assets	$432,078	$722,033

(1)Prepaid ground rent was reclassified from Other assets to Right-of-use assets, net on the Consolidated Balance Sheets in the first quarter of 2019 and deferred lease costs of $23.3 million were written off to Accumulated deficit on the Consolidated Balance Sheets in the first quarter of 2019 due to the adoption of ASU 2016-02.

7.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2019	2018	2017
Tower acquisitions (number of towers)	2,443	1,316	1,425

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2019	2018	2017

	(in thousands)
Acquisitions of towers and related intangible assets (1) (2)	$701,471	$406,699	$392,902
Land buyouts and other assets (3)	72,486	45,130	48,645
Total cash acquisition capital expenditures	$773,957	$451,829	$441,547

(1)The year ended December 31, 2019 excludes $1.7 million of acquisitions costs funded through the issuance of 10,000 shares of Class A common stock. The year ended December 31, 2017 excludes $63.3 million of acquisition costs funded through the issuance of 487,963 shares of Class A common stock.

(2)On August 30, 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which resulted in the consolidation of the entity. The cash consideration is included herein. Furthermore, the year ended December 31, 2019 excludes $72.0 million associated with the consolidation of this entity.

(3)The Company paid $15.2 million, $24.3 million, and $18.8 million for ground lease extensions and term easements on land underlying the Company’s towers during the years ending December 31, 2019, 2018, and 2017, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the year ended December 31, 2019, the Company allocated the purchase price of 2,443 acquired towers and related assets and liabilities consisting of $90.8 million of property and equipment, $715.5 million of intangible assets, and $32.8 million of other net liabilities assumed. All but one acquisition in the year ended December 31, 2019 was accounted for as an asset acquisition. During the first quarter of 2019, the Company consummated an acquisition for $3.0 million in cash and $1.7 million in the Company’s Class A common stock, which was accounted for as a business combination.

During the year ended December 31, 2018, the Company acquired 1,316 towers and related assets and liabilities consisting of $134.5 million of property and equipment, $280.7 million of intangible assets, and $8.5 million of other net liabilities assumed.

During the year ended December 31, 2017, the Company acquired 1,425 towers and related assets and liabilities consisting of $114.7 million of property and equipment, $345.3 million of intangible assets, and $3.8 million of other net liabilities assumed.

Subsequent to December 31, 2019, the Company acquired 65 towers and related assets for $76.3 million in cash.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2019	December 31, 2018

	(in thousands)
Towers and related components	$5,164,104	$4,951,321
Construction-in-process (1)	33,644	35,756
Furniture, equipment, and vehicles (2)	51,654	54,814
Land, buildings, and improvements	736,378	668,459
Total property and equipment	5,985,780	5,710,350
Less: accumulated depreciation (2)	(3,191,178)	(2,923,995)
Property and equipment, net	$2,794,602	$2,786,355

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

(2)Financing lease right-of-use assets are included in the prior period but are included in Right-of-use assets, net on the Consolidated Balance Sheets for the current period.

Depreciation expense was $281.6 million, $269.2 million, and $258.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, non-cash capital expenditures that are included in accounts payable and accrued expenses were $14.7 million and $12.4 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2019			As of December 31, 2018
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,996,591	$(2,218,404)	$2,778,187	$4,394,416	$(1,928,030)	$2,466,386
Network location intangibles	1,764,484	(915,898)	848,586	1,669,859	(804,780)	865,079
Intangible assets, net	$6,761,075	$(3,134,302)	$3,626,773	$6,064,275	$(2,732,810)	$3,331,465

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $415.2 million, $402.6 million, and $384.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2020	$450,547
2021	417,906
2022	396,139
2023	372,294
2024	343,481

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2019	December 31, 2018

	(in thousands)
Salaries and benefits	$19,838	$16,015
Real estate and property taxes	9,598	7,928
Unpaid capital expenditures	14,669	12,387
Other	23,513	27,335
Total accrued expenses	$67,618	$63,665

11.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2019			December 31, 2018
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
2014 Senior Notes	Jul. 15, 2022	$750,000	$760,313	$743,580	$750,000	$735,000	$741,273
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,142,625	1,086,241	1,100,000	1,034,000	1,083,689
2017 Senior Notes	Oct. 1, 2022	750,000	764,063	744,833	750,000	712,500	743,099
2013-2C Tower Securities	Apr. 11, 2023	575,000	585,954	570,866	575,000	569,164	569,715
2014-1C Tower Securities	Oct. 8, 2019	—	—	—	920,000	914,241	917,728
2014-2C Tower Securities	Oct. 8, 2024	620,000	644,912	615,205	620,000	609,665	614,315
2015-1C Tower Securities	Oct. 8, 2020	500,000	502,095	498,090	500,000	496,640	495,737
2016-1C Tower Securities	Jul. 9, 2021	700,000	704,095	696,936	700,000	691,432	694,994
2017-1C Tower Securities	Apr. 11, 2022	760,000	763,405	755,061	760,000	744,496	753,028
2018-1C Tower Securities	Mar. 9, 2023	640,000	658,266	634,344	640,000	641,478	632,725
2019-1C Tower Securities	Jan. 12, 2025	1,165,000	1,158,057	1,153,086	—	—	—
Revolving Credit Facility	Apr. 11, 2023	490,000	490,000	490,000	325,000	325,000	325,000
2018 Term Loan	Apr. 11, 2025	2,364,000	2,369,910	2,346,183	2,388,000	2,262,630	2,367,250
Total debt		$10,414,000	$10,543,695	$10,334,425	$10,028,000	$9,736,246	$9,938,553
Less: current maturities of long-term debt				(522,090)			(941,728)
Total long-term debt, net of current maturities				$9,812,335			$8,996,825

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2019 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2020	$524,000
2021	724,000
2022	2,284,000
2023	1,729,000
2024	1,744,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the year ended December 31,
	2019		2018		2017
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
2014 Senior Notes	$36,563	$800	$36,563	$761	$36,563	$724
2016 Senior Notes	53,625	1,055	53,625	1,003	53,625	954
2017 Senior Notes	30,000	—	30,000	—	6,500	—
2012-1C Tower Securities	—	—	—	—	5,330	—
2013 Tower Securities	21,584	—	25,654	—	43,217	—
2014 Tower Securities	43,055	—	51,138	—	51,138	—
2015-1C Tower Securities	15,939	—	15,939	—	15,939	—
2016-1C Tower Securities	20,361	—	20,361	—	20,361	—
2017-1C Tower Securities	24,354	—	24,354	—	17,182	—
2018-1C Tower Securities	22,281	—	18,072	—	—	—
2019-1C Tower Securities	10,029	—	—	—	—	—
Revolving Credit Facility	7,085	—	7,411	—	8,046	—
2014 Term Loan	—	—	15,550	146	49,414	525
2015 Term Loan	—	—	5,237	187	16,641	676
2018 Term Loan	105,021	1,338	72,648	543	—	—
Capitalized interest and other	139	—	(335)	—	(207)	—
Total	$390,036	$3,193	$376,217	$2,640	$323,749	$2,879

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

During the year ended December 31, 2019, the Company borrowed $755.0 million and repaid $590.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2019, the balance outstanding under the Revolving Credit Facility was $490.0 million accruing interest at 3.13% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of December 31, 2019, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2019, the Company borrowed $250.0 million and repaid $505.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $235.0 million was outstanding under the Revolving Credit Facility.

Term Loans under the Senior Credit Agreement

2014 Term Loan

The 2014 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that was scheduled to mature on March 24, 2021. The 2014 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 125 basis points (with zero Base Rate floor) or the Eurodollar Rate plus 225 basis points (with a zero Eurodollar Rate floor). The 2014 Term Loan was originally issued at 99.75% of par value. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and were being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. The Company incurred financing fees of approximately $14.1 million in relation to this transaction which were being amortized through the maturity date.

During the three months ended March 31, 2018, the Company repaid $3.8 million of principal on the 2014 Term Loan. On April 11, 2018, the Company repaid the remaining $1,443.8 million outstanding principal balance of the 2014 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, the Company expensed $5.8 million of net financing fees and $1.7 million of discount related to the debt.

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

During the three months ended March 31, 2018, the Company repaid $1.3 million of principal on the 2015 Term Loan. On April 11, 2018, the Company repaid the remaining $486.3 million outstanding principal balance of the 2015 Term Loan with proceeds from the 2018 Term Loan. In connection with the repayment, the Company expensed $3.2 million of net financing fees and $3.1 million of discount related to the debt.

Repricing Amendment to the Senior Credit Agreement

On November 19, 2019, the Company amended its Senior Credit Agreement, primarily to reduce the stated rate of interest applicable to the Company’s senior secured term loan. As amended, the senior secured term loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor).

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. Prior to November 19, 2019, the 2018 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 200 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2019, the 2018 Term Loan was accruing interest at 3.55% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the year ended December 31, 2019, the Company repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2019, the 2018 Term Loan had a principal balance of $2.4 billion.

On December 3, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, entered into a series of interest rate swaps on a portion of its 2018 Term Loan, effectively replacing both existing interest rate swaps. As a result, the Company has swapped $1.95 billion of notional value receiving interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum settled monthly through the maturity date of the 2018 Term Loan. For further discussion of the Company’s interest rate swaps, refer to Note 1 and Note 22.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2013-2C Tower Securities, 2014-2C Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, 2018-1C Tower Securities, and 2019-1C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 10,043 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, Secured Tower Revenue Securities Series 2018-1C, and Secured Tower Revenue Securities Series 2019-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2015-1C, Secured Tower Revenue Securities Series 2016-1C, Secured Tower Revenue Securities Series 2017-1C, Secured Tower Revenue Securities Series 2018-1C, and Secured Tower Revenue Securities Series 2019-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (1) 5% and (2) the amount, if any, by which the sum of (x) the 10 year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

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

2012-1C Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012-1C Tower Securities”), which had an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012-1C Tower Securities was 2.933% per annum, payable monthly. The Company incurred financing fees of $14.9 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2012-1C Tower Securities.

On April 17, 2017, the Company repaid in full the 2012-1C Tower Securities with proceeds from the 2017-1C Tower Securities. In connection with the repayment, the Company expensed $2.0 million of net financing fees.

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

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which had an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which had an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The Company incurred financing fees of $22.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

On September 13, 2019, the Company repaid the entire aggregate principal amount of the 2014-1C Tower Securities in connection with the issuance of the 2019-1C Tower Securities (as defined below). Additionally, the Company expensed $0.4 million of deferred financing fees and accrued interest related to the redemption of the 2014-1C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2019-1C Tower Securities

On September 13, 2019, the Company, through the Trust, issued $1.165 billion of Secured Tower Revenue Securities Series 2019-1C, which have an anticipated repayment date of January 12, 2025 and a final maturity date of January 12, 2050 (the “2019-1C Tower Securities”). The fixed interest rate on the 2019-1C Tower Securities is 2.836% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2014-1C Tower Securities ($920.0 million), as well as accrued and unpaid interest, amounts outstanding on the Revolving Credit Facility, and any remaining amount was used for general corporate purposes. The Company incurred financing fees of $12.5 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2019-1C Tower Securities.

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

In connection with the issuance of the 2019-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $1.2 billion (but increased by a net of $306.4 million after giving effect to prepayment of the loan components relating to the 2014-1C Tower Securities) and (2) the Borrowers became jointly and severally liable for the aggregate $5.0 billion borrowed under the mortgage loan corresponding to the 2013-2C Tower Securities, 2014-2C Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, 2018-1C Tower Securities, and the newly issued 2019-1C Tower Securities. The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2019-1C Tower Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of December 31, 2019, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrued interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes was due semi-annually on January 15 and July 15 of each year. The Company incurred financing fees of $11.6 million in relation to this transaction, which are being amortized through the maturity date.

On February 20, 2020, the Company redeemed the entire $750.0 million balance on the 2014 Senior Notes with proceeds from the 2020 Senior Notes (defined below). In addition, the Company paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

The 2016 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. The Company may redeem the 2016 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: September 1, 2019 at 103.656%, September 1, 2020 at 102.438%, September 1, 2021 at 101.219%, or September 1, 2022 until maturity at 100.000%, of the principal amount of the 2016 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

The 2017 Senior Notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to October 1, 2020, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the 2017 Senior Notes originally issued at a redemption price of 104.000% of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2017 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: October 1, 2019 at 102.000%, October 1, 2020 at 101.000%, or October 1, 2021 until maturity at 100.000%, of the principal amount of the 2017 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

2020 Senior Notes

On February 4, 2020, the Company issued $1.0 billion of unsecured senior notes due February 15, 2027 (the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 3.875% per annum. Interest on the 2020 Senior Notes is due semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. The Company incurred financing fees of $11.4 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2014 Senior Notes and repay a portion of the amount outstanding under the Revolving Credit Facility.

The 2020 Senior Notes are subject to redemption in whole or in part on or after February 15, 2023 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to February 15, 2023, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes originally issued at a redemption price of 103.875% of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2020 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 15, 2023 at 101.938%, February 15, 2024 at 100.969%, or February 15, 2025 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

12.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options and restricted stock units which were considered in the Company’s diluted earnings per share calculation (see Note 16).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. As of the date of this filing, the Company had $624.3 million authorization remaining under this plan.

The following is a summary of the Company’s share repurchases:

	For the year ended December 31,
	2019	2018	2017

Total number of shares purchased (in millions) (1)	2.0	5.0	5.9
Average price paid per share (1)	$231.87	$159.87	$145.87
Total price paid (in millions) (1)	$470.3	$795.5	$854.4

(1)Amounts are calculated based on the trade date. This differs from the Consolidated Statements of Cash Flow which calculates share repurchases based on the settlement date.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 13).

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2019, the Company issued 10,000 shares of Class A common stock under this registration statement. During the year ended December 31, 2017, the Company issued 487,963 shares of Class A common stock under this registration statement. As of December 31, 2019, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On March 5, 2018, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time it issues securities under this registration statement. For the years ended December 31, 2019 and 2018, the Company did not issue any securities under this automatic shelf registration statement.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2019, $652.9 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets that meet the Company’s return criteria, and then stock repurchases when the Company believes its stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

As of December 31, 2019, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

July 29, 2019	August 28, 2019	$0.37	$41.9 million	September 25, 2019
October 25, 2019	November 21, 2019	$0.37	$41.5 million	December 19, 2019

Subsequent to December 31, 2019, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 20, 2020	March 10, 2020	$0.465	March 26, 2020

13.STOCK-BASED COMPENSATION

The Company has an equity participation plan (the 2010 Performance and Equity Incentive Plan, the “2010 Plan”) whereby options (both non-qualified and incentive stock options), restricted stock units, stock appreciation rights, and other equity and performance based instruments may be granted to directors, employees, and consultants. The options and restricted stock units generally vest from the date of grant on a straight-line basis over the vesting term and generally have a seven year or a 10 year contractual life.

The 2010 Plan was adopted by the Company’s shareholders on May 6, 2010 and provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock, of which 5.4 million shares remain available for future issuance as of December 31, 2019. However, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million shares, of which 6.4 million shares remain available for future issuance as of December 31, 2019.

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

	For the year ended December 31,
	2019	2018	2017

Risk free interest rate	1.37% - 2.47%	2.57% - 2.92%	1.70% - 1.97%
Dividend yield	1.3%	0.7%	0.0%
Expected volatility	20.4%	21.6%	20.0%
Expected lives	4.6 years	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2019, 2018 and 2017 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2016	4,447	$93.09
Granted	1,171	$115.41
Exercised	(709)	$80.73
Forfeited/canceled	(67)	$105.81
Outstanding at December 31, 2017	4,842	$100.12
Granted	941	$156.55
Exercised	(926)	$81.73
Forfeited/canceled	(41)	$123.98
Outstanding at December 31, 2018	4,816	$114.48
Granted	1,068	$183.42
Exercised	(1,315)	$103.47
Forfeited/canceled	(62)	$140.85
Outstanding at December 31, 2019	4,507	$133.68	4.1	$483,811
Exercisable at December 31, 2019	1,917	$109.42	2.8	$252,093
Unvested at December 31, 2019	2,590	$151.61	5.1	$231,718

The weighted-average per share fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $33.99, $33.01, and $23.88, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2019, 2018 and 2017 was $132.8 million, $78.0 million and $37.2 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2019, 2018 and 2017 was approximately $136.0 million, $74.7 million, and $56.5 million, respectively. The tax benefit realized for the tax deductions from option exercises under all plans was $10.2 million for the year ended December 31, 2019 and no tax benefit was realized for the years ended December 31, 2018 and 2017.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $240.99 as of December 31, 2019. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $100.00	1,307	2.4	$94.50	1,002	$93.87
$100.01 - $125.00	1,300	3.6	$118.03	749	$120.12
$125.01 - $175.00	845	5.2	$156.18	166	$155.36
$175.01 - $275.00	1,055	6.2	$183.44	—	$—
	4,507			1,917

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2018	2,654	$26.05
Options granted	1,068	$33.99
Vested	(1,072)	$24.68
Forfeited	(60)	$28.65
Unvested as of December 31, 2019	2,590	$29.82

As of December 31, 2019, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $32.7 million. That cost is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of options vested during 2019, 2018, and 2017 was $26.5 million, $24.0 million, and $21.4 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share
	(in thousands)
Outstanding at December 31, 2018	324	$128.69
Granted	134	$185.32
Vested	(130)	$125.75
Forfeited/canceled	(15)	$155.40
Outstanding at December 31, 2019	313	$152.98

As of December 31, 2019, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $23.4 million and is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

In 2008, the Board of Directors of the Company adopted the 2008 Employee Stock Purchase Plan (“2008 Purchase Plan”) which reserved 500,000 shares of Class A common stock for purchase. The 2008 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the year ended December 31, 2018, 16,798 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $2.3 million.

On May 23, 2018, the Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which replaced the 2008 Purchase Plan and reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2019 and 2018, 30,128 shares and 10,052 shares, respectively, of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $5.5 million and $1.4 million, respectively. At December 31, 2019, 259,820 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $1.0 million, $0.6 million, and $0.6 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plan and 2018 Purchase Plan for each of the years ended December 31, 2019, 2018, and 2017, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2019, 2018, and 2017, respectively:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenues	$2,034	$1,182	$1,013
Selling, general and administrative	71,180	41,145	37,236
Total cost of non-cash compensation included
in income before provision for income taxes	$73,214	$42,327	$38,249

During 2018, the Board of Directors adopted a retirement policy applicable to all employees receiving equity as part of their compensation plan. This policy was effective January 1, 2019. Historically, all unvested equity awards were forfeited upon termination of employment and any options that were vested but unexercised would be forfeited 90 days after the termination of employment. The new retirement policy allows employees that meet certain conditions to vest or continue vesting in outstanding equity awards following retirement and extends the time the employee has to exercise vested and outstanding awards. As a result of this policy, stock compensation expense related to the adoption of the policy resulted in an acceleration of unrecognized stock compensation expense of approximately $11.2 million and $7.3 million in the first and second quarter of 2019, respectively.

In addition, the Company capitalized $1.1 million, $0.8 million and $0.6 million of non-cash compensation for the years ended December 31, 2019, 2018 and 2017, respectively, to fixed assets.

14.INCOME TAXES

As discussed in Note 2, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2016. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) except to the extent offset by NOLs. In addition, the Company must meet a number of other organizational and operational requirements. It is management's intention to adhere to these requirements and maintain the Company's REIT status. Most states where the Company operates conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit the Company to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT is included in its consolidated financial statements.

Income before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2019	2018	2017

	(in thousands)
Domestic	$133,046	$99,203	$73,405
Foreign	53,843	(47,519)	43,486
Total	$186,889	$51,684	$116,891

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2019	2018	2017

	(in thousands)
Current provision:
State	$5,520	$5,764	$5,513
Foreign	18,150	13,756	11,681
Total current	23,670	19,520	17,194

Deferred provision (benefit) for taxes:
Federal	(3,306)	(9,463)	18,736
State	1,952	(1,412)	(241)
Foreign	13,138	(16,673)	9,155
Change in valuation allowance	4,151	12,261	(31,607)
Total deferred	15,935	(15,287)	(3,957)
Total provision for income taxes	$39,605	$4,233	$13,237

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (21% for 2019 and 2018 and 35% for 2017) and the effective income tax rate is as follows:

	For the year ended December 31,
	2019	2018	2017

	(in thousands)
Statutory federal expense	$39,247	$10,854	$40,912
Rate and permanent differences on non-U.S. earnings (1)	15,937	3,620	3,690
State and local tax expense	7,578	4,824	5,415
REIT adjustment	(28,975)	(22,241)	(34,346)
Permanent differences	18	437	(1,365)
Tax Act impact on deferred taxes	—	(6,040)	31,547
Other	1,649	518	(1,009)
Valuation allowance	4,151	12,261	(31,607)
Provision for income taxes	$39,605	$4,233	$13,237

(1)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2019	2018

	(in thousands)
Deferred tax assets:
Net operating losses	$61,741	$63,622
Property, equipment, and intangible basis differences	5,946	4,793
Accrued liabilities	9,994	9,659
Non-cash compensation	19,198	16,641
Operating lease liability	276,824	—
Deferred revenue	2,527	2,005
Allowance for doubtful accounts	4,190	5,691
Currency translation	47,468	56,604
Other	2,657	2,480
Valuation allowance	(54,610)	(50,628)
Total deferred tax assets, net (1)	375,935	110,867

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(158,419)	(114,652)
Right of use asset	(269,586)	—
Straight-line rents	(25,535)	(20,469)
Deferred foreign withholding taxes	(7,706)	(6,225)
Deferred lease costs	(34)	(2,192)
Other	(783)	(123)
Total deferred tax liabilities, net (1)	$(86,128)	$(32,794)

(1)Of these amounts, $4,342, $1,650, and $88,820 are included in Other assets, Other current liabilities, and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2019. As of December 31, 2018, $18,330 and $51,124 are included in Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $54.6 million and $50.6 million were being carried to offset net deferred income tax assets as of December 31, 2019 and 2018, respectively. The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $4.0 million and a decrease of $11.8 million, respectively.

The Company has available at December 31, 2019, a federal NOL carry-forward of approximately $754.8 million. $747.0 million of these NOL carry-forwards will expire between 2025 and 2037, and $7.8 million have an indefinite carry-forward. As of December 31, 2019, $652.9 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2019, a foreign NOL carry-forward of $89.2 million and a net state operating tax loss carry-forward of approximately $413.7 million. These net operating tax loss carry-forwards begin to expire in 2020.

The tax losses generated in tax years 2000 through 2013 remain subject to audit adjustment, and tax years 2014 and forward are open to examination by the major jurisdictions in which the Company operates.

The Company has removed the permanent reinvestment assertion as of December 31, 2019 for all foreign earnings of the Company’s foreign jurisdictions and on the investment in the Company’s Argentina and El Salvador subsidiaries. The Company has recorded deferred foreign withholding taxes of $7.7 million at December 31, 2019. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Argentina and El Salvador. The deferred incomes taxes related to the Argentina and El Salvador subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in these entities that the investment is indefinitely reinvested is not practicable.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year it is incurred. There is no income inclusion for GILTI for the year ended December 31, 2019.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2019	(in thousands)
Revenues	$1,487,108	$373,750	$153,787	$—	$2,014,645
Cost of revenues (2)	258,413	115,538	119,080	—	493,031
Operating profit	1,228,695	258,212	34,707	—	1,521,614
Selling, general, and administrative expenses	99,707	32,411	21,525	39,074	192,717
Acquisition and new business initiatives related
adjustments and expenses	7,933	7,295	—	—	15,228
Asset impairment and decommission costs	24,202	8,899	2	—	33,103
Depreciation, amortization and accretion	527,718	161,183	2,341	5,836	697,078
Operating income (loss)	569,135	48,424	10,839	(44,910)	583,488
Other expense (principally interest expense
and other expense)				(396,599)	(396,599)
Income before income taxes					186,889
Cash capital expenditures (3)	287,793	635,728	3,900	4,271	931,692
For the year ended December 31, 2018
Revenues	$1,400,095	$340,339	$125,261	$—	$1,865,695
Cost of revenues (2)	266,131	106,165	96,499	—	468,795
Operating profit	1,133,964	234,174	28,762	—	1,396,900
Selling, general, and administrative expenses	72,879	27,082	16,215	26,350	142,526
Acquisition and new business initiatives related
adjustments and expenses	5,268	5,693	—	—	10,961
Asset impairment and decommission costs	18,857	7,932	345	—	27,134
Depreciation, amortization and accretion	511,823	151,570	2,556	6,164	672,113
Operating income (loss)	525,137	41,897	9,646	(32,514)	544,166
Other expense (principally interest expense
and other expense)				(492,482)	(492,482)
Income before income taxes					51,684
Cash capital expenditures (3)	338,610	258,785	1,561	3,724	602,680
For the year ended December 31, 2017
Revenues	$1,308,389	$314,784	$104,501	$—	$1,727,674
Cost of revenues (2)	260,826	98,701	86,785	—	446,312
Operating profit	1,047,563	216,083	17,716	—	1,281,362
Selling, general, and administrative expenses	67,263	24,320	15,433	23,681	130,697
Acquisition and new business initiatives related
adjustments and expenses	8,171	4,196	—	—	12,367
Asset impairment and decommission costs	29,523	6,994	180	—	36,697
Depreciation, amortization and accretion	498,842	135,155	2,580	6,523	643,100
Operating income (loss)	443,764	45,418	(477)	(30,204)	458,501
Other expense (principally interest expense
and other expense)				(341,610)	(341,610)
Income before income taxes					116,891
Cash capital expenditures (3)	225,074	358,691	1,221	3,859	588,845

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (1)	Total

Assets	(in thousands)
As of December 31, 2019	$6,157,511	$3,381,448	$81,772	$139,210	$9,759,941
As of December 31, 2018	$5,035,826	$2,042,800	$60,775	$74,306	$7,213,707

(1)Assets in Other consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and financing leases.

For the year ended December 31, 2019, 2018, and 2017, site leasing revenue in Brazil was $226.7 million, 221.5 million, and $217.4 million, respectively. Other than Brazil, no foreign country represented more than 3% of the Company’s total site leasing revenues in any of the periods presented. Total long-lived assets in Brazil were $1,404.1 million and $1,031.6 million as of December 31, 2019, and 2018, respectively.

16.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income attributable to SBA Communications Corporation by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to SBA Communications Corporation by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share data):

	For the year ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to SBA
Communications Corporation	$146,991	$47,451	$103,654
Denominator:
Basic weighted-average shares outstanding	112,809	114,909	119,860
Dilutive impact of stock options and restricted shares	1,884	1,606	1,162
Diluted weighted-average shares outstanding	114,693	116,515	121,022
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.30	$0.41	$0.86
Diluted	$1.28	$0.41	$0.86

For the year ended December 31, 2019, the diluted weighted average number of common shares outstanding excluded an additional 19,533 shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$1,374	$254,660
2021	1,201	256,197
2022	985	257,201
2023	545	257,277
2024	11	255,925
Thereafter	—	2,992,385
Total minimum lease payments	4,116	4,273,645
Less: amount representing interest	(224)	(1,751,122)
Present value of future payments	3,892	2,522,523
Less: current obligations	(1,350)	(245,665)
Long-term obligations	$2,542	$2,276,858

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2019 is as follows:

(in thousands)
2020	$1,678,713
2021	1,438,088
2022	1,189,381
2023	981,573
2024	732,792
Thereafter	1,821,715
Total	$7,842,262

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

Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one year to three years after they have been acquired. Please refer to Note 3.

18.CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2019	2018	2017

AT&T Wireless	23.8%	24.0%	25.0%
T-Mobile	18.2%	16.4%	16.5%
Sprint	16.9%	17.9%	15.1%
Verizon Wireless	14.0%	14.7%	15.2%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2019	2018	2017

AT&T Wireless	32.1%	31.9%	32.7%
T-Mobile	21.6%	20.3%	19.7%
Sprint	19.0%	19.6%	18.9%
Verizon Wireless	18.6%	19.0%	19.0%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2019	2018	2017

Oi S.A.	31.3%	35.5%	42.2%
Telefonica	26.9%	26.7%	25.7%
Claro	11.6%	11.4%	10.0%

	For the year ended December 31,
Percentage of Site Development Revenue	2019	2018	2017

Sprint	37.3%	47.1%	12.9%
T-Mobile	30.2%	16.4%	26.9%
Verizon Wireless	2.9%	6.4%	12.8%
Nokia, Inc.	4.3%	3.2%	10.1%

Five customers comprised 66.6% of total gross accounts receivable at December 31, 2019 compared to five customers which comprised 67.5% of total gross accounts receivable at December 31, 2018.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.4 million, $2.1 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

20. REDEEMABLE NONCONTROLLING INTERESTS

In August 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which operated under the name Atlas Tower South Africa (“Atlas SA”). As a result of the transaction, the Company has consolidated the results of the entity into its financial statements. The incremental investment is reflected within Acquisitions on the Consolidated Statement of Cash Flows. As of December 31, 2019, the fair market value of the 6% noncontrolling interest was $16.1 million. The fair value assigned to the redeemable noncontrolling interest is estimated using Level 3 inputs based on unobservable inputs.

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

The components of redeemable noncontrolling interests as of December 31, 2019 are as follows (in thousands):

BALANCE, December 31, 2018	$—
Purchase of noncontrolling interests	13,990
Additional investment	179
Foreign currency translation adjustments	460
Adjustment to fair value	1,130
Net income attributable to noncontrolling interests	293
BALANCE, December 31, 2019	$16,052

21.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(in thousands, except per share amounts)
Revenues	$513,659	$507,547	$500,147	$493,292
Operating income	153,920	153,847	136,452	139,269
Depreciation, accretion, and amortization	(179,487)	(174,987)	(171,564)	(171,040)
Net income attributable to SBA Communications Corporation	67,350	21,679	31,973	25,989

Net income per common share - basic	$0.60	$0.19	$0.28	$0.23
Net income per common share - diluted	0.59	0.19	0.28	0.23

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	(in thousands, except per share amounts)
Revenues	$483,849	$467,221	$456,322	$458,303
Operating income	150,321	138,006	125,870	129,969
Depreciation, accretion, and amortization	(169,454)	(167,703)	(169,558)	(165,398)
Net income (loss) attributable to SBA Communications Corporation	57,152	16,144	(57,392)	31,547

Net income (loss) per common share - basic	$0.50	$0.14	$(0.50)	$0.27
Net income (loss) per common share - diluted	0.50	0.14	(0.50)	0.27

Because net income (loss) per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

22. DERIVATIVES AND HEDGING ACTIVITIES

On February 1, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of its 2018 Term Loan. The Company swapped $1.2 billion of notional value receiving interest at one month LIBOR plus 200 basis points for a fixed rate of 4.495% per annum settled monthly.

On May 23, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a four year interest rate swap on a portion of its 2018 Term Loan. The Company swapped $750.0 million of notional value receiving interest at one month LIBOR plus 200 basis points for a fixed rate of 4.08% per annum settled monthly.

On December 3, 2019, the Company, through its wholly owned subsidiary, SBA Senior Finance II, LLC, entered into a series of interest rate swaps on a portion of its 2018 Term Loan, effectively replacing both existing interest rate swaps. As a result, the Company has swapped $1.95 billion of notional value receiving interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum settled monthly through the maturity date of the 2018 Term Loan. On this date, the Company designated this swap as a cash flow hedge and recorded an initial fair value of $60.5 million. As of December 31, 2019, the Company believes that the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net.

For interest rate swaps de-designated as cash flow hedges, the Company recognized the fair value on the date of de-designation in Accumulated other comprehensive loss, net on the Consolidated Balance Sheets and then reclassified those amounts into Non-cash interest expense on the Consolidated Statements of Operations over the remaining terms of the initial interest rate swap agreements. On a quarterly basis, the Company re-evaluates the fair value of the interest rate swaps using Level 2 inputs, and any changes in the fair value are recorded as gains or losses on the interest rate swap in Non-cash interest expense.

The disclosures below provide additional information about the effects of these interest rate swaps on the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Comprehensive Income. The cash flows associated with all of these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets at December 31, 2019 and 2018.

	Balance Sheet	Fair Value as of December 31,
	Location	2019	2018

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$42,698	$—
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements in a fair value asset position	Other assets	$47,583	$—
Interest rate swap agreements in a fair value liability position	Other long-term liabilities	$47,583	$—

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations for the fiscal years ended December 31, 2019, 2018, and 2017.

	For the year ended December 31,
	2019	2018	2017

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$16,887	$—	$—
Amount recognized in Non-cash interest expense	$(878)	$—	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount recorded in Accumulated other comprehensive loss, net	$(60,462)	$—	$—
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$1,444	$—	$—

For further discussion of the Company’s interest rate swaps, refer to Note 1.