Form 10-Q
period 2020-03-31
SBA COMMUNICATIONS CORP
filed 2020-05-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 111,624,887 shares of Class A common stock as of April 27, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$184,137	$108,309
Restricted cash	43,012	30,243
Accounts receivable, net	107,200	132,125
Costs and estimated earnings in excess of billings on uncompleted contracts	18,823	26,313
Prepaid expenses and other current assets	41,886	37,281
Total current assets	395,058	334,271
Property and equipment, net	2,697,778	2,794,602
Intangible assets, net	3,294,369	3,626,773
Right-of-use assets, net	2,420,363	2,572,217
Other assets	551,934	432,078
Total assets	$9,359,502	$9,759,941
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$26,939	$31,846
Accrued expenses	54,175	67,618
Current maturities of long-term debt	522,691	522,090
Deferred revenue	133,548	113,507
Accrued interest	32,697	49,269
Current lease liabilities	231,385	247,015
Other current liabilities	18,117	16,948
Total current liabilities	1,019,552	1,048,293
Long-term liabilities:
Long-term debt, net	10,050,737	9,812,335
Long-term lease liabilities	2,153,917	2,279,400
Other long-term liabilities	438,048	270,868
Total long-term liabilities	12,642,702	12,362,603
Redeemable noncontrolling interests	14,478	16,052
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 111,559 shares and
111,775 shares issued and outstanding at March 31, 2020 and December 31, 2019,
respectively	1,116	1,118
Additional paid-in capital	2,471,886	2,461,335
Accumulated deficit	(5,943,386)	(5,560,695)
Accumulated other comprehensive loss, net	(846,846)	(568,765)
Total shareholders' deficit	(4,317,230)	(3,667,007)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,359,502	$9,759,941

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2020	2019
Revenues:
Site leasing	$492,356	$452,183
Site development	24,711	41,110
Total revenues	517,067	493,293
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	95,799	92,714
Cost of site development	19,715	31,101
Selling, general, and administrative expenses (1)	49,617	50,959
Acquisition and new business initiatives related
adjustments and expenses	3,799	2,437
Asset impairment and decommission costs	14,355	5,771
Depreciation, accretion, and amortization	182,579	171,038
Total operating expenses	365,864	354,020
Operating income	151,203	139,273
Other income (expense):
Interest income	885	1,800
Interest expense	(95,851)	(98,667)
Non-cash interest expense	(2,406)	(641)
Amortization of deferred financing fees	(5,139)	(5,061)
Loss from extinguishment of debt, net	(16,864)	—
Other income (expense), net	(226,299)	(508)
Total other expense, net	(345,674)	(103,077)
(Loss) income before income taxes	(194,471)	36,196
Benefit (provision) for income taxes	66,538	(10,207)
Net (loss) income	(127,933)	25,989
Net loss attributable to noncontrolling interests	875	—
Net (loss) income attributable to SBA Communications
Corporation	$(127,058)	$25,989
Net (loss) income per common share attributable to SBA
Communications Corporation:
Basic	$(1.14)	$0.23
Diluted	$(1.14)	$0.23
Weighted average number of common shares
Basic	111,908	112,708
Diluted	111,908	114,344

(1)Includes non-cash compensation of $15,553 and $22,605 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2020	2019

Net (loss) income	$(127,933)	$25,989
Unrealized loss on interest rate swaps	(103,240)	(15,312)
Foreign currency translation adjustments	(174,841)	(4,544)
Comprehensive (loss) income	(406,014)	6,133
Comprehensive loss attributable to noncontrolling interests	2,058	—
Comprehensive (loss) income attributable to SBA
Communications Corporation	$(403,956)	$6,133

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2019	111,775	$1,118	$2,461,335	$(5,560,695)	$(568,765)	$(3,667,007)
Net loss attributable to SBA
Communications Corporation	—	—	—	(127,058)	—	(127,058)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	621	6	(5,625)	—	—	(5,619)
Non-cash stock compensation	—	—	16,660	—	—	16,660
Unrealized loss on interest rate swaps	—	—	—	—	(103,240)	(103,240)
Repurchase and retirement of common stock	(837)	(8)	—	(203,322)	—	(203,330)
Foreign currency translation adjustments	—	—	—	—	(174,841)	(174,841)
Dividends on common stock	—	—	—	(52,311)	—	(52,311)
Adjustment to fair value related to
noncontrolling interests	—	—	(484)	—	—	(484)
BALANCE, March 31, 2020	111,559	$1,116	$2,471,886	$(5,943,386)	$(846,846)	$(4,317,230)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income attributable to SBA
Communications Corporation	—	—	—	25,989	—	25,989
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	762	8	63,467	—	—	63,475
Non-cash stock compensation	—	—	23,722	—	—	23,722
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Unrealized loss on interest rate swaps	—	—	—	—	(15,312)	(15,312)
Foreign currency translation adjustments	—	—	—	—	(4,544)	(4,544)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
BALANCE, March 31, 2019	113,205	$1,132	$2,359,195	$(5,131,347)	$(531,761)	$(3,302,781)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(127,933)	$25,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization	182,579	171,038
Non-cash asset impairment and decommission costs	13,997	5,451
Non-cash compensation expense	16,278	23,414
Amortization of deferred financing fees	5,139	5,061
Loss on remeasurement of U.S. dollar denominated intercompany loans	230,132	2,080
Deferred income tax (benefit) expense	(72,204)	3,470
Other non-cash items reflected in the Statements of Operations	13,127	(2,494)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	19,712	1,931
Prepaid expenses and other assets	(1,643)	(130)
Operating lease right-of-use assets, net	30,181	24,116
Accounts payable and accrued expenses	(4,725)	(5,050)
Accrued interest	(18,197)	(13,663)
Long-term lease liabilities	(24,712)	(19,652)
Other liabilities	16,011	1,104
Net cash provided by operating activities	277,742	222,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(89,531)	(55,287)
Capital expenditures	(39,291)	(36,374)
Purchase of investments	(610,012)	(150,053)
Proceeds from sale of investments	610,000	150,557
Other investing activities	(3,178)	6,181
Net cash used in investing activities	(132,012)	(84,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	500,000	—
Repayments under Revolving Credit Facility	(505,000)	(215,000)
Proceeds from issuance of Senior Notes, net of fees	988,516	—
Repayment of Senior Notes	(759,143)	—
Proceeds from employee stock purchase/stock option plans	38,869	69,690
Payments related to taxes on stock options and restricted stock units	(44,488)	(6,215)
Repurchase and retirement of common stock	(203,330)	—
Payment of dividends on common stock	(52,201)	—
Other financing activities	(6,558)	(6,522)
Net cash used in financing activities	(43,335)	(158,047)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,900)	(14,071)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	88,495	(34,429)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	141,120	178,300
End of period	$229,615	$143,871

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$114,033	$112,378
Income taxes	$5,981	$5,593

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,250	$28,881
Operating lease modifications and reassessments	$15,264	$(21,063)
Right-of-use assets obtained in exchange for new finance lease liabilities	$893	$865
Common stock issued in connection with acquisitions	$—	$1,680

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $152.8 million loss and a $1.4 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2020 and 2019, respectively, due to changes in foreign exchange rates. As of March 31, 2020 and December 31, 2019, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $915.1 million and $899.7 million, respectively.

Coronavirus

On January 20, 2020, the World Health Organization declared a “public health emergency of international concern” related to the emergence of the Coronavirus (“COVID-19”) outbreak which could negatively affect the global economy. As of March 31, 2020, the Company has experienced minimal impact to its business or the consolidated financial statements. The extent to which COVID-19 could adversely affect the Company’s future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19, and methods taken to contain or treat the outbreak of COVID-19. While the full impact of COVID-19 is not yet known, the Company will continue to monitor this recent outbreak and the potential effects on its business.

Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) prospectively. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses over the lifetime of the asset, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The impact of the adoption of ASU 2016-13 was not material individually or in the aggregate to the Company.

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”) clarified that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company is exposed to credit losses primarily through the site development business segment which provides consulting and construction related services The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to business combinations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the Consolidated Balance Sheets. Changes in estimates are recorded in Acquisition and new business initiatives related adjustments and expenses in the Consolidated Statements of Operations. The Company determines the fair value of earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The maximum potential obligation related to the performance targets for acquisitions, which have not been recorded on the Company’s Consolidated Balance Sheet, were $27.8 million and $29.7 million as of March 31, 2020 and December 31, 2019, respectively.

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

	For the three months
	ended March 31,
	2020	2019

Asset impairment (1)	$11,009	$3,303
Write-off of carrying value of decommissioned towers	2,699	2,157
Other (including third party decommission costs)	647	311
Total asset impairment and decommission costs	$14,355	$5,771

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short term investments are based primarily upon Level 1 reported market values. As of March 31, 2020 and December 31, 2019, the Company had $0.8 million and $0.5 million of short-term investments, respectively. For the three months ended March 31, 2020, the Company purchased and sold $610.0 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2020	December 31, 2019	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$184,137	$108,309
Securitization escrow accounts	42,848	30,046	Restricted cash - current asset
Payment and performance bonds	164	197	Restricted cash - current asset
Surety bonds and workers compensation	2,466	2,568	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$229,615	$141,120

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2020 and December 31, 2019, the Company had $41.5 million and $41.7 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2020 and December 31, 2019, the Company had also pledged $2.3 million as collateral related to its workers compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Costs incurred on uncompleted contracts	$51,768	$52,339
Estimated earnings	20,316	19,954
Billings to date	(53,931)	(47,401)
	$18,153	$24,892

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,823	$26,313
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(670)	(1,421)
	$18,153	$24,892

At March 31, 2020 and December 31, 2019, eight customers comprised 93.3% and 94.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Prepaid ground rent	$2,310	$1,632
Prepaid real estate taxes	3,178	3,003
Prepaid taxes	6,429	4,924
Other	29,969	27,722
Total prepaid expenses and other current assets	$41,886	$37,281

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Straight-line rent receivable	$320,388	$330,660
Interest rate swap asset	114,724	47,583
Loan receivables	11,586	8,295
Deferred lease costs, net	5,059	4,865
Deferred tax asset - long term	63,815	4,342
Other	36,362	36,333
Total other assets	$551,934	$432,078

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$82,274	$42,148
Land buyouts and other assets (2)	7,257	13,139
Total cash acquisition capital expenditures	$89,531	$55,287

(1)The three months ended March 31, 2019 excludes $1.7 million of acquisition costs funded through the issuance of 10,000 shares of Class A common stock.

(2)In addition, the Company paid $1.7 million and $3.8 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended March 31, 2020 and 2019, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the three months ended March 31, 2020, the Company allocated the purchase price of 69 acquired towers and related assets and liabilities consisting of $11.3 million of property and equipment, $69.0 million of intangible assets, and $2.0 million of other net assets and liabilities assumed. All acquisitions in the three months ended March 31, 2020 were accounted for as asset acquisitions.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Towers and related components	$5,107,533	$5,164,104
Construction-in-process (1)	33,023	33,644
Furniture, equipment, and vehicles	48,747	51,654
Land, buildings, and improvements	740,579	736,378
Total property and equipment	5,929,882	5,985,780
Less: accumulated depreciation	(3,232,104)	(3,191,178)
Property and equipment, net	$2,697,778	$2,794,602

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $71.8 million and $69.2 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.4 million and $14.7 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2020			As of December 31, 2019
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,722,163	$(2,228,412)	$2,493,751	$4,996,591	$(2,218,404)	$2,778,187
Network location intangibles	1,732,381	(931,763)	800,618	1,764,484	(915,898)	848,586
Intangible assets, net	$6,454,544	$(3,160,175)	$3,294,369	$6,761,075	$(3,134,302)	$3,626,773

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $110.7 million and $101.8 million for the three months ended March 31, 2020 and 2019, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Salaries and benefits	$9,938	$19,838
Real estate and property taxes	9,390	9,598
Unpaid capital expenditures	7,387	14,669
Other	27,460	23,513
Total accrued expenses	$54,175	$67,618

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2020			December 31, 2019
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Apr. 11, 2023	$485,000	$485,000	$485,000	$490,000	$490,000	$490,000
2018 Term Loan	Apr. 11, 2025	2,358,000	2,181,150	2,340,952	2,364,000	2,369,910	2,346,183
2013-2C Tower Securities (1)	Apr. 11, 2023	575,000	607,373	571,161	575,000	585,954	570,866
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	679,297	615,433	620,000	644,912	615,205
2015-1C Tower Securities (1)	Oct. 8, 2020	500,000	504,845	498,691	500,000	502,095	498,090
2016-1C Tower Securities (1)	Jul. 9, 2021	700,000	715,036	697,431	700,000	704,095	696,936
2017-1C Tower Securities (1)	Apr. 11, 2022	760,000	782,663	755,580	760,000	763,405	755,061
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	681,299	634,763	640,000	658,266	634,344
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,227,491	1,153,499	1,165,000	1,158,057	1,153,086
2014 Senior Notes	Jul. 15, 2022	—	—	—	750,000	760,313	743,580
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,089,000	1,086,899	1,100,000	1,142,625	1,086,241
2017 Senior Notes	Oct. 1, 2022	750,000	738,750	745,278	750,000	764,063	744,833
2020 Senior Notes	Feb. 15, 2027	1,000,000	980,000	988,741	—	—	—
Total debt		$10,653,000	$10,671,904	$10,573,428	$10,414,000	$10,543,695	$10,334,425
Less: current maturities of long-term debt				(522,691)			(522,090)
Total long-term debt, net of current maturities				$10,050,737			$9,812,335

(1) The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the three months ended March 31,
	Interest	2020		2019
	Rates as of	Cash	Non-cash	Cash	Non-cash
	March 31, 2020	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	2.206%	$2,714	$—	$2,836	$—
2018 Term Loan (1)	3.600%	22,203	2,022	26,922	186
2013-2C Tower Securities	3.722%	5,396	—	5,396	—
2014 Tower Securities (2)	3.869%	6,046	—	12,785	—
2015-1C Tower Securities	3.156%	3,985	—	3,985	—
2016-1C Tower Securities	2.877%	5,090	—	5,090	—
2017-1C Tower Securities	3.168%	6,085	—	6,085	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—
2019-1C Tower Securities	2.836%	8,357	—	—	—
2014 Senior Notes	4.875%	3,352	112	9,141	196
2016 Senior Notes	4.875%	13,406	272	13,406	259
2017 Senior Notes	4.000%	7,500	—	7,500	—
2020 Senior Notes	3.875%	6,135	—	—	—
Other		12	—	(49)	—
Total		$95,851	$2,406	$98,667	$641

(1) The 2018 Term Loan has a blended rate of 3.600% which includes the impact of the interest rate swaps entered into in 2019 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swaps, the 2018 Term Loan was accruing interest at 2.74% as of March 31, 2020.

(2) The 2014-1C Tower Securities, which was repaid September 13, 2019, accrued interest at 2.898%. The 2014-2C Tower Securities accrue interest at 3.869%.

Revolving Credit Facility under the Senior Credit Agreement

During the three months ended March 31, 2020, the Company borrowed $500.0 million and repaid $505.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2020, the balance outstanding under the Revolving Credit Facility was $485.0 million. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of March 31, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2020, the Company borrowed $15.0 million and repaid $120.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $380.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

During the three months ended March 31, 2020, the Company repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2020, the 2018 Term Loan had a principal balance of $2.4 billion.

Secured Tower Revenue Securities

As of March 31, 2020, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

2020 Senior Notes

On February 4, 2020, the Company issued $1.0 billion of unsecured senior notes due February 15, 2027 (the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 3.875% per annum. Interest on the 2020 Senior Notes is due semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. The Company incurred financing fees of $11.5 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2014 Senior Notes and repay a portion of the amount outstanding under the Revolving Credit Facility.

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

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. As of the date of this filing, the Company had $424.3 million of authorization remaining under the current stock repurchase plan.

The following is a summary of the Company’s share repurchases:

	For the three months
	ended March 31,
	2020	2019

Total number of shares purchased (in millions) (1)	0.8	—
Average price paid per share (1)	$242.86	$—
Total price paid (in millions) (1)	$200.0	$—

(1) Amounts are calculated based on the trade date. This differs from the Consolidated Statements of Cash Flows which calculate share repurchases based on the settlement date and includes an additional $3.3 million spent to repurchase 13,870 shares which settled on January 2, 2020.

Dividends

As of March 31, 2020, the Company paid the following cash dividend:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020

Subsequent to March 31, 2020, the Company declared the following cash dividend:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

May 5, 2020	May 28, 2020	$0.465	June 18, 2020

12.STOCK-BASED COMPENSATION

Commencing with the 2020 equity award, the Company modified the type of equity granted to certain employees to align long-term compensation with Company performance. Under the new structure, the Company continued to issue RSUs; however, RSUs will now vest ratably over three years rather than four years. The Company further replaced stock options with PSUs which will cliff vest at the end of three years. PSUs have performance metrics for which threshold, target, and maximum parameters are established at the time of the grant. The performance metrics are used to calculate the number of shares that will be issuable when the awards vest, which may range from zero to 200% of the target amounts. At the end of each three year performance period, the number of shares that vest will depend on the results achieved against the pre-established performance metrics. The Company recognizes compensation expense for RSUs and PSUs on a straight-line basis over the vesting period; however, compensation expense related to certain PSUs are subject to adjustment on performance relative to the established targets. Furthermore, effective with the 2020 grant, RSUs and PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect to shares that actually vest.

On February 25, 2020, the Company’s 2010 Performance and Equity Incentive Plan (the “2010 Plan”) expired by its terms.

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

	For the three months ended
	March 31,
	2020	2019

Risk free interest rate	1.66%	2.47%
Dividend yield	1.3%	1.3%
Expected volatility	20%	20%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2020 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2019	4,507	$133.68
Granted	10	$240.99
Exercised	(813)	$104.80
Forfeited/canceled	(17)	$172.71
Outstanding at March 31, 2020	3,687	$140.15	4.4	$478,738
Exercisable at March 31, 2020	2,155	$123.52	3.7	$315,601
Unvested at March 31, 2020	1,532	$163.53	5.3	$163,137

The weighted-average per share fair value of options granted during the three months ended March 31, 2020 was $41.09. The total intrinsic value for options exercised during the three months ended March 31, 2020 was $145.7 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2020:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	313	$152.98	—	$—
Granted (1)	93	$291.09	147	$376.50
Vested	(124)	$141.00	—	$—
Forfeited/canceled	(3)	$182.99	—	$—
Outstanding at March 31, 2020	279	$204.12	147	$376.50

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $652.9 million as of December 31, 2019, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended March 31, 2020	(in thousands)
Revenues	$386,345	$106,011	$24,711	$—	$517,067
Cost of revenues (2)	63,905	31,894	19,715	—	115,514
Operating profit	322,440	74,117	4,996	—	401,553
Selling, general, and administrative expenses	27,323	7,931	4,456	9,907	49,617
Acquisition and new business initiatives
related adjustments and expenses	2,597	1,202	—	—	3,799
Asset impairment and decommission costs	10,826	3,529	—	—	14,355
Depreciation, amortization and accretion	133,806	46,612	616	1,545	182,579
Operating income (loss)	147,888	14,843	(76)	(11,452)	151,203
Other expense (principally interest expense
and other income (expense))				(345,674)	(345,674)
Loss before income taxes					(194,471)
Cash capital expenditures (3)	101,306	26,433	782	1,194	129,715

For the three months ended March 31, 2019
Revenues	$362,838	$89,345	$41,110	$—	$493,293
Cost of revenues (2)	65,114	27,600	31,101	—	123,815
Operating profit	297,724	61,745	10,009	—	369,478
Selling, general, and administrative expenses	28,893	5,688	5,706	10,672	50,959
Acquisition and new business initiatives
related adjustments and expenses	708	1,729	—	—	2,437
Asset impairment and decommission costs	3,634	2,137	—	—	5,771
Depreciation, amortization and accretion	130,244	38,795	562	1,437	171,038
Operating income (loss)	134,245	13,396	3,741	(12,109)	139,273
Other expense (principally interest expense
and other income (expense))				(103,077)	(103,077)
Income before income taxes					36,196
Cash capital expenditures (3)	61,509	29,517	925	575	92,526

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (1)	Total

Assets	(in thousands)
As of March 31, 2020	$6,123,184	$2,920,223	$59,175	$256,920	$9,359,502
As of December 31, 2019	$6,157,511	$3,381,448	$81,772	$139,210	$9,759,941

(1)Assets in Other consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and financing leases.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $63.1 million and $56.0 million for the three months ended March 31, 2020 and 2019, respectively. Total long-lived assets in Brazil were $1,069.2 million and $1,404.1 million as of March 31, 2020 and December 31, 2019, respectively.

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income (loss) attributable to SBA Communications Corporation by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) attributable to SBA Communications Corporation by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested RSUs, PSUs, and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the three months
	ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to SBA
Communications Corporation	$(127,058)	$25,989
Denominator:
Basic weighted-average shares outstanding	111,908	112,708
Dilutive impact of stock options and restricted shares	—	1,636
Diluted weighted-average shares outstanding	111,908	114,344
Net (loss) income per common share attributable to SBA
Communications Corporation:
Basic	$(1.14)	$0.23
Diluted	$(1.14)	$0.23

For the three months ended March 31, 2020, all potential common stock equivalents, including 3.7 million shares of stock options outstanding, 0.3 million shares of RSUs outstanding, and 0.1 million shares of PSUs outstanding, were excluded as the effect would be anti-dilutive.

For the three months ended March 31, 2019, the diluted weighted average number of common shares outstanding excluded an additional 0.4 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

16. REDEEMABLE NONCONTROLLING INTERESTS

In August 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which operated under the name Atlas Tower South Africa (“Atlas SA”). As a result of the transaction, the Company has consolidated the results of the entity into its financial statements. As of March 31, 2020, the fair market value of the 6% noncontrolling interest was $14.5 million. The fair value assigned to the redeemable noncontrolling interest is estimated using Level 3 inputs.

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

The components of the redeemable noncontrolling interest as of March 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Beginning balance	$16,052	$—
Purchase of noncontrolling interests	—	13,990
Additional investment	—	179
Foreign currency translation adjustments	(1,183)	460
Adjustment to fair value	484	1,130
Net (loss) income attributable to noncontrolling interests	(875)	293
Ending balance	$14,478	$16,052

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. The Company has an interest rate swap which has been designated as a cash flow hedge. As of March 31, 2020, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net.

The Company has interest rate swaps that are not designated as cash flow hedges. On a quarterly basis, the Company re-evaluates the fair value of the interest rate swaps using Level 2 inputs, and any changes in the fair value are recorded as gains or losses on the interest rate swap in Other income (expense), net.

Additionally, the Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The disclosures below provide additional information about the effects of these interest rate swaps on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Shareholders’ Deficit. The cash flows associated with all of these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2020	2019

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$147,757	$42,698
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements in a fair value asset position	Other assets	$114,724	$47,583
Interest rate swap agreements in a fair value liability position	Other long-term liabilities	$110,758	$47,583

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2020 and 2019.

	For the three months
	ended March 31,
	2020	2019

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(107,882)	$—
Amount recognized in Non-cash interest expense	$(2,822)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$4,642	$—
Change in fair value recorded in Other income (expense), net	$3,966	$—

18. CONCENTRATION OF CREDIT RISK

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

Subsequent to March 31, 2020, T-Mobile finalized a merger with Sprint. For the three months ended March 31, 2020, T-Mobile and Sprint represented 17.7% and 15.6% of the Company’s total revenue, respectively. For the three months ended March 31,

2020, T-Mobile and Sprint represented 22.0% and 19.0% of the Company’s total domestic site leasing revenue, respectively, and 24.9% and 29.7% of the Company’s site development revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 98.8% of our total segment operating profit for the three months ended March 31, 2020. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2020, we owned 32,515 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of March 31, 2020, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2020. In addition, as of March 31, 2020, approximately 30.5% of our total towers are located in Brazil and less than 3% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including AT&T, T-Mobile, Sprint, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, which are at our option. Ground leases and other property interests provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of March 31, 2020, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2020	2019

Domestic site leasing	80.3%	80.6%
International site leasing	18.5%	16.7%
Total site leasing	98.8%	97.3%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During the remainder of 2020, we expect organic site leasing revenue in both our domestic and international segments to increase over 2019 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

For information regarding our operating segments, see Note 14 of our condensed notes to consolidated financial statements in this quarterly report.

Customers

We lease tower space to and perform site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local, or private operators. Internationally, we lease tower space to all major service providers in South America, Central America, Canada, and South Africa.

Subsequent to March 31, 2020, T-Mobile finalized a merger with Sprint. For the three months ended March 31, 2020, T-Mobile and Sprint represented 17.7% and 15.6% of our total revenue, respectively. For the three months ended March 31, 2020, T-Mobile and Sprint represented 22.0% and 19.0% of our total domestic site leasing revenue, respectively, and 24.9% and 29.7% of our site development revenue.

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

COVID-19 Update

During the three months ended March 31, 2020, we experienced minimal impact to our business or results of operations from the coronavirus (COVID-19) pandemic. The extent to which COVID-19 could adversely affect our future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19, and methods taken to contain or treat the outbreak of COVID-19. While the full impact of COVID-19 is not yet known, we will continue to monitor this recent outbreak and the potential effects on our business.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$386,345	$362,838	$—	$23,507	6.5%
International site leasing	106,011	89,345	(12,058)	28,724	32.1%
Site development	24,711	41,110	—	(16,399)	(39.9%)
Total	$517,067	$493,293	$(12,058)	$35,832	7.3%
Cost of Revenues
Domestic site leasing	$63,905	$65,114	$—	$(1,209)	(1.9%)
International site leasing	31,894	27,600	(3,923)	8,217	29.8%
Site development	19,715	31,101	—	(11,386)	(36.6%)
Total	$115,514	$123,815	$(3,923)	$(4,378)	(3.5%)
Operating Profit
Domestic site leasing	$322,440	$297,724	$—	$24,716	8.3%
International site leasing	74,117	61,745	(8,135)	20,507	33.2%
Site development	4,996	10,009	—	(5,013)	(50.1%)

Revenues

Domestic site leasing revenues increased $23.5 million for the three months ended March 31, 2020, as compared to the prior year, primarily due to (1) revenues from 200 towers acquired and 29 towers built since January 1, 2019 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $16.7 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $28.7 million. These changes were primarily due to (1) revenues from 2,312 towers acquired and 443 towers built since January 1, 2019 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 12.8% of total site leasing revenue for the period. No other individual international market represented more than 3% of our total site leasing revenue.

Site development revenues decreased $16.4 million for the three months ended March 31, 2020, as compared to prior year, as a result of decreased carrier activity driven primarily by Sprint and T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $24.7 million for the three months ended March 31, 2020, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $12.4 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $20.5 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit decreased $5.0 million for the three months ended March 31, 2020, as compared to the prior year, as a result of decreased carrier activity driven primarily by Sprint and T-Mobile.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$27,323	$28,893	$—	$(1,570)	(5.4%)
International site leasing	7,931	5,688	(439)	2,682	47.2%
Total site leasing	$35,254	$34,581	$(439)	$1,112	3.2%
Site development	4,456	5,706	—	(1,250)	(21.9%)
Other	9,907	10,672	—	(765)	(7.2%)
Total	$49,617	$50,959	$(439)	$(903)	(1.8%)

Selling, general, and administrative expenses decreased $1.3 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $0.9 million. These changes were primarily as a result of a decrease in noncash compensation due to the acceleration of unrecognized stock compensation expense in the prior year related to the adoption of the retirement plan. This was partially offset by increases in personnel costs, benefits, and other support-related costs due in part to our continued international expansion.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,597	$708	$—	$1,889	266.8%
International site leasing	1,202	1,729	(124)	(403)	(23.3%)
Total	$3,799	$2,437	$(124)	$1,486	61.0%

Acquisition and new business initiatives related adjustments and expenses increased $1.4 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $1.5 million. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$10,826	$3,634	$—	$7,192	197.9%
International site leasing	3,529	2,137	(97)	1,489	69.7%
Total	$14,355	$5,771	$(97)	$8,681	150.4%

Asset impairment and decommission costs increased $8.6 million for the three months ended March 31, 2020, as compared to the prior year. This change was primarily as a result of a $7.7 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $0.9 million increase in the impairment charge recorded due to sites decommissioned in the first quarter of 2020 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$133,806	$130,244	$—	$3,562	2.7%
International site leasing	46,612	38,795	(5,364)	13,181	34.0%
Total site leasing	$180,418	$169,039	$(5,364)	$16,743	9.9%
Site development	616	562	—	54	9.6%
Other	1,545	1,437	—	108	7.5%
Total	$182,579	$171,038	$(5,364)	$16,905	9.9%

Depreciation, accretion, and amortization expense increased $11.5 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $16.9 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2019, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$147,888	$134,245	$—	$13,643	10.2%
International site leasing	14,843	13,396	(2,111)	3,558	26.6%
Total site leasing	$162,731	$147,641	$(2,111)	$17,201	11.7%
Site development	(76)	3,741	—	(3,817)	(102.0%)
Other	(11,452)	(12,109)	—	657	(5.4%)
Total	$151,203	$139,273	$(2,111)	$14,041	10.1%

Domestic site leasing operating income increased $13.6 million for the three months ended March 31, 2020, as compared to the prior year, primarily due to higher segment operating profit and a decrease in selling, general, and administrative expenses, partially offset by increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $1.4 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $3.6 million. These changes were primarily due to higher segment operating profit and a decrease in acquisition and new business initiatives related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, and asset impairment and decommission costs.

Site development operating income decreased $3.8 million for the three months ended March 31, 2020, as compared to the prior year, primarily due to lower segment operating profit, partially offset by a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$885	$1,800	$(65)	$(850)	(47.2%)
Interest expense	(95,851)	(98,667)	(1)	2,817	(2.9%)
Non-cash interest expense	(2,406)	(641)	—	(1,765)	275.4%
Amortization of deferred financing fees	(5,139)	(5,061)	—	(78)	1.5%
Loss from extinguishment of debt, net	(16,864)	—	—	(16,864)	—%
Other expense, net	(226,299)	(508)	(228,334)	2,543	180.1%
Total	$(345,674)	$(103,077)	$(228,400)	$(14,197)	14.0%

Interest expense decreased $2.8 million for the three months ended March 31, 2020, as compared to the prior year primarily due to a lower weighted average interest rate as compared to the prior year, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Non-cash interest expense increased $1.8 million for the three months ended March 31, 2020, as compared to the prior year primarily related to amortization on our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $16.9 million for the three months ended March 31, 2020 due to the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and financing fees related to the redemption of the 2014 Senior Notes.

Other expense, net includes a $230.1 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries as well as a $4.0 million net gain on the change in fair value related to interest rate swaps not designated as hedges for the three months ended March 31, 2020. For the three months ended March 31, 2019, other expense, net included a $2.1 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Benefit (Provision) for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$66,538	$(10,207)	$74,989	$1,756	(16.2%)

Benefit for income taxes increased $76.7 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, provision for income taxes decreased primarily due to a decrease in the state current tax provision.

Net (Loss) Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(127,933)	$25,989	$(155,522)	$1,600	5.9%

Net income decreased $153.9 million for the three months ended March 31, 2020, as compared to the prior year. On a constant currency basis, net income increased primarily due to an increase in operating income and decreases in interest expense and provision for income taxes, partially offset by a loss from extinguishment of debt in the current year period.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(127,933)	$25,989	$(155,522)	$1,600	5.9%
Non-cash straight-line leasing revenue	(2,341)	(2,645)	31	273	(10.3%)
Non-cash straight-line ground lease expense	3,848	6,089	(7)	(2,234)	(36.7%)
Non-cash compensation	16,278	23,414	(335)	(6,801)	(29.0%)
Loss from extinguishment of debt, net	16,864	—	—	16,864	—%
Other (income) expense, net	226,299	508	228,334	(2,543)	180.1%
Acquisition and new business initiatives
related adjustments and expenses	3,799	2,437	(124)	1,486	61.0%
Asset impairment and decommission costs	14,355	5,771	(97)	8,681	150.4%
Interest income	(885)	(1,800)	65	850	(47.2%)
Total interest expense (1)	103,396	104,369	1	(974)	(0.9%)
Depreciation, accretion, and amortization	182,579	171,038	(5,364)	16,905	9.9%
(Benefit) provision for income taxes (2)	(66,311)	10,404	(74,990)	(1,725)	(15.6%)
Adjusted EBITDA	$369,948	$345,574	$(8,008)	$32,382	9.4%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $227 and $197 of franchise taxes for the three months ended March 31, 2020 and 2019, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $24.4 million for the three months ended March 31, 2020, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $32.4 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2020	March 31, 2019

	(in thousands)
Cash provided by operating activities	$277,742	$222,665
Cash used in investing activities	(132,012)	(84,976)
Cash used in financing activities	(43,335)	(158,047)
Change in cash, cash equivalents, and restricted cash	102,395	(20,358)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(13,900)	(14,071)
Cash, cash equivalents, and restricted cash, beginning of period	141,120	178,300
Cash, cash equivalents, and restricted cash, end of period	$229,615	$143,871

Operating Activities

Cash provided by operating activities was $277.7 million for the three months ended March 31, 2020 as compared to $222.7 million for the three months ended March 31, 2019. The increase was primarily due to an increase in segment operating profit and an increase in cash inflows associated with working capital changes, partially offset by an increase in cash selling, general, and administrative expenses and lower interest income earned on interest bearing deposits.

Investing Activities

A detail of our investing activities is as follows:

	For the three months ended March 31,
	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets	$(82,274)	$(42,148)
Land buyouts and other assets (1)	(7,257)	(13,139)
Construction and related costs on new builds	(17,031)	(15,426)
Augmentation and tower upgrades	(13,031)	(13,703)
Tower maintenance	(8,194)	(6,420)
General corporate	(1,035)	(825)
Other investing activities	(3,190)	6,685
Net cash used in investing activities	$(132,012)	$(84,976)

(1)Excludes $1.7 million and $3.8 million spent to extend ground lease terms for the three months ended March 31, 2020 and 2019, respectively.

Subsequent to March 31, 2020, we have purchased or agreed to purchase 137 additional communication sites for an aggregate amount of $52.0 million.

For 2020, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.0 million to $42.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $270.0 million to $290.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended
	March 31, 2020	March 31, 2019

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$(5,000)	$(215,000)
Proceeds from Senior Notes, net of fees and original issue discount (1)	988,516	—
Repayment of Senior Notes (1)	(759,143)	—
Proceeds from employee stock purchase/stock option plans	38,869	69,690
Payments related to stock option net share settlements	(44,488)	(6,215)
Repurchase and retirement of common stock (2)	(203,330)	—
Payment of dividends on common stock	(52,201)	—
Other financing activities	(6,558)	(6,522)
Net cash used in financing activities	$(43,335)	$(158,047)

(1)For additional information regarding our debt offerings, refer to the Debt Instruments and Debt Service Requirements below.

(2)During the three months ended March 31, 2020, we repurchased 0.8 million shares of our Class A common stock for $200.0 million, at an average price per share of $242.86. Shares repurchased were retired. As of the date of this filing, the Company had $424.3 million of authorization remaining under the current stock repurchase plan. For additional information, refer to Item 2. Issuer Purchases of Equity Securities.

Dividend

For the three months ended March 31, 2020, we paid the following cash dividend:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020

Subsequent to March 31, 2020, we declared the following cash dividend:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

May 5, 2020	May 28, 2020	$0.465	June 18, 2020

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2020, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2020, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended March 31, 2020, we borrowed $500.0 million and repaid $505.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2020, the balance outstanding under the Revolving Credit Facility was $485.0 million accruing interest at 2.206% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of March 31, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2020, we borrowed $15.0 million and repaid $120.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $380.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). As of March 31, 2020, the 2018 Term Loan was accruing interest at 2.74% per annum. Principal payments on the 2018 Term Loan are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million.

During the three months ended March 31, 2020, we repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2020, the 2018 Term Loan had a principal balance of $2.4 billion.

On December 3, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, entered into a series of interest rate swaps on a portion of our 2018 Term Loan. As a result, we swapped $1.95 billion of notional value receiving interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum settled monthly through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

As of March 31, 2020, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $5.0 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management,

Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0 million	3.722%	Apr. 11, 2023	Apr. 9, 2048
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2015-1C Tower Securities	Oct. 14, 2015	$500.0 million	3.156%	Oct. 8, 2020	Oct. 10, 2045
2016-1C Tower Securities	Jul. 7, 2016	$700.0 million	2.877%	Jul. 9, 2021	Jul. 10, 2046
2017-1C Tower Securities	Apr. 17, 2017	$760.0 million	3.168%	Apr. 11, 2022	Apr. 9, 2047
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050

As of March 31, 2020, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Risk Retention Tower Securities

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased (1) $40.0 million of Secured Tower Revenue Securities Series 2017-1R (the “2017-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.459% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2017-1C Tower Securities, (2) $33.7 million of Secured Tower Revenue Securities Series 2018-1R (the “2018-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.949% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2018-1C Tower Securities, and (3) $61.4 million of Secured Tower Revenue Securities Series 2019-1R (the “2019-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.213% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2019-1C Tower Securities. Principal and interest payments made on the 2017-1R Tower Securities, 2018-1R Tower Securities and 2019-1R Tower Securities eliminate in consolidation.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate	Maturity Date	Interest Due Dates	% of Par Value
2014 Senior Notes (1)	Jul. 1, 2014	$750.0 million	4.875%	Jul. 15, 2022	Jan. 15 & Jul. 15	99.178%
2016 Senior Notes	Aug. 15, 2016	$1.1 billion	4.875%	Sep. 1, 2024	Mar. 1 & Sep. 1	99.178%
2017 Senior Notes	Oct. 13, 2017	$750.0 million	4.000%	Oct. 1, 2022	Apr. 1 & Oct. 1	100.000%
2020 Senior Notes (2)	Feb. 4, 2020	$1.0 billion	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	100.000%

(1) On February 20, 2020, we redeemed the entire $750.0 million balance on the 2014 Senior Notes with proceeds from the 2020 Senior Notes (defined below). In addition, we paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

(2)Interest on the 2020 Senior Notes begins August 15, 2020. We incurred financing fees of $11.5 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2014 Senior Notes and repay a portion of the amount outstanding under the Revolving Credit Facility. The 2020 Senior Notes are subject to redemption in whole or in part on or after February 15, 2023 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to February 15, 2023, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes originally issued at a redemption price of 103.875% of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2020 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 15, 2023 at 101.938%, February 15, 2024 at 100.969%, or February 15, 2025 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

The unsecured senior notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of March 31, 2020, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of March 31, 2020 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility	$12,613
2018 Term Loan (1)	108,889
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2015-1C Tower Securities (2)	508,544
2016-1C Tower Securities	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2020 Senior Notes	38,750
Total debt service for the next 12 months	$898,549

(1)Total debt service on the 2018 Term Loan includes the impact of interest rate swaps entered into in 2019 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$485,000	$—	$—	$485,000	$485,000
2018 Term Loan	18,000	24,000	24,000	24,000	24,000	2,244,000	2,358,000	2,181,150
2013-2C Tower Securities (1)	—	—	—	575,000	—	—	575,000	607,373
2014-2C Tower Securities (1)	—	—	—	—	620,000	—	620,000	679,297
2015-1C Tower Securities (1)	500,000	—	—	—	—	—	500,000	504,845
2016-1C Tower Securities (1)	—	700,000	—	—	—	—	700,000	715,036
2017-1C Tower Securities (1)	—	—	760,000	—	—	—	760,000	782,663
2018-1C Tower Securities (1)	—	—	—	640,000	—	—	640,000	681,299
2019-1C Tower Securities (1)	—	—	—	—	—	1,165,000	1,165,000	1,227,491
2016 Senior Notes	—	—	—	—	1,100,000	—	1,100,000	1,089,000
2017 Senior Notes	—	—	750,000	—	—	—	750,000	738,750
2020 Senior Notes	—	—	—	—	—	1,000,000	1,000,000	980,000
Total debt obligation	$518,000	$724,000	$1,534,000	$1,724,000	$1,744,000	$4,409,000	$10,653,000	$10,671,904

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2020, approximately 15.1% of our revenues and approximately 18.0% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2020. As of March 31, 2020, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.7%, respectively, for the three months ended March 31, 2020.

As of March 31, 2020, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2020 would have resulted in approximately $83.2 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the three months ended March 31, 2020.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•the impact of consolidation among wireless service providers, including the impact of the merger between Sprint and T-Mobile, on our leasing revenue;

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

•the extent and duration of the impact of the COVID-19 crisis on the global economy, on our business and results of operations, and on foreign currency exchange rates;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2020. Based on such evaluation, such officers have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2019 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Many of the following risks and uncertainties, as well as the risk factors contained in our Form 10-K are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

The recent COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business operations, results of operations, cash flows and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. Public and private sector responsive measures, such as the imposition of travel restrictions, quarantines, adoption of remote working, and suspension of non-essential business and government services, could impact our operations. In addition, COVID-19 continues to significantly impact worldwide economic conditions, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets. Among other things, COVID-19 and the responsive measures that have been adopted may adversely affect:

•the ability of our suppliers and vendors to provide products and services to us;

•demand for our wireless infrastructure;

•our ability to build new towers or the ability of our customers to install new antennae on an existing tower, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to increase the number of our tenants or amend our tenant leases;

•our ability to refinance our substantial indebtedness;

•interest rates and the overall availability and cost of capital, which could affect our ability to continue to grow our asset portfolio or pursue new business initiatives;

•the financial condition of wireless service providers;

•the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•the ability of our tenants to make lease payments on a timely basis; and

•the willingness of our tenants to renew their existing leases for additional terms.

In addition, our results of operations may be negatively affected by foreign currency adjustments resulting from the COVID-19 pandemic, including the recent strengthening of the U.S. Dollar against the currencies in certain international markets in which we operate. The extent of the impact of COVID-19 on our business operations, results of operations, cash flows, and financial condition, will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted. Additionally, if the COVID-19 pandemic results in a global recession, the negative impacts of the pandemic on our operating results may worsen or be prolonged.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2020:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2020 - 1/31/2020	—	$—	—	$624,306,987
2/1/2020 - 2/29/2020	38,104	$262.44	38,104	$614,307,069
3/1/2020 - 3/31/2020	785,419	$241.91	785,419	$424,306,994
Total	823,523	$242.86	823,523	$424,306,994

(1)Our Board of Directors authorizes us to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. Shares repurchased are retired.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)

On February 18, 2020, the Compensation Committee of the Board of Directors approved equity awards under our 2010 Performance and Equity Incentive Plan to our named executive officers, one-third in the form of time-based restricted stock units (“RSUs”) and two-thirds in the form of performance-based RSUs (“PSUs”). The PSUs have three-year performance periods and will vest, to the extent earned, on February 25, 2023, which is the third anniversary of the award date. Half of the PSUs are earned based on the cumulative AFFO per share achieved by the Company during the three-year performance period, and the other half of the PSUs are earned based on the Company’s relative total shareholder return (“TSR”) percentile ranking relative to the constituent companies of the S&P 500 Index at the end of the three-year performance period. The number of PSUs that may be earned is 50% of the target amount if the threshold performance level is achieved, 100% of the target amount if the target performance level is achieved, and 200% of the target amount if the maximum level of performance is achieved. The terms of the time-based RSUs did not change from 2019 except that they will vest in three equal annual installments instead of four equal annual installments.

A form of the Restricted Stock Unit Agreement for the RSU and PSU awards is filed as Exhibit 10.96 to this quarterly report.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.96*	Form of Restricted Stock Unit Agreement (Time and Performance Based).
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 6, 2020	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 6, 2020	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)