Form 10-Q
period 2020-06-30
SBA COMMUNICATIONS CORP
filed 2020-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 111,938,546 shares of Class A common stock as of July 31, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$207,487	$108,309
Restricted cash	41,684	30,243
Accounts receivable, net	91,295	132,125
Costs and estimated earnings in excess of billings on uncompleted contracts	18,877	26,313
Short-term investments	225,853	534
Prepaid expenses and other current assets	38,890	36,747
Total current assets	624,086	334,271
Property and equipment, net	2,658,889	2,794,602
Intangible assets, net	3,174,567	3,626,773
Right-of-use assets, net	2,375,247	2,572,217
Other assets	557,750	432,078
Total assets	$9,390,539	$9,759,941
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$26,353	$31,846
Accrued expenses	65,581	67,618
Current maturities of long-term debt	24,000	522,090
Deferred revenue	130,670	113,507
Accrued interest	50,420	49,269
Current lease liabilities	229,850	247,015
Other current liabilities	25,785	16,948
Total current liabilities	552,659	1,048,293
Long-term liabilities:
Long-term debt, net	10,555,568	9,812,335
Long-term lease liabilities	2,113,602	2,279,400
Other long-term liabilities	459,353	270,868
Total long-term liabilities	13,128,523	12,362,603
Redeemable noncontrolling interests	14,349	16,052
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 111,918 shares and
111,775 shares issued and outstanding at June 30, 2020 and December 31, 2019,
respectively	1,119	1,118
Additional paid-in capital	2,534,423	2,461,335
Accumulated deficit	(5,972,657)	(5,560,695)
Accumulated other comprehensive loss, net	(867,877)	(568,765)
Total shareholders' deficit	(4,304,992)	(3,667,007)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,390,539	$9,759,941

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
Revenues:
Site leasing	$482,403	$459,003	$974,758	$911,186
Site development	24,823	41,144	49,534	82,254
Total revenues	507,226	500,147	1,024,292	993,440
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	91,598	93,460	187,397	186,175
Cost of site development	19,904	30,988	39,620	62,089
Selling, general, and administrative expenses (1)	49,088	55,524	98,704	106,483
Acquisition and new business initiatives related
adjustments and expenses	4,634	2,539	8,433	4,976
Asset impairment and decommission costs	6,242	9,620	20,597	15,391
Depreciation, accretion, and amortization	178,706	171,564	361,285	342,602
Total operating expenses	350,172	363,695	716,036	717,716
Operating income	157,054	136,452	308,256	275,724
Other income (expense):
Interest income	699	1,581	1,584	3,381
Interest expense	(95,687)	(97,447)	(191,538)	(196,114)
Non-cash interest expense	(2,337)	(651)	(4,743)	(1,292)
Amortization of deferred financing fees	(5,188)	(5,116)	(10,328)	(10,176)
Loss from extinguishment of debt, net	—	—	(16,864)	—
Other (expense) income, net	(31,588)	12,762	(257,885)	12,254
Total other expense, net	(134,101)	(88,871)	(479,774)	(191,947)
Income (loss) before income taxes	22,953	47,581	(171,518)	83,777
Benefit (provision) for income taxes	165	(15,608)	66,702	(25,815)
Net income (loss)	23,118	31,973	(104,816)	57,962
Net (income) loss attributable to noncontrolling interests	(305)	—	569	—
Net income (loss) attributable to SBA Communications
Corporation	$22,813	$31,973	$(104,247)	$57,962
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.20	$0.28	$(0.93)	$0.51
Diluted	$0.20	$0.28	$(0.93)	$0.51
Weighted average number of common shares
Basic	111,738	113,205	111,823	112,958
Diluted	113,634	114,940	111,823	114,643

(1)Includes non-cash compensation of $18,131 and $24,131 for the three months ended June 30, 2020 and 2019, respectively, and $33,684 and $46,736 for the six months ended June 30, 2020 and 2019, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2020	2019	2020	2019

Net income (loss)	$23,118	$31,973	$(104,816)	$57,962
Unrealized loss on interest rate swaps	(12,684)	(36,281)	(115,923)	(51,593)
Foreign currency translation adjustments	(8,166)	13,122	(184,193)	8,578
Comprehensive income (loss)	2,268	8,814	(404,932)	14,947
Comprehensive (income) loss attributable to noncontrolling interests	(485)	—	1,573	—
Comprehensive income (loss) attributable to SBA
Communications Corporation	$1,783	$8,814	$(403,359)	$14,947

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Equity (Deficit)

BALANCE, March 31, 2020	111,559	$1,116	$2,471,886	$(5,943,386)	$(846,847)	$(4,317,231)
Net income (loss) attributable to SBA
Communications Corporation	—	—	—	22,813	—	22,813
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	359	3	42,932	—	—	42,935
Non-cash stock compensation	—	—	18,991	—	—	18,991
Unrealized loss on interest rate swaps	—	—	—	—	(12,684)	(12,684)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(8,346)	(8,346)
Dividends on common stock	—	—	—	(52,084)	—	(52,084)
Adjustment to fair value related to
noncontrolling interests	—	—	614	—	—	614
BALANCE, June 30, 2020	111,918	$1,119	$2,534,423	$(5,972,657)	$(867,877)	$(4,304,992)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, March 31, 2019	113,205	$1,132	$2,359,195	$(5,131,347)	$(531,761)	$(3,302,781)
Net income (loss) attributable to SBA
Communications Corporation	—	—	—	31,973	—	31,973
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	348	3	24,443	—	—	24,446
Non-cash stock compensation	—	—	24,747	—	—	24,747
Unrealized loss on interest rate swaps	—	—	—	—	(36,281)	(36,281)
Repurchase and retirement of common stock	(463)	(4)	—	(94,568)	—	(94,572)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	13,122	13,122
BALANCE, June 30, 2019	113,090	$1,131	$2,408,385	$(5,193,942)	$(554,920)	$(3,339,346)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, December 31, 2019	111,775	1,118	2,461,335	(5,560,695)	(568,765)	(3,667,007)
Net income (loss) attributable to SBA
Communications Corporation	—	—	—	(104,247)	—	(104,247)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	980	9	37,307	—	—	37,316
Non-cash stock compensation	—	—	35,651	—	—	35,651
Unrealized loss on interest rate swaps	—	—	—	—	(115,923)	(115,923)
Repurchase and retirement of common stock	(837)	(8)	—	(203,322)	—	(203,330)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(183,189)	(183,189)
Dividends on common stock	—	—	—	(104,393)	—	(104,393)
Adjustment to fair value related to
noncontrolling interests	—	—	130	—	—	130
BALANCE, June 30, 2020	111,918	$1,119	$2,534,423	$(5,972,657)	$(867,877)	$(4,304,992)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income (loss) attributable to SBA
Communications Corporation	—	—	—	57,962	—	57,962
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,110	11	87,910	—	—	87,921
Non-cash stock compensation	—	—	48,469	—	—	48,469
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Unrealized loss on interest rate swaps	—	—	—	—	(51,593)	(51,593)
Repurchase and retirement of common stock	(463)	(4)	—	(94,568)	—	(94,572)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	8,578	8,578
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
BALANCE, June 30, 2019	113,090	$1,131	$2,408,385	$(5,193,942)	$(554,920)	$(3,339,346)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(104,816)	$57,962
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization	361,285	342,602
Non-cash asset impairment and decommission costs	20,160	14,737
Non-cash compensation expense	34,857	47,901
Amortization of deferred financing fees	10,328	10,176
Loss (gain) on remeasurement of U.S. dollar denominated intercompany loans	261,308	(7,007)
Deferred income tax (benefit) expense	(77,707)	14,822
Other non-cash items reflected in the Statements of Operations	16,875	(3,577)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	34,127	(4,546)
Prepaid expenses and other assets	1,979	3,915
Operating lease right-of-use assets, net	59,559	47,237
Accounts payable and accrued expenses	4,093	1,853
Accrued interest	(474)	513
Long-term lease liabilities	(49,828)	(41,732)
Other liabilities	20,672	(18,750)
Net cash provided by operating activities	592,418	466,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(119,035)	(151,182)
Capital expenditures	(66,979)	(72,785)
Purchase of investments	(1,135,026)	(285,599)
Proceeds from sale of investments	910,000	255,557
Other investing activities	(2,930)	(1,466)
Net cash used in investing activities	(413,970)	(255,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	515,000	90,000
Repayments under Revolving Credit Facility	(1,005,000)	(335,000)
Proceeds from issuance of Senior Notes, net of fees	1,480,206	—
Repayment of Senior Notes	(759,143)	—
Proceeds from employee stock purchase/stock option plans, net of taxes	37,316	87,921
Repurchase and retirement of common stock	(203,330)	(94,572)
Payment of dividends on common stock	(104,171)	—
Other financing activities	(12,999)	(12,812)
Net cash used in financing activities	(52,121)	(264,463)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15,809)	2,344
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	110,518	(51,488)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	141,120	178,300
End of period	$251,638	$126,812

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$191,929	$195,671
Income taxes	$8,940	$11,777

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,269	$27,225
Operating lease modifications and reassessments	$20,501	$(52,644)
Right-of-use assets obtained in exchange for new finance lease liabilities	$893	$1,678
Common stock issued in connection with acquisitions	$—	$1,680

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statement of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $20.4 million loss and a $6.0 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2020 and 2019, respectively, and a $173.2 million loss and a $4.6 million gain, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2020 and 2019, respectively, due to changes in foreign exchange rates. As of June 30, 2020 and December 31, 2019, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $915.1 million and $899.7 million, respectively.

Coronavirus

On January 20, 2020, the World Health Organization declared a “public health emergency of international concern” related to the emergence of the Coronavirus (“COVID-19”) outbreak which could negatively affect the global economy. As of June 30, 2020, the Company has experienced minimal impact to its business or the consolidated financial statements from COVID-19. The extent to which COVID-19 could adversely affect the Company’s future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19, and methods taken to contain or treat the outbreak of COVID-19. While the full impact of COVID-19 is not yet known, the Company will continue to monitor this recent outbreak and the potential effects on its business.

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

Reference Rate Reform

ASU 2020-04, Reference Rate Reform, provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. As of June 30, 2020, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived and intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. The Company considers many factors and makes certain assumptions when making this assessment, including, but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived and intangible assets is calculated using a discounted cash flow model.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

Asset impairment (1)	$5,424	$4,282	$16,432	$7,585
Write-off of carrying value of decommissioned towers	739	5,007	3,439	7,164
Other (including third party decommission costs)	79	331	726	642
Total asset impairment and decommission costs	$6,242	$9,620	$20,597	$15,391

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short term investments are based primarily upon Level 1 reported market values. As of June 30, 2020 and December 31, 2019, the Company had $225.9 million and $0.5 million of short-term investments. For the three months ended June 30, 2020, the Company purchased $525.0 million and sold $300.0 million of short-term investments. For the six months ended June 30, 2020, the Company purchased $1.1 billion and sold $0.9 billion of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2020	December 31, 2019	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$207,487	$108,309
Securitization escrow accounts	41,524	30,046	Restricted cash - current asset
Payment and performance bonds	160	197	Restricted cash - current asset
Surety bonds and workers compensation	2,467	2,568	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$251,638	$141,120

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2020 and December 31, 2019, the Company had $41.3 million and $41.7 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2020 and December 31, 2019, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Costs incurred on uncompleted contracts	$46,688	$52,339
Estimated earnings	18,244	19,954
Billings to date	(46,647)	(47,401)
	$18,285	$24,892

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,877	$26,313
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(592)	(1,421)
	$18,285	$24,892

At June 30, 2020 and December 31, 2019, eight customers comprised 95.8% and 94.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Prepaid ground rent	$2,354	$1,632
Prepaid real estate taxes	1,927	3,003
Prepaid taxes	6,748	4,924
Other	27,861	27,188
Total prepaid expenses and other current assets	$38,890	$36,747

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Straight-line rent receivable	$318,791	$330,660
Interest rate swap asset (1)	116,451	47,583
Loan receivables	11,794	8,295
Deferred lease costs, net	4,781	4,865
Deferred tax asset - long term	69,978	4,342
Other	35,955	36,333
Total other assets	$557,750	$432,078

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$17,150	$83,264	$99,424	$125,412
Land buyouts and other assets (2)	12,354	12,631	19,611	25,770
Total cash acquisition capital expenditures	$29,504	$95,895	$119,035	$151,182

(1)The six months ended June 30, 2019 excludes $1.7 million of acquisition costs funded through the issuance of 10,000 shares of Class A common stock.

(2)In addition, the Company paid $1.6 million and $3.5 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended June 30, 2020 and 2019, respectively, and paid $3.6 million and $6.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the six months ended June 30, 2020 and 2019, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the six months ended June 30, 2020, the Company allocated the purchase price of 85 acquired towers and related assets and liabilities consisting of $12.9 million of property and equipment, $82.3 million of intangible assets, and $4.2 million of other net assets and liabilities assumed. All acquisitions in the three and six months ended June 30, 2020 were accounted for as asset acquisitions.

Subsequent to June 30, 2020, the Company acquired 25 towers and related assets and one data center for $61.6 million in cash.

The maximum potential obligation related to the performance targets for acquisitions, which have not been recorded on the Company’s Consolidated Balance Sheet, were $27.1 million and $29.7 million as of June 30, 2020 and December 31, 2019, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Towers and related components	$5,122,198	$5,164,104
Construction-in-process (1)	33,046	33,644
Furniture, equipment, and vehicles	50,247	51,654
Land, buildings, and improvements	751,680	736,378
Total property and equipment	5,957,171	5,985,780
Less: accumulated depreciation	(3,298,282)	(3,191,178)
Property and equipment, net	$2,658,889	$2,794,602

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $71.3 million and $69.5 million for the three months ended June 30, 2020 and 2019, respectively, and $143.2 million and $138.6 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, unpaid capital expenditures that are included in accounts payable and accrued expenses were $8.9 million and $14.7 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2020			As of December 31, 2019
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,703,085	$(2,298,491)	$2,404,594	$4,996,591	$(2,218,404)	$2,778,187
Network location intangibles	1,728,974	(959,001)	769,973	1,764,484	(915,898)	848,586
Intangible assets, net	$6,432,059	$(3,257,492)	$3,174,567	$6,761,075	$(3,134,302)	$3,626,773

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $107.4 million and $102.0 million for the three months ended June 30, 2020 and 2019, respectively, and $218.0 million and $203.8 million for the six months ended June 30, 2020 and 2019, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Salaries and benefits	$15,257	$19,838
Real estate and property taxes	11,134	9,598
Unpaid capital expenditures	8,884	14,669
Other	30,306	23,513
Total accrued expenses	$65,581	$67,618

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2020			December 31, 2019
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Apr. 11, 2023	$—	$—	$—	$490,000	$490,000	$490,000
2018 Term Loan	Apr. 11, 2025	2,352,000	2,269,680	2,335,750	2,364,000	2,369,910	2,346,183
2013-2C Tower Securities (1)	Apr. 11, 2023	575,000	606,211	571,459	575,000	585,954	570,866
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	678,522	615,663	620,000	644,912	615,205
2015-1C Tower Securities (1)	Oct. 8, 2020	500,000	502,605	499,298	500,000	502,095	498,090
2016-1C Tower Securities (1)	Jul. 9, 2021	700,000	712,838	697,930	700,000	704,095	696,936
2017-1C Tower Securities (1)	Apr. 11, 2022	760,000	781,113	756,104	760,000	763,405	755,061
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	679,430	635,187	640,000	658,266	634,344
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,229,017	1,154,002	1,165,000	1,158,057	1,153,086
2014 Senior Notes	Jul. 15, 2022	—	—	—	750,000	760,313	743,580
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,126,125	1,087,566	1,100,000	1,142,625	1,086,241
2017 Senior Notes	Oct. 1, 2022	750,000	753,750	745,728	750,000	764,063	744,833
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,496,250	1,480,881	—	—	—
Total debt		$10,662,000	$10,835,541	$10,579,568	$10,414,000	$10,543,695	$10,334,425
Less: current maturities of long-term debt				(24,000)			(522,090)
Total long-term debt, net of current maturities				$10,555,568			$9,812,335

(1) The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the three months ended June 30,				For the six months ended June 30,
	Interest	2020		2019		2020		2019
	Rates as of	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	June 30, 2020	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.597%	$1,661	$—	$1,564	$—	$4,375	$—	$4,401	$—
2018 Term Loan (1)	3.464%	20,950	2,030	26,944	190	43,152	4,052	53,866	376
2013-2C Tower Securities	3.722%	5,396	—	5,396	—	10,792	—	10,792	—
2014 Tower Securities (2)	3.869%	6,046	—	12,785	—	12,092	—	25,569	—
2015-1C Tower Securities	3.156%	3,985	—	3,985	—	7,969	—	7,969	—
2016-1C Tower Securities	2.877%	5,090	—	5,090	—	10,181	—	10,181	—
2017-1C Tower Securities	3.168%	6,088	—	6,088	—	12,173	—	12,173	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—	11,141	—	11,141	—
2019-1C Tower Securities	2.836%	8,357	—	—	—	16,714	—	—	—
2014 Senior Notes	4.875%	—	—	9,141	199	3,352	112	18,281	395
2016 Senior Notes	4.875%	13,406	275	13,406	262	26,813	547	26,813	521
2017 Senior Notes	4.000%	7,500	—	7,500	—	15,000	—	15,000	—
2020 Senior Notes	3.875%	11,571	32	—	—	17,707	32	—	—
Other		67	—	(22)	—	77	—	(72)	—
Total		$95,687	$2,337	$97,447	$651	$191,538	$4,743	$196,114	$1,292

(1) The 2018 Term Loan has a blended rate of 3.464% which includes the impact of the interest rate swaps entered into in 2019 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swaps, the 2018 Term Loan was accruing interest at 1.93% as of June 30, 2020.

(2) The 2014-1C Tower Securities, which was repaid September 13, 2019, accrued interest at 2.898%. The 2014-2C Tower Securities accrue interest at 3.869%.

Revolving Credit Facility under the Senior Credit Agreement

During the three months ended June 30, 2020, the Company borrowed $15.0 million and repaid $500.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2020, the Company borrowed $515.0 million and repaid $1.0 billion of the outstanding balance under the Revolving Credit Facility. As of June 30, 2020, the Company had no amount outstanding under the $1.25 billion Revolving Credit Facility. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of June 30, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

As of the date of this filing, the Company had no amount outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

During the three and six months ended June 30, 2020, the Company repaid an aggregate of $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2020, the 2018 Term Loan had a principal balance of $2.4 billion.

Secured Tower Revenue Securities

As of June 30, 2020, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust (defined below) consists of a non-recourse mortgage loan made in favor of the Borrowers.

2020 Tower Securities

On July 14, 2020, the Company, through a New York common law trust (the “Trust”), issued $750.0 million of 1.884% Secured Tower Revenue Securities Series 2020-1C which have an anticipated repayment date of January 9, 2026 and a final maturity date of July 11, 2050 (the “2020-1C Tower Securities”) and $600.0 million of 2.328% Secured Tower Revenue Securities Series 2020-2C which have an anticipated repayment date of January 11, 2028 and a final maturity date of July 9, 2052 (the “2020-2C Tower

Securities”) (collectively the “2020 Tower Securities”). The aggregate $1.35 billion of 2020 Tower Securities have a blended interest rate of 2.081% and a weighted average life through the anticipated repayment date of 6.4 years. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2015-1C Tower Securities ($500.0 million) and the 2016-1C Tower Securities ($700.0 million). The remaining net proceeds were used for general corporate purposes. The Company has incurred deferred financing fees of $13.6 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2020 Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $71.1 million of Secured Tower Revenue Securities Series 2020-2R issued by the Trust. These securities have an anticipated repayment date of January 11, 2028 and a final maturity date of July 9, 2052 (the “2020-2R Tower Securities”). The fixed interest rate on the 2020-2R Tower Securities is 4.336% per annum, payable monthly. Principal and interest payments made on the 2020-2R Tower Securities eliminate in consolidation.

Senior Notes

2014 Senior Notes

On February 20, 2020, the Company redeemed the entire $750.0 million balance of the 2014 Senior Notes with proceeds from the 2020 Senior Notes (defined below). In addition, the Company paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

2020 Senior Notes

On February 4, 2020, the Company issued $1.0 billion of unsecured senior notes at par value (the “2020-1 Senior Notes”). On May 26, 2020, the Company issued $500.0 million of additional unsecured senior notes under the same indenture at 99.500% of par value (the “2020-2 Senior Notes”). These notes, collectively the “2020 Senior Notes,” accrue interest at a rate of 3.875% per annum and are due February 15, 2027. Interest on the 2020 Senior Notes is due semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. Net proceeds from these offerings were used to redeem all of the outstanding principal amount of the 2014 Senior Notes, repay amounts outstanding under the Revolving Credit Facility, and for general corporate purposes. The Company incurred financing fees of $17.3 million to date in relation to these transactions, which are being amortized through the maturity date.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

Total number of shares purchased (in millions) (1)	—	0.5	0.8	0.5
Average price paid per share (1)	$—	$204.06	$242.86	$204.06
Total price paid (in millions) (1)	$—	$94.6	$200.0	$94.6

(1) Amounts are calculated based on the trade date. For the six months ended June 30, 2020, this differs from the Consolidated Statements of Cash Flows which calculate share repurchases based on the settlement date and includes an additional $3.3 million spent to repurchase 13,870 shares which settled on January 2, 2020.

Dividends

As of June 30, 2020, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020
May 5, 2020	May 28, 2020	$0.465	$52.0 million	June 18, 2020

Subsequent to June 30, 2020, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 3, 2020	August 25, 2020	$0.465	September 22, 2020

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

On February 25, 2020, the Company’s 2010 Performance and Equity Incentive Plan (the “2010 Plan”) expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Performance and Equity Incentive Plan (the “2020 Plan”) which provides for the issuance of a maximum of 3.0 million shares of the Company’s Class A common stock (of which approximately 3.0 million shares remain available for future issuance as of June 30, 2020). The 2020 Plan also provides for the issuance of additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

	For the six months ended
	June 30,
	2020	2019

Risk free interest rate	1.66%	1.84% - 2.47%
Dividend yield	1.3%	1.3%
Expected volatility	20%	20%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2020 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2019	4,507	$133.68
Granted	10	$240.99
Exercised	(1,164)	$109.72
Forfeited/canceled	(19)	$171.25
Outstanding at June 30, 2020	3,334	$142.15	4.2	$519,323
Exercisable at June 30, 2020	1,821	$124.40	3.5	$316,048
Unvested at June 30, 2020	1,513	$163.53	5.1	$203,275

The weighted-average per share fair value of options granted during the six months ended June 30, 2020 was $41.09. The total intrinsic value for options exercised during the six months ended June 30, 2020 was $211.2 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2020:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	313	$152.98	—	$—
Granted (1)	98	$290.67	149	$375.81
Vested	(129)	$141.90	—	$—
Forfeited/canceled	(5)	$190.95	—	$—
Outstanding at June 30, 2020	277	$206.26	149	$375.81

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

13.INCOME TAXES

The primary reasons for the difference between the Company’s effective tax rate and the U.S. statutory rate are the Company’s REIT election and the Company’s full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary (“TRS”). The TRS has concluded that it is not more likely than not that its deferred tax assets will be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2020	(in thousands)
Revenues	$388,018	$94,385	$24,823	$—	$507,226
Cost of revenues (2)	64,093	27,505	19,904	—	111,502
Operating profit	323,925	66,880	4,919	—	395,724
Selling, general, and administrative expenses	25,233	9,035	4,494	10,326	49,088
Acquisition and new business initiatives
related adjustments and expenses	3,004	1,630	—	—	4,634
Asset impairment and decommission costs	5,342	900	—	—	6,242
Depreciation, amortization and accretion	134,569	42,011	597	1,529	178,706
Operating income (loss)	155,777	13,304	(172)	(11,855)	157,054
Other expense (principally interest expense
and other income (expense))				(134,101)	(134,101)
Income before income taxes					22,953
Cash capital expenditures (3)	38,507	17,201	282	1,202	57,192

For the three months ended June 30, 2019
Revenues	$369,180	$89,823	$41,144	$—	$500,147
Cost of revenues (2)	65,576	27,884	30,988	—	124,448
Operating profit	303,604	61,939	10,156	—	375,699
Selling, general, and administrative expenses	27,193	8,310	6,885	13,136	55,524
Acquisition and new business initiatives
related adjustments and expenses	1,272	1,267	—	—	2,539
Asset impairment and decommission costs	8,815	805	—	—	9,620
Depreciation, amortization and accretion	131,413	38,194	678	1,279	171,564
Operating income (loss)	134,911	13,363	2,593	(14,415)	136,452
Other expense (principally interest expense
and other income (expense))				(88,871)	(88,871)
Income before income taxes					47,581
Cash capital expenditures (3)	113,200	18,411	883	624	133,118

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2020	(in thousands)
Revenues	$774,361	$200,397	$49,534	$—	$1,024,292
Cost of revenues (2)	127,997	59,400	39,620	—	227,017
Operating profit	646,364	140,997	9,914	—	797,275
Selling, general, and administrative expenses	52,555	16,966	8,950	20,233	98,704
Acquisition and new business initiatives
related adjustments and expenses	5,601	2,832	—	—	8,433
Asset impairment and decommission costs	16,168	4,429	—	—	20,597
Depreciation, amortization and accretion	268,375	88,623	1,213	3,074	361,285
Operating income (loss)	303,665	28,147	(249)	(23,307)	308,256
Other expense (principally interest expense
and other income (expense))				(479,774)	(479,774)
Loss before income taxes					(171,518)
Cash capital expenditures (3)	139,813	43,634	1,064	2,396	186,907

For the six months ended June 30, 2019
Revenues	$732,017	$179,169	$82,254	$—	$993,440
Cost of revenues (2)	130,690	55,485	62,089	—	248,264
Operating profit	601,327	123,684	20,165	—	745,176
Selling, general, and administrative expenses	56,086	13,998	12,591	23,808	106,483
Acquisition and new business initiatives
related adjustments and expenses	1,980	2,996	—	—	4,976
Asset impairment and decommission costs	12,449	2,942	—	—	15,391
Depreciation, amortization and accretion	261,657	76,989	1,240	2,716	342,602
Operating income (loss)	269,155	26,759	6,334	(26,524)	275,724
Other expense (principally interest expense
and other income (expense))				(191,947)	(191,947)
Income before income taxes					83,777
Cash capital expenditures (3)	174,710	47,928	1,808	1,199	225,645

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (1)	Total

Assets	(in thousands)
As of June 30, 2020	$5,996,130	$2,893,042	$50,702	$450,665	$9,390,539
As of December 31, 2019	$6,157,511	$3,381,448	$81,772	$139,210	$9,759,941

(1)Assets in Other consist primarily of general corporate assets and short-term investments.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and financing leases.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $115.3 million and $111.9 million for the six months ended June 30, 2020 and 2019, respectively. Total long-lived assets in Brazil were $1.0 billion and $1.4 billion as of June 30, 2020 and December 31, 2019, respectively.

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

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to SBA
Communications Corporation	$22,813	$31,973	$(104,247)	$57,962
Denominator:
Basic weighted-average shares outstanding	111,738	113,205	111,823	112,958
Dilutive impact of stock options and restricted shares	1,896	1,735	—	1,685
Diluted weighted-average shares outstanding	113,634	114,940	111,823	114,643
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.20	$0.28	$(0.93)	$0.51
Diluted	$0.20	$0.28	$(0.93)	$0.51

For the three months ended June 30, 2020, the diluted weighted average number of common shares outstanding excluded an additional 3,467 shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the six months ended June 30, 2020, all potential common stock equivalents, including 3.3 million shares of stock options outstanding, 0.3 million shares of RSUs outstanding, and 0.1 million shares of PSUs outstanding, were excluded as the effect would be anti-dilutive.

For the three and six months ended June 30, 2019, the diluted weighted average number of common shares outstanding excluded an additional 0.7 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

16. REDEEMABLE NONCONTROLLING INTERESTS

In August 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which operated under the name Atlas Tower South Africa (“Atlas SA”). As a result of the transaction, the Company has consolidated the results of the entity into its financial statements. As of June 30, 2020, the fair market value of the 6% noncontrolling interest was $14.3 million. The fair value assigned to the redeemable noncontrolling interest is estimated using Level 3 inputs.

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

The components of the redeemable noncontrolling interest are as follows (in thousands):

	For the three months ended	For the six months ended
	June 30, 2020	June 30, 2020

Beginning balance	$14,478	$16,052
Foreign currency translation adjustments	180	(1,004)
Adjustment to fair value	(614)	(130)
Net (loss) income attributable to noncontrolling interests	305	(569)
Ending balance	$14,349	$14,349

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. The Company has an interest rate swap which has been designated as a cash flow hedge. As of June 30, 2020, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net.

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

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2020	2019

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$162,260	$42,698
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements in a fair value asset position	Other assets	$116,451	$47,583
Interest rate swap agreements in a fair value liability position	Other long-term liabilities	$113,259	$47,583

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six month periods ended June 30, 2020 and 2019.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(17,326)	$—	$(125,208)	$—
Amount recognized in Non-cash interest expense	$(2,822)	$—	$(5,646)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$4,642	$—	$9,285	$—
Change in fair value recorded in Other income (expense), net	$(774)	$—	$3,192	$—

On August 6, 2020, the Company terminated an interest rate swap designated as a hedged instrument in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap with $1.95 billion of notional value receiving interest at one month LIBOR for a fixed rate of 0.1239% per annum settled monthly through the maturity date of the 2018 Term Loan.

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

On April 1, 2020, T-Mobile finalized a merger with Sprint and now operates as T-Mobile. For the three months ended June 30, 2020, T-Mobile represented 40.4% of the Company’s total domestic site leasing revenue and 53.0% of the Company’s site development revenue. For the six months ended June 30, 2020, T-Mobile represented 40.8% of the Company’s total domestic site leasing revenue and 53.8% of the Company’s site development revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 98.8% of our total segment operating profit for the six months ended June 30, 2020. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2020, we owned 32,610 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of June 30, 2020, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2020. In addition, as of June 30, 2020, approximately 30.4% of our total towers are located in Brazil and less than 4% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of June 30, 2020, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
	June 30,		June 30,

Segment operating profit as a percentage of total	2020	2019	2020	2019

Domestic site leasing	81.9%	80.8%	81.1%	80.7%
International site leasing	16.9%	16.5%	17.7%	16.6%
Total site leasing	98.8%	97.3%	98.8%	97.3%

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

On April 1, 2020, T-Mobile finalized a merger with Sprint and now operates as T-Mobile. For the three months ended June 30, 2020, T-Mobile represented 40.4% of our total domestic site leasing revenue and 53.0% of our site development revenue. For the six months ended June 30, 2020, T-Mobile represented 40.8% of our total domestic site leasing revenue and 53.8% of our site development revenue.

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

COVID-19 Update

During the six months ended June 30, 2020, we experienced minimal impact to our business or results of operations from the coronavirus (COVID-19) pandemic. The extent to which COVID-19 could adversely affect our future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19, and methods taken to contain or treat the outbreak of COVID-19. While the full impact of COVID-19 is not yet known, we will continue to monitor this recent outbreak and the potential effects on our business.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$388,018	$369,180	$—	$18,838	5.1%
International site leasing	94,385	89,823	(21,411)	25,973	28.9%
Site development	24,823	41,144	—	(16,321)	(39.7%)
Total	$507,226	$500,147	$(21,411)	$28,490	5.7%
Cost of Revenues
Domestic site leasing	$64,093	$65,576	$—	$(1,483)	(2.3%)
International site leasing	27,505	27,884	(6,880)	6,501	23.3%
Site development	19,904	30,988	—	(11,084)	(35.8%)
Total	$111,502	$124,448	$(6,880)	$(6,066)	(4.9%)
Operating Profit
Domestic site leasing	$323,925	$303,604	$—	$20,321	6.7%
International site leasing	66,880	61,939	(14,531)	19,472	31.4%
Site development	4,919	10,156	—	(5,237)	(51.6%)

Revenues

Domestic site leasing revenues increased $18.8 million for the three months ended June 30, 2020, as compared to the prior year, primarily due to (1) revenues from 180 towers acquired and 28 towers built since April 1, 2019 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $4.6 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $26.0 million. These changes were primarily due to (1) revenues from 2,294 towers acquired and 451 towers built since April 1, 2019 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 10.8% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues decreased $16.3 million for the three months ended June 30, 2020, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Operating Profit

Domestic site leasing segment operating profit increased $20.3 million for the three months ended June 30, 2020, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since April 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $4.9 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $19.5 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since April 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit decreased $5.2 million for the three months ended June 30, 2020, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$25,233	$27,193	$—	$(1,960)	(7.2%)
International site leasing	9,035	8,310	(1,451)	2,176	26.2%
Total site leasing	$34,268	$35,503	$(1,451)	$216	0.6%
Site development	4,494	6,885	—	(2,391)	(34.7%)
Other	10,326	13,136	—	(2,810)	(21.4%)
Total	$49,088	$55,524	$(1,451)	$(4,985)	(9.0%)

Selling, general, and administrative expenses decreased $6.4 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $5.0 million. These changes were primarily as a result of decreases in noncash compensation due to the acceleration of unrecognized stock compensation expense in the prior year related to the adoption of the retirement plan, back-office operating expenses, and travel related expenses. These decreases were partially offset by increases in personnel and other support related costs due in part to our continued international expansion and charitable contributions related to COVID-19 relief.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,004	$1,272	$—	$1,732	136.2%
International site leasing	1,630	1,267	(249)	612	48.3%
Total	$4,634	$2,539	$(249)	$2,344	92.3%

Acquisition and new business initiatives related adjustments and expenses increased $2.1 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $2.3 million. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$5,342	$8,815	$—	$(3,473)	(39.4%)
International site leasing	900	805	(282)	377	46.8%
Total	$6,242	$9,620	$(282)	$(3,096)	(32.2%)

Asset impairment and decommission costs decreased $3.4 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs decreased $3.1 million. These changes were primarily as a result of a $4.5 million decrease in the impairment charge recorded due to sites decommissioned in the second quarter of 2020 compared to the prior year period, partially offset by a $1.1 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$134,569	$131,413	$—	$3,156	2.4%
International site leasing	42,011	38,194	(9,548)	13,365	35.0%
Total site leasing	$176,580	$169,607	$(9,548)	$16,521	9.7%
Site development	597	678	—	(81)	(11.9%)
Other	1,529	1,279	—	250	19.5%
Total	$178,706	$171,564	$(9,548)	$16,690	9.7%

Depreciation, accretion, and amortization expense increased $7.1 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $16.7 million. These changes were primarily due to an increase in the number of towers we acquired and built since April 1, 2019, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$155,777	$134,911	$—	$20,866	15.5%
International site leasing	13,304	13,363	(3,001)	2,942	22.0%
Total site leasing	$169,081	$148,274	$(3,001)	$23,808	16.1%
Site development	(172)	2,593	—	(2,765)	(106.6%)
Other	(11,855)	(14,415)	—	2,560	(17.8%)
Total	$157,054	$136,452	$(3,001)	$23,603	17.3%

Domestic site leasing operating income increased $20.9 million for the three months ended June 30, 2020, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs and selling, general, and administrative expenses, partially offset by increases in depreciation, accretion, and amortization expense and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income decreased $0.1 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $2.9 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, acquisition and new business initiatives related adjustments and expenses, and asset impairment and decommission costs.

Site development operating income decreased $2.8 million for the three months ended June 30, 2020, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from Sprint and T-Mobile, partially offset by a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$699	$1,581	$(155)	$(727)	(46.0%)
Interest expense	(95,687)	(97,447)	(13)	1,773	(1.8%)
Non-cash interest expense	(2,337)	(651)	—	(1,686)	259.0%
Amortization of deferred financing fees	(5,188)	(5,116)	—	(72)	1.4%
Other (expense) income, net	(31,588)	12,762	(40,376)	(3,974)	(107.6%)
Total	$(134,101)	$(88,871)	$(40,544)	$(4,686)	4.8%

Interest expense decreased $1.8 million for the three months ended June 30, 2020, as compared to the prior year primarily due to a lower weighted average interest rate as compared to the prior year, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Non-cash interest expense increased $1.7 million for the three months ended June 30, 2020, as compared to the prior year primarily related to amortization on our interest rate swaps de-designated as cash flow hedges.

Other (expense) income, net includes a $31.2 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2020. For the three months ended June 30, 2019, other (expense) income, net included a $9.1 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Benefit (Provision) for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$165	$(15,608)	$15,113	$660	(5.3%)

Benefit for income taxes increased $15.8 million for the three months ended June 30, 2020, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $0.7 million primarily due to a decrease in domestic and foreign income taxes partially offset by an increase in foreign withholding taxes.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$23,118	$31,973	$(28,432)	$19,577	74.7%

Net income decreased $8.9 million for the three months ended June 30, 2020, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, partially offset by increases in operating income and benefit for income taxes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$774,361	$732,017	$—	$42,344	5.8%
International site leasing	200,397	179,169	(33,469)	54,697	30.5%
Site development	49,534	82,254	—	(32,720)	(39.8%)
Total	$1,024,292	$993,440	$(33,469)	$64,321	6.5%
Cost of Revenues
Domestic site leasing	$127,997	$130,690	$—	$(2,693)	(2.1%)
International site leasing	59,400	55,485	(10,802)	14,717	26.5%
Site development	39,620	62,089	—	(22,469)	(36.2%)
Total	$227,017	$248,264	$(10,802)	$(10,445)	(4.2%)
Operating Profit
Domestic site leasing	$646,364	$601,327	$—	$45,037	7.5%
International site leasing	140,997	123,684	(22,667)	39,980	32.3%
Site development	9,914	20,165	—	(10,251)	(50.8%)

Revenues

Domestic site leasing revenues increased $42.3 million for the six months ended June 30, 2020, as compared to the prior year, primarily due to (1) revenues from 208 towers acquired and 35 towers built since January 1, 2019 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $21.2 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $54.7 million. These changes were primarily due to (1) revenues from 2,320 towers acquired and 516 towers built since January 1, 2019 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 11.8% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues decreased $32.7 million for the six months ended June 30, 2020, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Operating Profit

Domestic site leasing segment operating profit increased $45.0 million for the six months ended June 30, 2020, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $17.3 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $40.0 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit decreased $10.3 million for the six months ended June 30, 2020, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$52,555	$56,086	$—	$(3,531)	(6.3%)
International site leasing	16,966	13,998	(1,890)	4,858	34.7%
Total site leasing	$69,521	$70,084	$(1,890)	$1,327	1.9%
Site development	8,950	12,591	—	(3,641)	(28.9%)
Other	20,233	23,808	—	(3,575)	(15.0%)
Total	$98,704	$106,483	$(1,890)	$(5,889)	(5.5%)

Selling, general, and administrative expenses decreased $7.8 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $5.9 million. These changes were primarily as a result of decreases in noncash compensation due to the acceleration of unrecognized stock compensation expense in the prior year related to the adoption of the retirement plan, back-office operating expenses, and travel related expenses. These decreases were partially offset by increases in personnel and other support related costs due in part to our continued international expansion and charitable contributions related to COVID-19 relief.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$5,601	$1,980	$—	$3,621	182.9%
International site leasing	2,832	2,996	(373)	209	7.0%
Total	$8,433	$4,976	$(373)	$3,830	77.0%

Acquisition and new business initiatives related adjustments and expenses increased $3.5 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $3.8 million. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$16,168	$12,449	$—	$3,719	29.9%
International site leasing	4,429	2,942	(379)	1,866	63.4%
Total	$20,597	$15,391	$(379)	$5,585	36.3%

Asset impairment and decommission costs increased $5.2 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $5.6 million. These changes were primarily as a result of a $8.8 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a $3.6 million decrease in the impairment charge recorded due to sites decommissioned in the six months ended June 30, 2020 compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$268,375	$261,657	$—	$6,718	2.6%
International site leasing	88,623	76,989	(14,912)	26,546	34.5%
Total site leasing	$356,998	$338,646	$(14,912)	$33,264	9.8%
Site development	1,213	1,240	—	(27)	(2.2%)
Other	3,074	2,716	—	358	13.2%
Total	$361,285	$342,602	$(14,912)	$33,595	9.8%

Depreciation, accretion, and amortization expense increased $18.7 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $33.6 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2019, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$303,665	$269,155	$—	$34,510	12.8%
International site leasing	28,147	26,759	(5,113)	6,501	24.3%
Total site leasing	$331,812	$295,914	$(5,113)	$41,011	13.9%
Site development	(249)	6,334	—	(6,583)	(103.9%)
Other	(23,307)	(26,524)	—	3,217	(12.1%)
Total	$308,256	$275,724	$(5,113)	$37,645	13.7%

Domestic site leasing operating income increased $34.5 million for the six months ended June 30, 2020, as compared to the prior year, primarily due to higher segment operating profit and a decrease in selling, general, and administrative expenses, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $1.4 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $6.5 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, asset impairment and decommission costs, and acquisition and new business initiatives related adjustments and expenses.

Site development operating income decreased $6.6 million for the six months ended June 30, 2020, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from Sprint and T-Mobile, partially offset by a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,584	$3,381	$(220)	$(1,577)	(46.6%)
Interest expense	(191,538)	(196,114)	(13)	4,589	(2.3%)
Non-cash interest expense	(4,743)	(1,292)	—	(3,451)	267.1%
Amortization of deferred financing fees	(10,328)	(10,176)	—	(152)	1.5%
Loss from extinguishment of debt, net	(16,864)	—	—	(16,864)	—%
Other (expense) income, net	(257,885)	12,254	(268,906)	(1,233)	(24.2%)
Total	$(479,774)	$(191,947)	$(269,139)	$(18,688)	9.4%

Interest income decreased $1.8 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, interest income decreased $1.6 million. These changes were primarily due to a lower amount of interest bearing domestic investments.

Interest expense decreased $4.6 million for the six months ended June 30, 2020, as compared to the prior year. These changes were primarily due to a lower weighted average interest rate as compared to the prior year, partially offset by a higher average principal amount of cash-interest bearing debt outstanding as compared to the prior year.

Non-cash interest expense increased $3.5 million for the six months ended June 30, 2020, as compared to the prior year primarily related to amortization on our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $16.9 million for the six months ended June 30, 2020 due to the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and financing fees related to the redemption of the 2014 Senior Notes.

Other (expense) income, net includes a $261.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries as well as a $3.2 million net gain on the change in fair value related to interest rate swaps not designated as hedges for the six months ended June 30, 2020. Other (expense) income, net includes a $7.0 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the six months ended June 30, 2019.

Benefit (Provision) for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$66,702	$(25,815)	$90,101	$2,416	(10.3%)

Benefit for income taxes increased $92.5 million for the six months ended June 30, 2020, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $2.4 million primarily due to a decrease in domestic and foreign income taxes partially offset by an increase in foreign withholding taxes.

Net (Loss) Income:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(104,816)	$57,962	$(184,151)	$21,373	39.5%

Net loss was $104.8 million for the six months ended June 30, 2020, as compared to net income of $58.0 million in the prior year period. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries and a loss from extinguishment of debt in the current year period, partially offset by increases in operating income and benefit for income taxes.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$23,118	$31,973	$(28,432)	$19,577	74.7%
Non-cash straight-line leasing revenue	(346)	(2,892)	(55)	2,601	(89.9%)
Non-cash straight-line ground lease expense	3,678	5,268	(16)	(1,574)	(29.9%)
Non-cash compensation	18,579	24,487	(325)	(5,583)	(22.8%)
Other expense (income), net	31,588	(12,762)	40,376	3,974	(107.6%)
Acquisition and new business initiatives
related adjustments and expenses	4,634	2,539	(249)	2,344	92.3%
Asset impairment and decommission costs	6,242	9,620	(282)	(3,096)	(32.2%)
Interest income	(699)	(1,581)	155	727	(46.0%)
Total interest expense (1)	103,212	103,214	13	(15)	(0.0%)
Depreciation, accretion, and amortization	178,706	171,564	(9,548)	16,690	9.7%
(Benefit) provision for income taxes (2)	55	15,808	(15,113)	(640)	(5.0%)
Adjusted EBITDA	$368,767	$347,238	$(13,476)	$35,005	10.1%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(104,816)	$57,962	$(184,151)	$21,373	39.5%
Non-cash straight-line leasing revenue	(2,687)	(5,537)	(24)	2,874	(51.9%)
Non-cash straight-line ground lease expense	7,527	11,357	(22)	(3,808)	(33.5%)
Non-cash compensation	34,857	47,901	(660)	(12,384)	(25.9%)
Loss from extinguishment of debt, net	16,864	—	—	16,864	—%
Other expense (income), net	257,885	(12,254)	268,906	1,233	24.2%
Acquisition and new business initiatives
related adjustments and expenses	8,433	4,976	(373)	3,830	77.0%
Asset impairment and decommission costs	20,597	15,391	(379)	5,585	36.3%
Interest income	(1,584)	(3,381)	220	1,577	(46.6%)
Total interest expense (1)	206,609	207,582	13	(986)	(0.5%)
Depreciation, accretion, and amortization	361,285	342,602	(14,912)	33,595	9.8%
(Benefit) provision for income taxes (2)	(66,255)	26,211	(90,102)	(2,364)	(9.9%)
Adjusted EBITDA	$738,715	$692,810	$(21,484)	$67,389	9.7%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)(Benefit) provision for taxes includes $220 and $200 of franchise taxes for the three months ended June 30, 2020 and 2019, respectively, and $447 and $396 of franchise taxes for the six months ended June 30, 2020 and 2019, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $21.5 million for the three months ended June 30, 2020, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $35.0 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit.

Adjusted EBITDA increased $45.9 million for the six months ended June 30, 2020, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $67.4 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2020	June 30, 2019

	(in thousands)
Cash provided by operating activities	$592,418	$466,106
Cash used in investing activities	(413,970)	(255,475)
Cash used in financing activities	(52,121)	(264,463)
Change in cash, cash equivalents, and restricted cash	126,327	(53,832)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(15,809)	2,344
Cash, cash equivalents, and restricted cash, beginning of period	141,120	178,300
Cash, cash equivalents, and restricted cash, end of period	$251,638	$126,812

Operating Activities

Cash provided by operating activities was $592.4 million for the six months ended June 30, 2020 as compared to $466.1 million for the six months ended June 30, 2019. The increase was primarily due to increases in site leasing segment operating profit and cash inflows associated with working capital changes primarily from timing of customer payments, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

Investing Activities

A detail of our investing activities is as follows:

	For the six months ended June 30,
	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets	$(99,424)	$(125,412)
Land buyouts and other assets (1)	(19,611)	(25,770)
Construction and related costs on new builds	(28,012)	(28,150)
Augmentation and tower upgrades	(21,423)	(28,825)
Tower maintenance	(15,180)	(14,029)
General corporate	(2,364)	(1,781)
Net purchases of investments	(225,026)	(30,042)
Other investing activities	(2,930)	(1,466)
Net cash used in investing activities	$(413,970)	$(255,475)

(1)Excludes $3.6 million and $6.7 million spent to extend ground lease terms for the six months ended June 30, 2020 and 2019, respectively.

Subsequent to June 30, 2020, we acquired 25 towers and related assets and one data center for $61.6 million in cash. In addition, we agreed to purchase 100 additional sites for $42.0 million.

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

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended
	June 30, 2020	June 30, 2019

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$(490,000)	$(245,000)
Proceeds from Senior Notes, net of fees and original issue discount (1)	1,480,206	—
Repayment of Senior Notes (1)	(759,143)	—
Proceeds from employee stock purchase/stock option plans, net of taxes	37,316	87,921
Repurchase and retirement of common stock (2)	(203,330)	(94,572)
Payment of dividends on common stock	(104,171)	—
Other financing activities	(12,999)	(12,812)
Net cash used in financing activities	$(52,121)	$(264,463)

(1)For additional information regarding our debt instruments and financings, refer to the Debt Instruments and Debt Service Requirements below.

(2)During the six months ended June 30, 2020, we repurchased 0.8 million shares of our Class A common stock for $200.0 million, at an average price per share of $242.86. Shares repurchased were retired. As of the date of this filing, we had $424.3 million of authorization remaining under the current stock repurchase plan.

Dividend

For the six months ended June 30, 2020, we paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020
May 5, 2020	May 28, 2020	$0.465	$52.0 million	June 18, 2020

Subsequent to June 30, 2020, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 3, 2020	August 25, 2020	$0.465	September 22, 2020

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2020, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2020, we had approximately 1.2 million shares of Class A common stock remaining under this shelf registration statement.

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

During the three months ended June 30, 2020, we borrowed $15.0 million and repaid $500.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2020, we borrowed $515.0 million and repaid $1.0 billion of the outstanding balance under the Revolving Credit Facility. As of June 30, 2020, we had no amount outstanding under the $1.25 billion Revolving Credit Facility. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of June 30, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

As of the date of this filing, we had no amount outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). As of June 30, 2020, the 2018 Term Loan was accruing interest at 1.93% per annum. Principal payments on the 2018 Term Loan are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million.

During the three and six months ended June 30, 2020, we repaid an aggregate of $6.0 million and $12.0 million of principal on the 2018 Term Loan, respectively. As of June 30, 2020, the 2018 Term Loan had a principal balance of $2.4 billion.

On December 3, 2019, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, entered into a series of interest rate swaps on a portion of our 2018 Term Loan. As a result, we swapped $1.95 billion of notional value receiving interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum settled monthly through the maturity date of the 2018 Term Loan. On August 6, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, terminated interest rate swaps entered into in 2019 in exchange for a payment of $176.2 million. On the same date, we entered into an interest rate swap with $1.95 billion of notional value receiving interest at one month LIBOR for a fixed rate of 0.1239% per annum settled monthly through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

As of June 30, 2020, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $5.0 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0 million	3.722%	Apr. 11, 2023	Apr. 9, 2048
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2015-1C Tower Securities (1)	Oct. 14, 2015	$500.0 million	3.156%	Oct. 8, 2020	Oct. 10, 2045
2016-1C Tower Securities (1)	Jul. 7, 2016	$700.0 million	2.877%	Jul. 9, 2021	Jul. 10, 2046
2017-1C Tower Securities	Apr. 17, 2017	$760.0 million	3.168%	Apr. 11, 2022	Apr. 9, 2047
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050

(1)On July 14, 2020, we repaid the entire aggregate principal amounts of the 2015-1C Tower Securities and the 2016-1C Tower Securities in connection with the issuance of the 2020 Tower Securities (as defined below).

As of June 30, 2020, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

On July 14, 2020, we, through the Trust, issued $750.0 million of 1.884% Secured Tower Revenue Securities Series 2020-1C which have an anticipated repayment date of January 9, 2026 and a final maturity date of July 11, 2050 (the “2020-1C Tower Securities”) and $600.0 million of 2.328% Secured Tower Revenue Securities Series 2020-2C which have an anticipated repayment date of January 11, 2028 and a final maturity date of July 9, 2052 (the “2020-2C Tower Securities”) (collectively the “2020 Tower Securities”). The aggregate $1.35 billion of 2020 Tower Securities have a blended interest rate of 2.081% and a weighted average life through the anticipated repayment date of 6.4 years. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2015-1C Tower Securities ($500.0 million) and the 2016-1C Tower Securities ($700.0 million). The remaining net proceeds of the 2020 Tower Securities were used for general corporate purposes. We have incurred deferred financing fees of $13.6 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2020 Tower Securities.

Risk Retention Tower Securities

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased (1) $40.0 million of Secured Tower Revenue Securities Series 2017-1R (the “2017-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.459% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2017-1C Tower Securities, (2) $33.7 million of Secured Tower Revenue Securities Series 2018-1R (the “2018-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.949% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2018-1C Tower Securities, (3) $61.4 million of Secured Tower Revenue Securities Series 2019-1R (the “2019-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.213% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2019-1C Tower Securities, and (4) $71.1 million of Secured Tower Revenue Securities Series 2020-2R (the “2020-2R Tower Securities”) issued by the Trust with a fixed interest rate of 4.336% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2020-2C Tower Securities. Principal and interest payments made on the 2017-1R Tower Securities, 2018-1R Tower Securities, 2019-1R Tower Securities, and 2020-2R Tower Securities eliminate in consolidation.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate	Maturity Date	Interest Due Dates	% of Par Value
2016 Senior Notes	Aug. 15, 2016	$1.1 billion	4.875%	Sep. 1, 2024	Mar. 1 & Sep. 1	99.178%
2017 Senior Notes	Oct. 13, 2017	$750.0 million	4.000%	Oct. 1, 2022	Apr. 1 & Oct. 1	100.000%
2020-1 Senior Notes (1)	Feb. 4, 2020	$1.0 billion	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	100.000%
2020-2 Senior Notes (1)	May 26, 2020	$500.0 million	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	99.500%

(1)On February 4, 2020, we issued $1.0 billion of unsecured senior notes at par value (the “2020-1 Senior Notes”), and on May 26, 2020, we issued $500.0 million of additional unsecured senior notes under the same indenture at 99.500% of par value (the “2020-2 Senior Notes”) (collectively, the “2020 Senior Notes”). Net proceeds from these offerings were used to redeem the entire $750.0 million outstanding principal amount of the 2014 Senior Notes, repay amounts outstanding under the Revolving Credit Facility, and for general corporate purposes. In addition, we paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations. Interest on the 2020 Senior Notes begins August 15, 2020. We incurred financing fees of $17.3 million to date in relation to this transaction, which are being amortized through the maturity date.

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

Debt Service

As of June 30, 2020, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of June 30, 2020 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility	$3,125
2018 Term Loan (1)	105,469
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2015-1C Tower Securities (2)(3)	504,559
2016-1C Tower Securities (3)	20,361
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2020 Senior Notes	58,125
Total debt service for the next 12 months (3)	$901,031

(1)Total debt service on the 2018 Term Loan includes the impact of interest rate swaps entered into in 2019 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan. Total debt service on the 2018 Term Loan excludes the impact of the interest rate swap entered into on August 6, 2020.

(2)The anticipated repayment date and the final maturity date for the 2015-1C Tower Securities is October 8, 2020 and October 10, 2045, respectively. Interest expense included above is through the anticipated repayment date.

(3)Total debt service excludes interest payments on the $1.35 billion 2020 Tower Securities issued July 14, 2020, proceeds from which were used to repay the entire aggregate principal amount of the 2015-1C Tower Securities ($500.0 million) and the 2016-1C Tower Securities ($700.0 million).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value

	(in thousands)
2018 Term Loan	$12,000	$24,000	$24,000	$24,000	$24,000	$2,244,000	$2,352,000	$2,269,680
2013-2C Tower Securities (1)	—	—	—	575,000	—	—	575,000	606,211
2014-2C Tower Securities (1)	—	—	—	—	620,000	—	620,000	678,522
2015-1C Tower Securities (1)(2)	500,000	—	—	—	—	—	500,000	502,605
2016-1C Tower Securities (1)(2)	—	700,000	—	—	—	—	700,000	712,838
2017-1C Tower Securities (1)	—	—	760,000	—	—	—	760,000	781,113
2018-1C Tower Securities (1)	—	—	—	640,000	—	—	640,000	679,430
2019-1C Tower Securities (1)	—	—	—	—	—	1,165,000	1,165,000	1,229,017
2016 Senior Notes	—	—	—	—	1,100,000	—	1,100,000	1,126,125
2017 Senior Notes	—	—	750,000	—	—	—	750,000	753,750
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,496,250
Total debt obligation (2)	$512,000	$724,000	$1,534,000	$1,239,000	$1,744,000	$4,909,000	$10,662,000	$10,835,541

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(2)On July 14, 2020, we, through the trust, issued $750.0 million of 2020-1C Tower Securities and $600.0 million of 2020-2C Tower Securities. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2015-1C Tower Securities ($500.0 million) and the 2016-1C Tower Securities ($700.0 million). The remaining net proceeds of the 2020 Tower Securities were used for general corporate purposes.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. During 2019, we, through our wholly owned subsidiary, SBA Senior Finance II, LLC, entered into interest rate swaps on a portion of our 2018 Term Loan, which as of December 31, 2019, swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 3.78% per annum through the maturity date of the 2018 Term Loan. On August 6, 2020, we terminated the interest rate swap entered into in 2019 and entered into a new interest rate swap for $1.95 billion of notional value receiving interest at one month LIBOR and paying a fixed rate of 0.1239% per annum settled monthly through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, there is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.

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

Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2020, approximately 14.1% of our revenues and approximately 17.4% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2020. As of June 30, 2020, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the six months ended June 30, 2020.

As of June 30, 2020, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2020 would have resulted in approximately $79.9 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2020. Based on such evaluation, such officers have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.90*	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 6, 2020	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2020	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)