Form 10-Q
period 2020-09-30
SBA COMMUNICATIONS CORP
filed 2020-11-05
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 111,114,641 shares of Class A common stock as of October 31, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$271,874	$108,309
Restricted cash	61,572	30,243
Accounts receivable, net	68,042	132,125
Costs and estimated earnings in excess of billings on uncompleted contracts	27,109	26,313
Prepaid expenses and other current assets	29,994	37,281
Total current assets	458,591	334,271
Property and equipment, net	2,668,004	2,794,602
Intangible assets, net	3,063,498	3,626,773
Right-of-use assets, net	2,340,035	2,572,217
Other assets	504,554	432,078
Total assets	$9,034,682	$9,759,941
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$29,230	$31,846
Accrued expenses	62,523	67,618
Current maturities of long-term debt	24,000	522,090
Deferred revenue	155,799	113,507
Accrued interest	33,885	49,269
Current lease liabilities	229,177	247,015
Other current liabilities	16,634	16,948
Total current liabilities	551,248	1,048,293
Long-term liabilities:
Long-term debt, net	10,692,710	9,812,335
Long-term lease liabilities	2,080,916	2,279,400
Other long-term liabilities	181,012	270,868
Total long-term liabilities	12,954,638	12,362,603
Redeemable noncontrolling interests	15,194	16,052
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 111,443 shares and
111,775 shares issued and outstanding at September 30, 2020 and December 31, 2019,
respectively	1,114	1,118
Additional paid-in capital	2,563,979	2,461,335
Accumulated deficit	(6,177,879)	(5,560,695)
Accumulated other comprehensive loss, net	(873,612)	(568,765)
Total shareholders' deficit	(4,486,398)	(3,667,007)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,034,682	$9,759,941

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Revenues:
Site leasing	$486,765	$468,572	$1,461,523	$1,379,758
Site development	36,175	38,975	85,708	121,229
Total revenues	522,940	507,547	1,547,231	1,500,987
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	92,722	92,993	280,120	279,167
Cost of site development	28,797	30,516	68,417	92,606
Selling, general, and administrative expenses (1)	48,152	42,272	146,856	148,755
Acquisition and new business initiatives related
adjustments and expenses	4,124	4,692	12,557	9,669
Asset impairment and decommission costs	8,506	8,240	29,103	23,631
Depreciation, accretion, and amortization	180,302	174,987	541,587	517,590
Total operating expenses	362,603	353,700	1,078,640	1,071,418
Operating income	160,337	153,847	468,591	429,569
Other income (expense):
Interest income	756	1,311	2,340	4,692
Interest expense	(89,791)	(96,567)	(281,329)	(292,681)
Non-cash interest expense	(8,323)	(662)	(13,066)	(1,954)
Amortization of deferred financing fees	(4,883)	(5,157)	(15,211)	(15,333)
Loss from extinguishment of debt, net	(2,599)	(457)	(19,463)	(457)
Other expense, net	(42,262)	(33,551)	(300,144)	(21,296)
Total other expense, net	(147,102)	(135,083)	(626,873)	(327,029)
Income (loss) before income taxes	13,235	18,764	(158,282)	102,540
Benefit (provision) for income taxes	9,441	3,002	76,143	(22,813)
Net income (loss)	22,676	21,766	(82,139)	79,727
Net (income) loss attributable to noncontrolling interests	(108)	(87)	461	(87)
Net income (loss) attributable to SBA Communications
Corporation	$22,568	$21,679	$(81,678)	$79,640
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.20	$0.19	$(0.73)	$0.70
Diluted	$0.20	$0.19	$(0.73)	$0.69
Weighted average number of common shares
Basic	111,783	113,037	111,809	112,985
Diluted	113,703	115,184	111,809	114,824

(1)Includes non-cash compensation of $16,606 and $12,281 for the three months ended September 30, 2020 and 2019, respectively, and $50,291 and $59,017 for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2020	2019	2020	2019

Net income (loss)	$22,676	$21,766	$(82,139)	$79,727
Adjustments related to interest rate swaps	1,557	(10,811)	(114,366)	(62,404)
Foreign currency translation adjustments	(7,196)	(55,047)	(191,389)	(46,469)
Comprehensive income (loss)	17,037	(44,092)	(387,894)	(29,146)
Comprehensive (income) loss attributable to noncontrolling interests	(204)	(87)	1,369	(87)
Comprehensive income (loss) attributable to SBA
Communications Corporation	$16,833	$(44,179)	$(386,525)	$(29,233)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Equity (Deficit)

BALANCE, June 30, 2020	111,918	$1,119	$2,534,423	$(5,972,657)	$(867,877)	$(4,304,992)
Net income attributable to SBA
Communications Corporation	—	—	—	22,568	—	22,568
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	105	1	12,810	—	—	12,811
Non-cash stock compensation	—	—	17,387	—	—	17,387
Adjustments related to interest rate swaps	—	—	—	—	1,557	1,557
Repurchase and retirement of common stock	(580)	(6)	—	(175,652)	—	(175,658)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(7,292)	(7,292)
Dividends on common stock	—	—	—	(52,138)	—	(52,138)
Adjustment to fair value related to
noncontrolling interests	—	—	(641)	—	—	(641)
BALANCE, September 30, 2020	111,443	$1,114	$2,563,979	$(6,177,879)	$(873,612)	$(4,486,398)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, June 30, 2019	113,090	$1,131	$2,408,385	$(5,193,942)	$(554,920)	$(3,339,346)
Net income attributable to SBA
Communications Corporation	—	—	—	21,679	—	21,679
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	208	2	24,986	—	—	24,988
Non-cash stock compensation	—	—	12,998	—	—	12,998
Adjustments related to interest rate swaps	—	—	—	—	(10,811)	(10,811)
Repurchase and retirement of common stock	(694)	(7)	—	(172,955)	—	(172,962)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(55,047)	(55,047)
Dividends on common stock	—	—	—	(41,873)	—	(41,873)
BALANCE, September 30, 2019	112,604	$1,126	$2,446,369	$(5,387,091)	$(620,778)	$(3,560,374)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, December 31, 2019	111,775	1,118	2,461,335	(5,560,695)	(568,765)	(3,667,007)
Net loss attributable to SBA
Communications Corporation	—	—	—	(81,678)	—	(81,678)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,086	10	50,117	—	—	50,127
Non-cash stock compensation	—	—	53,038	—	—	53,038
Adjustments related to interest rate swaps	—	—	—	—	(114,366)	(114,366)
Repurchase and retirement of common stock	(1,418)	(14)	—	(378,974)	—	(378,988)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(190,481)	(190,481)
Dividends on common stock	—	—	—	(156,532)	—	(156,532)
Adjustment to fair value related to
noncontrolling interests	—	—	(511)	—	—	(511)
BALANCE, September 30, 2020	111,443	$1,114	$2,563,979	$(6,177,879)	$(873,612)	$(4,486,398)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income attributable to SBA
Communications Corporation	—	—	—	79,641	—	79,641
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,318	13	112,896	—	—	112,909
Non-cash stock compensation	—	—	61,467	—	—	61,467
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Adjustments related to interest rate swaps	—	—	—	—	(62,404)	(62,404)
Repurchase and retirement of common stock	(1,157)	(11)	—	(267,523)	—	(267,534)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(46,469)	(46,469)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
Dividends on common stock	—	—	—	(41,873)	—	(41,873)
BALANCE, September 30, 2019	112,604	$1,126	$2,446,369	$(5,387,091)	$(620,778)	$(3,560,374)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(82,139)	$79,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization	541,587	517,590
Loss on remeasurement of U.S. dollar denominated intercompany loans	299,913	25,880
Non-cash compensation expense	51,915	60,633
Non-cash asset impairment and decommission costs	28,675	22,816
Loss from extinguishment of debt	19,463	235
Deferred income tax (benefit) expense	(93,104)	5,988
Other non-cash items reflected in the Statements of Operations	28,700	14,604
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	48,272	(13,909)
Prepaid expenses and other assets	(2,571)	669
Operating lease right-of-use assets, net	88,470	68,518
Accounts payable and accrued expenses	5,672	(2,521)
Accrued interest	(17,010)	(14,228)
Long-term lease liabilities	(75,199)	(64,057)
Other liabilities	40,264	3,039
Net cash provided by operating activities	882,908	704,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(199,899)	(283,701)
Capital expenditures	(95,371)	(111,381)
Purchase of investments	(1,288,267)	(528,915)
Proceeds from sale of investments	1,235,000	515,557
Other investing activities	(4,841)	(6,626)
Net cash used in investing activities	(353,378)	(415,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	515,000	265,000
Repayments under Revolving Credit Facility	(1,005,000)	(590,000)
Proceeds from issuance of Senior Notes, net of fees	1,479,522	—
Repayment of Senior Notes	(759,143)	—
Proceeds from issuance of Tower Securities, net of fees	1,336,003	1,153,036
Repayment of Tower Securities	(1,200,000)	(920,000)
Termination of interest rate swap	(176,200)	—
Proceeds from employee stock purchase/stock option plans, net of taxes	50,283	112,909
Repurchase and retirement of common stock	(378,988)	(267,534)
Payment of dividends on common stock	(156,199)	(41,873)
Other financing activities	(19,528)	(19,119)
Net cash used in financing activities	(314,250)	(307,581)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20,427)	(1,957)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	194,853	(19,620)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	141,120	178,300
End of period	$335,973	$158,680

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$298,140	$306,810
Income taxes	$14,061	$14,860

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,785	$37,913
Operating lease modifications and reassessments	$23,811	$(67,794)
Right-of-use assets obtained in exchange for new finance lease liabilities	$893	$1,706
Common stock issued in connection with acquisitions	$—	$1,680
Consolidation of an equity method investment	$—	$71,990

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the period. Unrealized remeasurement gains and losses are reported as foreign currency translation adjustments through Accumulated other comprehensive loss, net in the Consolidated Statement of Shareholders’ Deficit.

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $25.4 million loss and a $21.0 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2020 and 2019, respectively, and a $198.6 million loss and a $16.3 million loss, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2020 and 2019, respectively, due to changes in foreign exchange rates. As of September 30, 2020 and December 31, 2019, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $935.3 million and $899.7 million, respectively.

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

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”) clarified that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company is exposed to credit losses which are subject to this standard primarily through the site development business segment which provides consulting and construction related services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected considers aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

Reference Rate Reform

ASU 2020-04, Reference Rate Reform, provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. As of September 30, 2020, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Refer to Note 16 for discussion of the Company’s redeemable non-controlling interests.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

Asset impairment (1)	$7,132	$5,742	$23,565	$13,326
Write-off of carrying value of decommissioned towers	1,187	2,241	4,626	9,405
Other (including third party decommission costs)	187	257	912	900
Total asset impairment and decommission costs	$8,506	$8,240	$29,103	$23,631

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

The Company’s long term investments were $60.0 million and $13.3 million as of September 30, 2020 and December 31, 2019, respectively, which are classified within other assets on the Consolidated Balance Sheets. These investments are accounted for under the cost and equity method. The Company periodically reviews these investments for impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired. The estimation of the fair value of the investment involves the use of Level 3 inputs.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short term investments are based primarily upon Level 1 reported market values. As of

September 30, 2020 and December 31, 2019, the Company had $4.9 million and $0.5 million of short-term investments, which are classified within prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2020	December 31, 2019	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$271,874	$108,309
Securitization escrow accounts (1)	61,417	30,046	Restricted cash - current asset
Payment and performance bonds	155	197	Restricted cash - current asset
Surety bonds and workers compensation	2,527	2,568	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$335,973	$141,120

(1)Increase is due to the timing of customer payments.

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2020 and December 31, 2019, the Company had $41.6 million and $41.7 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2020 and December 31, 2019, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Costs incurred on uncompleted contracts	$51,419	$52,339
Estimated earnings	20,134	19,954
Billings to date	(45,484)	(47,401)
	$26,069	$24,892

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,109	$26,313
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(1,040)	(1,421)
	$26,069	$24,892

At September 30, 2020 and December 31, 2019, eight customers comprised 98.4% and 94.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Prepaid ground rent	$2,508	$1,632
Prepaid real estate taxes	4,349	3,003
Prepaid taxes	5,087	4,924
Other	18,050	27,722
Total prepaid expenses and other current assets	$29,994	$37,281

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Straight-line rent receivable	$317,694	$330,660
Interest rate swap asset (1)	7,750	47,583
Loan receivables	13,858	8,295
Deferred lease costs, net	4,591	4,865
Deferred tax asset - long term	77,431	4,342
Long-term investments	60,012	13,255
Other	23,218	23,078
Total other assets	$504,554	$432,078

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$21,895	$99,173	$121,319	$224,585
Land buyouts and other assets (2)	58,969	33,346	78,580	59,116
Total cash acquisition capital expenditures	$80,864	$132,519	$199,899	$283,701

(1)The nine months ended September 30, 2019 excludes $1.7 million of acquisition costs funded through the issuance of 10,000 shares of Class A common stock.

(2)In addition, the Company paid $2.3 million and $7.0 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2020 and 2019, respectively, and paid $5.9 million and $13.1 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2020 and 2019, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets. Includes amounts paid related to the acquisition of data centers for the nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, the Company allocated the purchase price of 129 acquired towers and related assets and liabilities consisting of $16.7 million of property and equipment, $100.3 million of intangible assets, and $4.4 million of other net assets and liabilities assumed. All acquisitions in the three and nine months ended September 30, 2020 were accounted for as asset acquisitions.

Subsequent to September 30, 2020, the Company acquired 54 towers and related assets for $14.6 million in cash.

The maximum potential obligation related to the performance targets for acquisitions, which have not been recorded on the Company’s Consolidated Balance Sheet, were $24.9 million and $29.7 million as of September 30, 2020 and December 31, 2019, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Towers and related components	$5,142,440	$5,164,104
Construction-in-process (1)	36,642	33,644
Furniture, equipment, and vehicles	51,545	51,654
Land, buildings, and improvements	803,963	736,378
Total property and equipment	6,034,590	5,985,780
Less: accumulated depreciation	(3,366,586)	(3,191,178)
Property and equipment, net	$2,668,004	$2,794,602

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $71.8 million and $71.4 million for the three months ended September 30, 2020 and 2019, respectively, and $215.0 million and $210.1 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.0 million and $14.7 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2020			As of December 31, 2019
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,688,240	$(2,367,997)	$2,320,243	$4,996,591	$(2,218,404)	$2,778,187
Network location intangibles	1,730,030	(986,775)	743,255	1,764,484	(915,898)	848,586
Intangible assets, net	$6,418,270	$(3,354,772)	$3,063,498	$6,761,075	$(3,134,302)	$3,626,773

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $108.2 million and $103.5 million for the three months ended September 30, 2020 and 2019, respectively, and $326.2 million and $307.3 million for the nine months ended September 30, 2020 and 2019, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Salaries and benefits	$18,759	$19,838
Real estate and property taxes	11,841	9,598
Unpaid capital expenditures	7,026	14,669
Other	24,897	23,513
Total accrued expenses	$62,523	$67,618

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2020			December 31, 2019
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Apr. 11, 2023	$—	$—	$—	$490,000	$490,000	$490,000
2018 Term Loan	Apr. 11, 2025	2,346,000	2,281,485	2,330,568	2,364,000	2,369,910	2,346,183
2013-2C Tower Securities (1)	Apr. 11, 2023	575,000	603,802	571,760	575,000	585,954	570,866
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	675,726	615,896	620,000	644,912	615,205
2015-1C Tower Securities (1)	Oct. 8, 2020	—	—	—	500,000	502,095	498,090
2016-1C Tower Securities (1)	Jul. 9, 2021	—	—	—	700,000	704,095	696,936
2017-1C Tower Securities (1)	Apr. 11, 2022	760,000	778,445	756,632	760,000	763,405	755,061
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	676,198	635,614	640,000	658,266	634,344
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,226,570	1,154,532	1,165,000	1,158,057	1,153,086
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	756,563	742,505	—	—	—
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	605,214	593,938	—	—	—
2014 Senior Notes	Jul. 15, 2022	—	—	—	750,000	760,313	743,580
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,124,750	1,088,241	1,100,000	1,142,625	1,086,241
2017 Senior Notes	Oct. 1, 2022	750,000	755,625	746,182	750,000	764,063	744,833
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,515,000	1,480,842	—	—	—
Total debt		$10,806,000	$10,999,378	$10,716,710	$10,414,000	$10,543,695	$10,334,425
Less: current maturities of long-term debt				(24,000)			(522,090)
Total long-term debt, net of current maturities				$10,692,710			$9,812,335

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2020		2019		2020		2019
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2020	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.347%	$711	$—	$1,009	$—	$5,086	$—	$5,409	$—
2018 Term Loan (1)	1.878%	14,536	7,962	26,243	196	57,688	12,014	79,959	572
2013-2C Tower Securities	3.722%	5,396	—	5,396	—	16,188	—	16,188	—
2014 Tower Securities (2)	3.869%	6,046	—	11,439	—	18,138	—	37,009	—
2015-1C Tower Securities	3.156%	620	—	3,985	—	8,589	—	11,954	—
2016-1C Tower Securities	2.877%	792	—	5,090	—	10,972	—	15,271	—
2017-1C Tower Securities	3.168%	6,096	—	6,096	—	18,269	—	18,269	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—	16,711	—	16,711	—
2019-1C Tower Securities	2.836%	8,357	—	1,671	—	25,072	—	1,671	—
2020-1C Tower Securities	1.884%	3,077	—	—	—	3,077	—	—	—
2020-2C Tower Securities	2.328%	3,028	—	—	—	3,028	—	—	—
2014 Senior Notes	4.875%	—	—	9,141	201	3,352	112	27,422	596
2016 Senior Notes	4.875%	13,406	279	13,406	265	40,219	826	40,219	786
2017 Senior Notes	4.000%	7,500	—	7,500	—	22,500	—	22,500	—
2020 Senior Notes	3.875%	14,531	82	—	—	32,238	114	—	—
Other		125	—	21	—	202	—	99	—
Total		$89,791	$8,323	$96,567	$662	$281,329	$13,066	$292,681	$1,954

(1) The 2018 Term Loan has a blended rate of 1.878% which includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 1.900% as of September 30, 2020. Refer to Note 17 for more information on the Company’s interest rate swap.

(2) The 2014-1C Tower Securities, which was repaid September 13, 2019, accrued interest at 2.898%. The 2014-2C Tower Securities accrue interest at 3.869%.

Revolving Credit Facility under the Senior Credit Agreement

During the three months ended September 30, 2020, no amounts were borrowed or repaid under the Revolving Credit Facility. During the nine months ended September 30, 2020, the Company borrowed $515.0 million and repaid $1.0 billion of the outstanding balance under the Revolving Credit Facility. As of September 30, 2020, the Company had no amount outstanding under the $1.25 billion Revolving Credit Facility. In addition, SBA Senior Finance II LLC, the Company’s wholly owned subsidiary (“SBA Senior Finance II”) was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of September 30, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

As of the date of this filing, the Company had no amount outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

During the three and nine months ended September 30, 2020, the Company repaid an aggregate of $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2020, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Refer to Note 17 for more information on the Company’s interest rate swaps.

Secured Tower Revenue Securities

As of September 30, 2020, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust (defined below) consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

Senior Notes

2020 Senior Notes

On February 4, 2020, the Company issued $1.0 billion of unsecured senior notes at par value (the “2020-1 Senior Notes”). On May 26, 2020, the Company issued $500.0 million of additional unsecured senior notes under the same indenture at 99.500% of par value (the “2020-2 Senior Notes”). These notes, collectively the “2020 Senior Notes,” accrue interest at a rate of 3.875% per annum and are due February 15, 2027. Interest on the 2020 Senior Notes is due semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. The Company incurred financing fees of $18.0 million in relation to these transactions, which are being amortized through the maturity date. Net proceeds from these offerings were used to redeem all of the outstanding principal amount of the 2014 Senior Notes, repay amounts outstanding under the Revolving Credit Facility, and for general corporate purposes. In addition, the Company paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statements of Operations.

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

Registration of Additional Shares

On August 6, 2020, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 3.4 million shares of the Company’s Class A common stock, consisting of 3.0 million shares of Common Stock issuable under the 2020 Performance and Equity Incentive Plan (the “2020 Plan”) and 400,000 shares of Common Stock subject to awards granted under the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares.

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On November 2, 2020, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on July 29, 2019 which had a remaining authorization of $124.3 million. As of the date of this filing, the Company had the full $1.0 billion of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

Total number of shares purchased (in millions) (1)	0.6	0.7	1.4	1.2
Average price paid per share (1)	$302.63	$249.04	$267.57	$231.20
Total price paid (in millions) (1)	$175.6	$175.7	$375.6	$270.3

(1)Amounts are calculated based on the trade date. For the nine months ended September 30, 2020, this differs from the Consolidated Statements of Cash Flows which calculate share repurchases based on the settlement date and includes an additional $3.3 million spent to repurchase 13,870 shares which settled on January 2, 2020.

Subsequent to September 30, 2020, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.4
Average price paid per share (1)	$299.54
Total price paid (in millions) (1)	$124.4

(1)Amounts are calculated based on the trade date.

Dividends

As of September 30, 2020, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020
May 5, 2020	May 28, 2020	$0.465	$52.0 million	June 18, 2020
August 3, 2020	August 25, 2020	$0.465	$52.0 million	September 21, 2020

Subsequent to September 30, 2020, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 2, 2020	November 19, 2020	$0.465	December 17, 2020

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

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 3.0 million shares remain available for future issuance as of September 30, 2020), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

	For the nine months ended
	September 30,
	2020	2019

Risk free interest rate	1.66%	1.37% - 2.47%
Dividend yield	1.3%	1.3%
Expected volatility	20%	20%
Expected lives	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2020 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2019	4,507	$133.68
Granted	10	$240.99
Exercised	(1,266)	$110.44
Forfeited/canceled	(28)	$168.11
Outstanding at September 30, 2020	3,223	$142.84	4.0	$566,269
Exercisable at September 30, 2020	1,722	$124.84	3.3	$333,471
Unvested at September 30, 2020	1,501	$163.47	4.8	$232,798

The weighted-average per share fair value of options granted during the nine months ended September 30, 2020 was $41.09. The total intrinsic value for options exercised during the nine months ended September 30, 2020 was $231.1 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2020:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	313	$152.98	—	$—
Granted (1)	99	$290.77	149	$376.48
Vested	(129)	$142.06	—	$—
Forfeited/canceled	(8)	$200.03	(1)	$376.50
Outstanding at September 30, 2020	275	$206.51	148	$376.48

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2020	(in thousands)
Revenues	$390,961	$95,804	$36,175	$—	$522,940
Cost of revenues (1)	64,228	28,494	28,797	—	121,519
Operating profit	326,733	67,310	7,378	—	401,421
Selling, general, and administrative expenses	25,466	8,747	4,518	9,421	48,152
Acquisition and new business initiatives
related adjustments and expenses	2,458	1,666	—	—	4,124
Asset impairment and decommission costs	6,129	2,377	—	—	8,506
Depreciation, amortization and accretion	135,350	42,851	578	1,523	180,302
Operating income (loss)	157,330	11,669	2,282	(10,944)	160,337
Other expense (principally interest expense
and other income (expense))				(147,102)	(147,102)
Income before income taxes					13,235
Cash capital expenditures (2)	89,982	17,971	127	1,176	109,256

For the three months ended September 30, 2019
Revenues	$374,705	$93,867	$38,975	$—	$507,547
Cost of revenues (1)	63,836	29,157	30,516	—	123,509
Operating profit	310,869	64,710	8,459	—	384,038
Selling, general, and administrative expenses	21,840	8,626	4,183	7,623	42,272
Acquisition and new business initiatives
related adjustments and expenses	2,717	1,975	—	—	4,692
Asset impairment and decommission costs	6,027	2,213	—	—	8,240
Depreciation, amortization and accretion	132,650	40,208	660	1,469	174,987
Operating income (loss)	147,635	11,688	3,616	(9,092)	153,847
Other expense (principally interest expense
and other income (expense))				(135,083)	(135,083)
Income before income taxes					18,764
Cash capital expenditures (2)	67,951	101,776	357	1,060	171,144

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2020	(in thousands)
Revenues	$1,165,322	$296,201	$85,708	$—	$1,547,231
Cost of revenues (1)	192,226	87,894	68,417	—	348,537
Operating profit	973,096	208,307	17,291	—	1,198,694
Selling, general, and administrative expenses	78,021	25,713	13,468	29,654	146,856
Acquisition and new business initiatives
related adjustments and expenses	8,059	4,498	—	—	12,557
Asset impairment and decommission costs	22,297	6,806	—	—	29,103
Depreciation, amortization and accretion	403,725	131,474	1,791	4,597	541,587
Operating income (loss)	460,994	39,816	2,032	(34,251)	468,591
Other expense (principally interest expense
and other income (expense))				(626,873)	(626,873)
Loss before income taxes					(158,282)
Cash capital expenditures (2)	229,795	61,605	1,191	3,572	296,163

For the nine months ended September 30, 2019
Revenues	$1,106,722	$273,036	$121,229	$—	$1,500,987
Cost of revenues (1)	194,525	84,642	92,606	—	371,773
Operating profit	912,197	188,394	28,623	—	1,129,214
Selling, general, and administrative expenses	77,926	22,624	16,774	31,431	148,755
Acquisition and new business initiatives
related adjustments and expenses	4,698	4,971	—	—	9,669
Asset impairment and decommission costs	18,476	5,155	—	—	23,631
Depreciation, amortization and accretion	394,308	117,197	1,900	4,185	517,590
Operating income (loss)	416,789	38,447	9,949	(35,616)	429,569
Other expense (principally interest expense
and other income (expense))				(327,029)	(327,029)
Income before income taxes					102,540
Cash capital expenditures (2)	242,660	149,704	2,165	2,259	396,788

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (3)	Total

Assets	(in thousands)
As of September 30, 2020	$5,939,062	$2,827,255	$60,182	$208,183	$9,034,682
As of December 31, 2019	$6,157,511	$3,381,448	$81,772	$139,210	$9,759,941

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures and acquisitions and financing leases.

(3)Assets in Other consist primarily of general corporate assets and short-term investments.

Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Site leasing revenue in Brazil was $167.8 million and $168.6 million for the nine months ended September 30, 2020 and 2019, respectively. Total long-lived assets in Brazil were $0.9 billion and $1.4 billion as of September 30, 2020 and December 31, 2019, respectively.

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

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to SBA
Communications Corporation	$22,568	$21,679	$(81,678)	$79,640
Denominator:
Basic weighted-average shares outstanding	111,783	113,037	111,809	112,985
Dilutive impact of stock options, RSUs, and PSUs	1,920	2,147	—	1,839
Diluted weighted-average shares outstanding	113,703	115,184	111,809	114,824
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.20	$0.19	$(0.73)	$0.70
Diluted	$0.20	$0.19	$(0.73)	$0.69

For the three months ended September 30, 2020, the diluted weighted average number of common shares outstanding excluded an additional 1,520 shares issuable upon the vesting of the Company’s RSUs and PSUs because the impact would be anti-dilutive.

For the nine months ended September 30, 2020, all potential common stock equivalents, including 3.2 million shares of stock options, 0.3 million shares of RSUs, and 0.1 million shares of PSUs, each issuable upon exercise or vesting, were excluded as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2019, the diluted weighted average number of common shares outstanding excluded an additional 8,091 and 18,277 shares, respectively, issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

16. REDEEMABLE NONCONTROLLING INTERESTS

During the third quarter of 2020, the Company noticed its intent to exercise its call option to acquire the remaining 6% interest in a joint venture in South Africa, operated under the name Atlas Tower South Africa, which the Company expects to close in the fourth quarter of 2020.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest was recognized at the higher of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the contractually-defined redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest were charged against retained earnings (or additional paid-in capital if there were no retained earnings).

The components of the redeemable noncontrolling interest are as follows (in thousands):

	For the three months ended	For the nine months ended
	September 30, 2020	September 30, 2020

Beginning balance	$14,349	$16,052
Foreign currency translation adjustments	96	(908)
Adjustment to fair value	641	511
Net income (loss) attributable to noncontrolling interests	108	(461)
Ending balance	$15,194	$15,194

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of September 30, 2020, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of September 30, 2020, the interest rate swap has a fair value of $7.7 million.

On August 4, 2020, the Company also terminated its existing interest rate swaps, which were previously de-designated as cash flow hedges. There was no cash transferred in connection with the termination of these swaps. The Company reclassifies the fair value of its interest rate swaps recorded in Accumulated other comprehensive loss, net on their de-designation date to non-cash interest expense on the Consolidated Statements of Operations over their respective remaining terms which range from 2023 to 2025.

Accumulated other comprehensive loss, net includes an aggregate of $156.5 million and $42.1 million of accumulated derivative net losses as of September 30, 2020 and December 31, 2019, respectively.

Additionally, the Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The disclosures below provide additional information about the effects of these interest rate swaps on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Shareholders’ Deficit. The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows with the exception of the termination of interest rate swaps which are recorded in Net cash used in financing activities.

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2020	2019

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$7,750	$—
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$—	$42,698
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements in a fair value asset position	Other assets	$—	$47,583
Interest rate swap agreements in a fair value liability position	Other long-term liabilities	$—	$47,583

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine month periods ended September 30, 2020 and 2019.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(7,252)	$—	$(132,460)	$—
Amount recognized in Non-cash interest expense	$(1,062)	$—	$(6,707)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$8,809	$—	$18,094	$—
Change in fair value recorded in Other income (expense), net	$(3,192)	$—	$—	$—

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

On April 1, 2020, T-Mobile finalized a merger with Sprint and now operates as T-Mobile. For the three months ended September 30, 2020, T-Mobile represented 40.2% of the Company’s total domestic site leasing revenue and 67.6% of the Company’s site development revenue. For the nine months ended September 30, 2020, T-Mobile represented 40.6% of the Company’s total domestic site leasing revenue and 59.7% of the Company’s site development revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 98.6% of our total segment operating profit for the nine months ended September 30, 2020. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2020, we owned 32,724 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of September 30, 2020, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2020. In addition, as of September 30, 2020, approximately 30% of our total towers are located in Brazil and less than 4% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple five year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple five year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of September 30, 2020, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,

Segment operating profit as a percentage of total	2020	2019	2020	2019

Domestic site leasing	81.4%	80.9%	81.2%	80.8%
International site leasing	16.8%	16.9%	17.4%	16.7%
Total site leasing	98.2%	97.8%	98.6%	97.5%

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

On April 1, 2020, T-Mobile finalized a merger with Sprint and now operates as T-Mobile. For the three months ended September 30, 2020, T-Mobile represented 40.2% of our total domestic site leasing revenue and 67.6% of our site development revenue. For the nine months ended September 30, 2020, T-Mobile represented 40.6% of our total domestic site leasing revenue and 59.7% of our site development revenue.

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

COVID-19 Update

During the nine months ended September 30, 2020, we experienced minimal impact to our business or results of operations from the coronavirus (COVID-19) pandemic. The extent to which COVID-19 could adversely affect our future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19, and methods taken to contain or treat the outbreak of COVID-19. While the full impact of COVID-19 is not yet known, we will continue to monitor this recent outbreak and the potential effects on our business. For more information regarding COVID-19, refer to Item 1A. Risk Factors.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$390,961	$374,705	$—	$16,256	4.3%
International site leasing	95,804	93,867	(20,147)	22,084	23.5%
Site development	36,175	38,975	—	(2,800)	(7.2%)
Total	$522,940	$507,547	$(20,147)	$35,540	7.0%
Cost of Revenues
Domestic site leasing	$64,228	$63,836	$—	$392	0.6%
International site leasing	28,494	29,157	(6,659)	5,996	20.6%
Site development	28,797	30,516	—	(1,719)	(5.6%)
Total	$121,519	$123,509	$(6,659)	$4,669	3.8%
Operating Profit
Domestic site leasing	$326,733	$310,869	$—	$15,864	5.1%
International site leasing	67,310	64,710	(13,488)	16,088	24.9%
Site development	7,378	8,459	—	(1,081)	(12.8%)

Revenues

Domestic site leasing revenues increased $16.3 million for the three months ended September 30, 2020, as compared to the prior year, primarily due to (1) revenues from 120 towers acquired and 21 towers built since July 1, 2019 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $1.9 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $22.1 million. These changes were primarily due to (1) revenues from 2,316 towers acquired (including 1,313 and 911 towers acquired in Brazil and South Africa, respectively) and 446 towers built since July 1, 2019 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 10.8% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues decreased $2.8 million for the three months ended September 30, 2020, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Operating Profit

Domestic site leasing segment operating profit increased $15.9 million for the three months ended September 30, 2020, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since July 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $2.6 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $16.1 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since July 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit decreased $1.1 million for the three months ended September 30, 2020, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$25,466	$21,840	$—	$3,626	16.6%
International site leasing	8,747	8,626	(1,174)	1,295	15.0%
Total site leasing	$34,213	$30,466	$(1,174)	$4,921	16.2%
Site development	4,518	4,183	—	335	8.0%
Other	9,421	7,623	—	1,798	23.6%
Total	$48,152	$42,272	$(1,174)	$7,054	16.7%

Selling, general, and administrative expenses increased $5.9 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $7.1 million. These changes were primarily as a result of increases in noncash compensation, personnel and other support related costs due in part to our continued international expansion and charitable contributions related to COVID-19 relief, and back-office operating expenses, partially offset by a decrease in travel related expenses.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,458	$2,717	$—	$(259)	(9.5%)
International site leasing	1,666	1,975	(322)	13	0.7%
Total	$4,124	$4,692	$(322)	$(246)	(5.2%)

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,129	$6,027	$—	$102	1.7%
International site leasing	2,377	2,213	(522)	686	31.0%
Total	$8,506	$8,240	$(522)	$788	9.6%

Asset impairment and decommission costs increased $0.3 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $0.8 million. These changes were primarily as a result of a $1.4 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a $1.1 million decrease in the impairment charge related to sites decommissioned in the third quarter of 2020 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$135,350	$132,650	$—	$2,700	2.0%
International site leasing	42,851	40,208	(8,891)	11,534	28.7%
Total site leasing	$178,201	$172,858	$(8,891)	$14,234	8.2%
Site development	578	660	—	(82)	(12.4%)
Other	1,523	1,469	—	54	3.7%
Total	$180,302	$174,987	$(8,891)	$14,206	8.1%

Depreciation, accretion, and amortization expense increased $5.3 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $14.2 million. These changes were primarily due to an increase in the number of towers we acquired and built since July 1, 2019, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$157,330	$147,635	$—	$9,695	6.6%
International site leasing	11,669	11,688	(2,579)	2,560	21.9%
Total site leasing	$168,999	$159,323	$(2,579)	$12,255	7.7%
Site development	2,282	3,616	—	(1,334)	(36.9%)
Other	(10,944)	(9,092)	—	(1,852)	20.4%
Total	$160,337	$153,847	$(2,579)	$9,069	5.9%

Domestic site leasing operating income increased $9.7 million for the three months ended September 30, 2020, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

International site leasing operating income did not change significantly on an actual basis for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $2.6 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, and asset impairment and decommission costs.

Site development operating income decreased $1.3 million for the three months ended September 30, 2020, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and Sprint and an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$756	$1,311	$(154)	$(401)	(30.6%)
Interest expense	(89,791)	(96,567)	1	6,775	(7.0%)
Non-cash interest expense	(8,323)	(662)	—	(7,661)	1,157.3%
Amortization of deferred financing fees	(4,883)	(5,157)	—	274	(5.3%)
Loss from extinguishment of debt, net	(2,599)	(457)	—	(2,142)	468.7%
Other expense, net	(42,262)	(33,551)	(7,005)	(1,706)	113.4%
Total	$(147,102)	$(135,083)	$(7,158)	$(4,861)	4.7%

Interest expense decreased $6.8 million for the three months ended September 30, 2020, as compared to the prior year primarily due to a lower weighted average interest rate due in part to the new interest rate swap entered into during the third quarter of 2020, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Non-cash interest expense increased $7.7 million for the three months ended September 30, 2020, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $2.6 million for the three months ended September 30, 2020 representing the write-off of unamortized financing fees related to the repayment of the 2015-1C and 2016-1C Tower Securities.

Other expense, net includes a $38.6 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2020, while the prior year period included a $31.9 million loss.

Benefit (Provision) for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$9,441	$3,002	$2,751	$3,688	(46.4%)

Benefit for income taxes increased $6.4 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, benefit for income taxes increased $3.7 million primarily due to a decrease in domestic and foreign withholding taxes, partially offset by an increase in foreign income taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$22,676	$21,766	$(6,986)	$7,896	18.0%

Net income increased $0.9 million for the three months ended September 30, 2020, as compared to the prior year. On a constant currency basis, net income increased $7.9 million. This change was primarily due to increases in operating income and benefit for income taxes and a decrease in cash interest expense related to the interest rate swaps, partially offset by increases in non-cash interest expense related to the interest rate swap and loss from extinguishment of debt.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,165,322	$1,106,722	$—	$58,600	5.3%
International site leasing	296,201	273,036	(53,616)	76,781	28.1%
Site development	85,708	121,229	—	(35,521)	(29.3%)
Total	$1,547,231	$1,500,987	$(53,616)	$99,860	6.7%
Cost of Revenues
Domestic site leasing	$192,226	$194,525	$—	$(2,299)	(1.2%)
International site leasing	87,894	84,642	(17,461)	20,713	24.5%
Site development	68,417	92,606	—	(24,189)	(26.1%)
Total	$348,537	$371,773	$(17,461)	$(5,775)	(1.6%)
Operating Profit
Domestic site leasing	$973,096	$912,197	$—	$60,899	6.7%
International site leasing	208,307	188,394	(36,155)	56,068	29.8%
Site development	17,291	28,623	—	(11,332)	(39.6%)

Revenues

Domestic site leasing revenues increased $58.6 million for the nine months ended September 30, 2020, as compared to the prior year, primarily due to (1) revenues from 230 towers acquired and 35 towers built since January 1, 2019 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $23.2 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $76.8 million. These changes were primarily due to (1) revenues from 2,342 towers acquired and 591 towers built since January 1, 2019 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 11.5% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues decreased $35.5 million for the nine months ended September 30, 2020, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Operating Profit

Domestic site leasing segment operating profit increased $60.9 million for the nine months ended September 30, 2020, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $19.9 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $56.1 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit decreased $11.3 million for the nine months ended September 30, 2020, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$78,021	$77,926	$—	$95	0.1%
International site leasing	25,713	22,624	(3,064)	6,153	27.2%
Total site leasing	$103,734	$100,550	$(3,064)	$6,248	6.2%
Site development	13,468	16,774	—	(3,306)	(19.7%)
Other	29,654	31,431	—	(1,777)	(5.7%)
Total	$146,856	$148,755	$(3,064)	$1,165	0.8%

Selling, general, and administrative expenses decreased $1.9 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $1.2 million. These changes were primarily as a result of increases in personnel and other support related costs due in part to our continued international expansion and charitable contributions related to COVID-19 relief, partially offset by decreases in noncash compensation due to the acceleration of unrecognized stock compensation expense in the prior year related to the adoption of the retirement plan, travel related expenses, and back-office operating expenses.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$8,059	$4,698	$—	$3,361	71.5%
International site leasing	4,498	4,971	(695)	222	4.5%
Total	$12,557	$9,669	$(695)	$3,583	37.1%

Acquisition and new business initiatives related adjustments and expenses increased $2.9 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $3.6 million. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$22,297	$18,476	$—	$3,821	20.7%
International site leasing	6,806	5,155	(901)	2,552	49.5%
Total	$29,103	$23,631	$(901)	$6,373	27.0%

Asset impairment and decommission costs increased $5.5 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $6.4 million. These changes were primarily as a result of a $10.2 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a $4.8 million decrease in the impairment charge related to sites decommissioned in the nine months ended September 30, 2020 compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$403,725	$394,308	$—	$9,417	2.4%
International site leasing	131,474	117,197	(23,803)	38,080	32.5%
Total site leasing	$535,199	$511,505	$(23,803)	$47,497	9.3%
Site development	1,791	1,900	—	(109)	(5.7%)
Other	4,597	4,185	—	412	9.8%
Total	$541,587	$517,590	$(23,803)	$47,800	9.2%

Depreciation, accretion, and amortization expense increased $24.0 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $47.8 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2019, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$460,994	$416,789	$—	$44,205	10.6%
International site leasing	39,816	38,447	(7,692)	9,061	23.6%
Total site leasing	$500,810	$455,236	$(7,692)	$53,266	11.7%
Site development	2,032	9,949	—	(7,917)	(79.6%)
Other	(34,251)	(35,616)	—	1,365	(3.8%)
Total	$468,591	$429,569	$(7,692)	$46,714	10.9%

Domestic site leasing operating income increased $44.2 million for the nine months ended September 30, 2020, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, acquisition and new business initiatives related adjustments and expenses, and selling, general, and administrative expenses.

International site leasing operating income increased $1.4 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $9.1 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, and asset impairment and decommission costs.

Site development operating income decreased $7.9 million for the nine months ended September 30, 2020, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and Sprint, partially offset by a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,340	$4,692	$(374)	$(1,978)	(42.2%)
Interest expense	(281,329)	(292,681)	(13)	11,365	(3.9%)
Non-cash interest expense	(13,066)	(1,954)	—	(11,112)	568.7%
Amortization of deferred financing fees	(15,211)	(15,333)	—	122	(0.8%)
Loss from extinguishment of debt, net	(19,463)	(457)	—	(19,006)	4,158.9%
Other expense, net	(300,144)	(21,296)	(276,008)	(2,840)	(78.9%)
Total	$(626,873)	$(327,029)	$(276,395)	$(23,449)	7.8%

Interest income decreased $2.4 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, interest income decreased $2.0 million. These changes were primarily due to a lower rate of interest earned on both domestic and international investments.

Interest expense decreased $11.4 million for the nine months ended September 30, 2020, as compared to the prior year. These changes were primarily due to a lower weighted average interest rate due in part to the new interest rate swap entered into during third quarter of 2020, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Non-cash interest expense increased $11.1 million for the nine months ended September 30, 2020, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $19.5 million for the nine months ended September 30, 2020 due to the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and financing fees related to the redemption of the 2014 Senior Notes in February 2020, as well as the write-off of $2.6 million of unamortized financing fees related to the repayment of the 2015-1C and 2016-1C Tower Securities in July 2020.

Other expense, net includes a $299.9 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the nine months ended September 30, 2020, while the prior year period included a $24.8 million loss.

Benefit (Provision) for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$76,143	$(22,813)	$92,853	$6,103	(19.5%)

Benefit for income taxes increased $99.0 million for the nine months ended September 30, 2020, as compared to the prior year. On a constant currency basis, benefit for income taxes increased $6.1 million. These changes were primarily due to a decrease in domestic income taxes and foreign withholding taxes, partially offset by an increase in foreign income taxes.

Net (Loss) Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(82,139)	$79,727	$(191,234)	$29,368	30.0%

Net loss was $82.1 million for the nine months ended September 30, 2020, as compared to net income of $79.7 million in the prior year period. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, a loss from extinguishment of debt in the current year period, and an increase in non-cash interest expense, partially offset by increases in operating income, interest expense, and benefit for income taxes.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$22,676	$21,766	$(6,986)	$7,896	18.0%
Non-cash straight-line leasing revenue	(635)	(3,807)	(57)	3,229	(84.8%)
Non-cash straight-line ground lease expense	3,375	4,522	(22)	(1,125)	(24.9%)
Non-cash compensation	17,057	12,732	(279)	4,604	36.2%
Loss from extinguishment of debt, net	2,599	457	—	2,142	468.7%
Other expense, net	42,262	33,551	7,005	1,706	113.4%
Acquisition and new business initiatives
related adjustments and expenses	4,124	4,692	(322)	(246)	(5.2%)
Asset impairment and decommission costs	8,506	8,240	(522)	788	9.6%
Interest income	(756)	(1,311)	154	401	(30.6%)
Total interest expense (1)	102,997	102,386	(1)	612	0.6%
Depreciation, accretion, and amortization	180,302	174,987	(8,891)	14,206	8.1%
Benefit for income taxes (2)	(9,206)	(2,788)	(2,752)	(3,666)	(44.9%)
Adjusted EBITDA	$373,301	$355,427	$(12,673)	$30,547	8.6%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net (loss) income	$(82,139)	$79,727	$(191,234)	$29,368	30.0%
Non-cash straight-line leasing revenue	(3,323)	(9,344)	(81)	6,102	(65.3%)
Non-cash straight-line ground lease expense	10,902	15,880	(44)	(4,934)	(31.1%)
Non-cash compensation	51,915	60,633	(939)	(7,779)	(12.8%)
Loss from extinguishment of debt, net	19,463	457	—	19,006	4,158.9%
Other expense, net	300,144	21,296	276,008	2,840	78.9%
Acquisition and new business initiatives
related adjustments and expenses	12,557	9,669	(695)	3,583	37.1%
Asset impairment and decommission costs	29,103	23,631	(901)	6,373	27.0%
Interest income	(2,340)	(4,692)	374	1,978	(42.2%)
Total interest expense (1)	309,606	309,968	13	(375)	(0.1%)
Depreciation, accretion, and amortization	541,587	517,590	(23,803)	47,800	9.2%
(Benefit) provision for income taxes (2)	(75,461)	23,423	(92,855)	(6,029)	(18.9%)
Adjusted EBITDA	$1,112,014	$1,048,238	$(34,157)	$97,933	9.3%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)(Benefit) provision for taxes includes $235 and $214 of franchise taxes for the three months ended September 30, 2020 and 2019, respectively, and $682 and $610 of franchise taxes for the nine months ended September 30, 2020 and 2019, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $17.9 million for the three months ended September 30, 2020, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $30.5 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $63.8 million for the nine months ended September 30, 2020, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $97.9 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2020	September 30, 2019

	(in thousands)
Cash provided by operating activities	$882,908	$704,984
Cash used in investing activities	(353,378)	(415,066)
Cash used in financing activities	(314,250)	(307,581)
Change in cash, cash equivalents, and restricted cash	215,280	(17,663)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(20,427)	(1,957)
Cash, cash equivalents, and restricted cash, beginning of period	141,120	178,300
Cash, cash equivalents, and restricted cash, end of period	$335,973	$158,680

Operating Activities

Cash provided by operating activities was $882.9 million for the nine months ended September 30, 2020 as compared to $705.0 million for the nine months ended September 30, 2019. The increase was primarily due to increases in site leasing segment operating profit and cash inflows associated with working capital changes primarily from timing of customer payments, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

Investing Activities

A detail of our investing activities is as follows:

	For the nine months ended September 30,
	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets	$(121,319)	$(224,585)
Land buyouts and other assets (1)	(78,580)	(59,116)
Construction and related costs on new builds	(40,126)	(40,191)
Augmentation and tower upgrades	(29,712)	(46,571)
Tower maintenance	(22,162)	(21,480)
General corporate	(3,371)	(3,139)
Net purchases of investments	(53,267)	(13,358)
Other investing activities	(4,841)	(6,626)
Net cash used in investing activities	$(353,378)	$(415,066)

(1)Excludes $5.9 million and $13.1 million spent to extend ground lease terms for the nine months ended September 30, 2020 and 2019, respectively. Includes amounts paid related to the acquisition of data centers for the nine months ended September 30, 2020 and 2019.

Subsequent to September 30, 2020, we acquired 54 towers and related assets for $14.6 million in cash. In addition, we agreed to purchase 132 additional sites for $85.0 million.

For 2020, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.0 million to $38.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $356.0 million to $366.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended
	September 30, 2020	September 30, 2019

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$(490,000)	$(325,000)
Proceeds from issuance of Senior Notes, net of fees (1)	1,479,522	—
Repayment of Senior Notes (1)	(759,143)	—
Proceeds from issuance of Tower Securities, net of fees (1)	1,336,003	1,153,036
Repayment of Tower Securities (1)	(1,200,000)	(920,000)
Termination of interest rate swap	(176,200)	—
Proceeds from employee stock purchase/stock option plans, net of taxes	50,283	112,909
Repurchase and retirement of common stock (2)	(378,988)	(267,534)
Payment of dividends on common stock	(156,199)	(41,873)
Other financing activities	(19,528)	(19,119)
Net cash used in financing activities	$(314,250)	$(307,581)

(1)For additional information regarding our debt instruments and financings, refer to the Debt Instruments and Debt Service Requirements below.

(2)During the nine months ended September 30, 2020, we repurchased 1.4 million shares of our Class A common stock for $375.6 million, at an average price per share of $267.57. Subsequent to September 30, 2020, we repurchased 0.4 million shares of our Class A common stock for $124.4 million at a weighted average price per share of $299.54. Shares repurchased were retired. On November 2, 2020, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on July 29, 2019 which had a remaining authorization of $124.3 million. This new plan authorizes the purchase, from time to time, of up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. As of the date of this filing, we had the full $1.0 billion of authorization remaining under the new plan.

Dividend

For the nine months ended September 30, 2020, we paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020
May 5, 2020	May 28, 2020	$0.465	$52.0 million	June 18, 2020
August 3, 2020	August 25, 2020	$0.465	$52.0 million	September 21, 2020

Subsequent to September 30, 2020, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 2, 2020	November 19, 2020	$0.465	December 17, 2020

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2020, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2020, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

On August 6, 2020, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 3.4 million shares of our Class A common stock, consisting of 3.0 million shares of Common Stock issuable under the 2020 Performance and Equity Incentive Plan (the “2020 Plan”) and 400,000 shares of Common Stock subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.25 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 175.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 75.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.20% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, April 11, 2023. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

During the three months ended September 30, 2020, no amounts were borrowed or repaid under the Revolving Credit Facility. During the nine months ended September 30, 2020, we borrowed $515.0 million and repaid $1.0 billion of the outstanding balance under the Revolving Credit Facility. As of September 30, 2020, we had no amount outstanding under the $1.25 billion Revolving Credit Facility. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of September 30, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

As of the date of this filing, we had no amount outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). As of September 30, 2020, the 2018 Term Loan was accruing interest at 1.900% per annum. Principal payments on the 2018 Term Loan are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million.

During the three and nine months ended September 30, 2020, we repaid an aggregate of $6.0 million and $18.0 million of principal on the 2018 Term Loan, respectively. As of September 30, 2020, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, terminated our existing $1.95 billion cash flow hedge on a portion of our 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, we entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

As of September 30, 2020, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $5.1 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0 million	3.722%	Apr. 11, 2023	Apr. 9, 2048
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2017-1C Tower Securities	Apr. 17, 2017	$760.0 million	3.168%	Apr. 11, 2022	Apr. 9, 2047
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0 million	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0 million	2.328%	Jan. 11, 2028	Jul. 9, 2052

As of September 30, 2020, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

(1)On February 4, 2020, we issued $1.0 billion of unsecured senior notes at par value (the “2020-1 Senior Notes”), and on May 26, 2020, we issued $500.0 million of additional unsecured senior notes under the same indenture at 99.500% of par value (the “2020-2 Senior Notes”) (collectively, the “2020 Senior Notes”). Net proceeds from these offerings were used to redeem the entire $750.0 million outstanding principal amount of the 2014 Senior Notes, repay amounts outstanding under the Revolving Credit Facility, and for general corporate purposes. In addition, we paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees related to the redemption of the 2014 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statements of Operations. Interest on the 2020 Senior Notes began August 15, 2020. We incurred financing fees of $18.0 million in relation to this transaction, which are being amortized through the maturity date.

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

Debt Service

As of September 30, 2020, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2020 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility	$2,500
2018 Term Loan (1)	68,065
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2016 Senior Notes	53,625
2017 Senior Notes	30,000
2020 Senior Notes	58,125
Total debt service for the next 12 months	$366,609

(1)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value

	(in thousands)
2018 Term Loan	$6,000	$24,000	$24,000	$24,000	$24,000	$2,244,000	$2,346,000	$2,281,485
2013-2C Tower Securities (1)	—	—	—	575,000	—	—	575,000	603,802
2014-2C Tower Securities (1)	—	—	—	—	620,000	—	620,000	675,726
2017-1C Tower Securities (1)	—	—	760,000	—	—	—	760,000	778,445
2018-1C Tower Securities (1)	—	—	—	640,000	—	—	640,000	676,198
2019-1C Tower Securities (1)	—	—	—	—	—	1,165,000	1,165,000	1,226,570
2020-1C Tower Securities (1)	—	—	—	—	—	750,000	750,000	756,563
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	605,214
2016 Senior Notes	—	—	—	—	1,100,000	—	1,100,000	1,124,750
2017 Senior Notes	—	—	750,000	—	—	—	750,000	755,625
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,515,000
Total debt obligation	$6,000	$24,000	$1,534,000	$1,239,000	$1,744,000	$6,259,000	$10,806,000	$10,999,378

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4,

2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, there is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the nine months ended September 30, 2020, approximately 13.8% of our revenues and approximately 17.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2020. As of September 30, 2020, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.5%, respectively, for the nine months ended September 30, 2020.

As of September 30, 2020, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2020 would have resulted in approximately $82.1 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•the impact of consolidation among wireless service providers, including the impact of T-Mobile and Sprint;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2020. Based on such evaluation, such officers have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2020:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2020 - 7/31/2020	—	$—	—	$424,306,994
8/1/2020 - 8/31/2020	328,495	$302.20	328,495	$325,036,390
9/1/2020 - 9/30/2020	251,895	$303.20	251,895	$248,661,081
Total	580,390	$302.63	580,390	$248,661,081

(1)On November 2, 2020, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on July 29, 2019 which had a remaining authorization of $124.3 million. As of the date of this filing, we had the full $1.0 billion of authorization remaining under the new plan. This new plan authorizes us to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. Shares repurchased are retired.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

On August 3, 2020, we entered into an employment agreement with Jeffrey A. Stoops, our President and Chief Executive Officer. The agreement replaces his existing employment agreement entered into with him on August 15, 2017 which would have expired on December 31, 2020. The new employment agreement provides for Mr. Stoops to serve in his present position and expires on December 31, 2023.

Pursuant to the employment agreement, Mr. Stoops will receive an annual base salary of $1,000,000, which may be increased by the Board of Directors. In addition, Mr. Stoops will receive an annual bonus based on achievement of performance criteria established by the Compensation Committee of the Board of Directors. Mr. Stoops is eligible to receive a target bonus of 150% of base salary for 2020, and in subsequent years, the Compensation Committee will set Mr. Stoops’ target bonus, which may be greater or less than 150% of Mr. Stoops’ base salary for that year.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.35I*	Employment Agreement, dated August 3, 2020, between SBA Communications Corporation and Jeffrey A. Stoops.
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 5, 2020	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 5, 2020	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)