Form 10-K
period 2020-12-31
SBA COMMUNICATIONS CORP
filed 2021-02-25
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33.0 billion as of June 30, 2020.

The number of shares outstanding of the Registrant’s common stock (as of February 18, 2021): Class A common stock — 109,324,399.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2020, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 98.4% of our total segment operating profit for the year ended December 31, 2020. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2020, we owned 32,923 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2020, we had an average of 1.8 tenants per tower structure.

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

•Systematic Tower Portfolio Growth. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our domestic and international tower portfolio without proportionately increasing selling, general, and administrative expenses. We intend to continue to grow our tower portfolio, domestically and internationally, through tower acquisitions and the construction of new tower structures. We believe that one of the best uses of our liquidity, including cash from operating activities and borrowings, is to acquire and/or build new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

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

•International Tower Growth – The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our tower growth in these markets is primarily driven by (1) wireless service providers seeking to increase the quality and coverage of their networks, (2) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (3) incremental spectrum auctions as well as incremental voice and data network deployments.

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

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have purchased and/or entered into perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2020, approximately 71% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 35 years. As of December 31, 2020, approximately 10.6% of our tower structures had ground leases or other property interests maturing in the next 10 years.

Exploring Opportunities in Evolving Technologies and Ancillary Services. In addition to our traditional tower-related services, we are currently exploring ancillary services and evolving technologies that we believe will allow us to create additional value by leveraging our current assets and relationships with wireless service providers and expand SBA's business within the growing communications ecosystem. This includes supporting efforts for Edge Computing and Private Networks utilizing Citizens Broadband Radio Service (“CBRS”) technology. For example, we are exploring ways to participate in mobile edge computing infrastructure to support existing and future customers’ increasing need to spread computing capabilities to more locations, such as regional data centers and smaller local data centers at our towers. SBA has invested in two regional data centers and one tower-based data center in support of this initiative. With regard to private networks, SBA has recently partnered with the City of Indianapolis to launch an eLearning network pilot for Marion County schools to help close the digital divide through the deployment of a private CBRS network.  The network deployment is designed to leverage Marion Country School assets and SBA tower assets to extend the network to the students in their homes.

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

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as video, social networking and enhanced web browsing, and the growth in machine-to-machine applications (such as connected cars). According to a report published by Ericsson in November 2020, global total mobile data traffic is estimated to reach around 51 exabytes per month by the end of 2020 and is projected to grow by a factor of around 4.5 to reach 226EB per month in 2026.

•The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites. For example, recent and future spectrum auctions, such as the CBRS and C-Band auctions, and a new network for first responders that was developed by AT&T for the First Responder Network Authority, an independent authority within the U.S. Department of Commerce, are expected to contribute to growth in the upcoming years. In addition, the continued deployment of 5G wireless technologies is expected to increase equipment installation at existing sites.

•Consumers list network quality as a key contributor when terminating or changing service. To remain competitive and to decrease subscriber churn rates, wireless carriers have made substantial capital investments into their wireless networks to improve service quality and expand coverage. We expect wireless carriers to continue to expend capital to differentiate their product offerings.

We believe that the worldwide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of additional demand for tower space from our customers, which we believe will translate into steady leasing growth for us.

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

Domestic Site Leasing

As of December 31, 2020, we owned 16,546 sites in the United States and its territories. For the year ended December 31, 2020, we generated 79.7% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from T-Mobile, AT&T, and Verizon Wireless. In the United States, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including renewal option periods. Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually. As of December 31, 2020, no U.S. state or territory had more than 10% of our total tower portfolio by tower count or more than 10% of our total revenues for the year ended December 31, 2020.

International Site Leasing

We currently own and operate towers in 13 international markets throughout South America, Central America, Canada, and South Africa. Our largest international market is Brazil. As of December 31, 2020, we owned 16,377 sites in our international markets, of which 30% of our global sites are located in Brazil and less than 4% of our global sites are located in each of our other international markets (each country is considered a market). Our operations in our international markets are solely in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues primarily from Oi S.A., Telefonica, Claro, and TIM. In Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple renewal periods. In Central America, we have similar fixed rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests. In certain international markets such as Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.

In our international markets, ground leases and other property interests are generally for an initial term of five to ten years with multiple renewal periods, which are at our option. In Central America and Canada, ground leases and other property interests provide for rent escalators which typically average 2-3% annually, or in South American and South African markets, adjust in accordance with a standard cost of living index.

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

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers that generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities.  Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, market, and project offices. These market offices are responsible for all site development operations.

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

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2020	2019	2018

T-Mobile (1)	34.5%	35.1%	34.3%
AT&T Wireless	24.1%	23.8%	24.0%
Verizon Wireless	14.1%	14.0%	14.7%

(1)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

In addition to the Big 3 wireless carriers (T-Mobile, AT&T, and Verizon Wireless), we have also provided services or leased space to a number of customers including:

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

Human Capital

Our corporate offices are located in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. We consider our employee relations to be good. As of December 31, 2020, we had 1,483 employees of which 421 were based outside of the U.S. and its territories. Of this total, our employees work in the following departments: 364 in site leasing operations, 387 in site development, 652 in corporate support, 57 in sales and marketing, and 23 in safety.

We seek to foster an inclusive work environment, and we respect the diversity our employees bring to the organization through their unique ideas, opinions and contributions. We believe it is essential to recognize and value these differences, which is one of the many reasons SBA holds quarterly Town Hall meetings and other informal meetings with executives, elicits employee feedback, and conducts annual performance evaluations. In line with our commitment to diversity, 23.1% of our U.S. new hires in 2020 were women and 34.4% were ethnic minorities.

The well-being of our employees is a crucial element of our culture, employee engagement, and productivity. We offer a competitive total rewards package which includes market-based pay, performance-based annual incentive awards, healthcare and retirement benefits, family leave, holiday and paid time off, and tuition assistance. We also invest in our employees’ professional growth and development by providing resources and opportunities to develop their skills and expand their expertise.

We value all those who serve our country and are proud to support military veterans and their families as they transition out of the military. SBA has earned the distinction of being a Military Friendly Employer and a Veteran Employer. We are proud to have veterans on our team - their integrity, work ethic, ability to adapt and strong teamwork skills blend well with the SBA core values. In 2020, over 7% of our employees were veterans, and we have collaborated with Hiring Our Heroes, DirectEmployers, and RecruitMilitary to actively hire veterans.

At SBA, providing a safe and healthy work environment for the protection of our employees is paramount. The safety of our tower climbers has been a key focus of the company since it started in 1989. In 2013, we opened our internal facility "Tower U" which provides a rigorous multi-day safety certification program that is required for all our employed tower climbers. We are proud of the fact that our average lost-day incident rate in the U.S. (days away from work due to workplace incidents) for 2020 was below the 2019 Bureau of Labor benchmark. Our "Tower U" safety professionals offer tower rescue training to first responders because we recognize that the safety of these first responders is paramount to the communities in which we operate.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 79.7% of our total site leasing revenue for the year ended December 31, 2020, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site; compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

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

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities, and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly from jurisdiction to jurisdiction, but typically require tower owners to obtain approval from local officials or community standards organizations, or certain other entities prior to tower construction and establish regulations regarding maintenance and removal of towers. FCC rules establish presumptively reasonable time periods for state and local authorities to act on applications to collocate a facility or deploy a facility, such as a tower. In addition, many local zoning authorities require tower owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities generally have been unreceptive to construction of new towers in their communities because of the height and visibility of the towers, and have, in some instances, instituted moratoria. However, in August 2018, the FCC issued a declaratory ruling stating that express and de facto moratoria on deployment of telecommunications facilities violate the Communications Act. This FCC ruling has been affirmed by a federal appellate court.

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

Our wireless service providers have and may continue to be subject to consolidation pressures. Significant consolidation among our wireless service provider customers have resulted and are expected to continue to result in our customers failing to renew existing leases for tower space as a result of overlapping coverage or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. T-Mobile, Sprint, AT&T, and Verizon have grown through acquisitions of other wireless service providers. As a result, the combined companies have rationalized duplicative parts of their networks, and, in the case of Sprint, the Nextel iDEN network was discontinued. During 2020, the consolidation of T-Mobile and Sprint was completed, reducing the number of national wireless service providers in the U.S. to three. During the second half of 2020 we began to experience non-renewal of certain leases as a result of the T-Mobile/Sprint merger and we expect to continue to experience churn arising from this merger in the upcoming years. For the year ended December 31, 2020, leases with T-Mobile and Sprint, as they existed prior to the merger, represented approximately 17.6% and 14.7% of our total site leasing revenue, respectively. The revenue generated from legacy Sprint leases where both legacy T-Mobile and legacy Sprint overlap on sites where both companies leased space represented 5.9% of our total site leasing revenue for the year ended December 31, 2020, excluding, and incremental to, the impact from previously disclosed expected consolidation churn from T-Mobile’s MetroPCS and Sprint’s Clearwire networks. In addition, these overlapping sites have an average remaining current term of approximately 3.7 years and 5.0 years with Sprint and T-Mobile, respectively, as they existed pre-merger.

Consolidation of wireless service providers has also occurred in some of our international markets and could continue to occur. For example, in January 2019, Claro acquired Telefonica’s assets in Guatemala and in July 2020 Liberty Latin American acquired Telefonica’s assets in Costa Rica, three markets in which we own and operate towers. Furthermore, Telefonica has announced its intent to sell its operations in its other Latin American markets, other than Brazil. In Brazil, as a result of Oi S.A.’s recent restructuring, the Court has approved the sale of all of Oi’s wireless tower assets to the three other telecommunications providers in Brazil, Telefonica, Claro, and TIM. The sale is subject to regulatory and anti-trust authorizations and the designation of which assets will be assigned to which carrier has not yet been publicized; however, we expect that a portion of our 7,492 tower leases that we had with Oi as of December 31, 2020 will be subject to overlap and may be subject to non-renewal upon expiration of the leases. As of December 31, 2020, our leases with Oi have an average remaining current term of approximately 13.4 years.

If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum, these consolidations could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results and our ability to service our indebtedness. These risks could be exacerbated due to changes in governmental policy that may favor industry consolidation.

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

We derive revenue through numerous site leasing contracts and site development contracts. In the United States and Canada, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple renewal periods. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. For example, in January 2018, Oi, S.A. (“Oi”), our largest customer in Brazil, emerged from bankruptcy with a reorganization plan and is expected to resolve all of its pre-petition obligations by 2022. During 2020, as part of its recent restructuring, the Court has approved the sale of all of Oi’s wireless tower assets to the three other telecommunications providers in Brazil, Telefonica, Claro, and TIM. The sale is subject to regulatory and anti-trust authorizations and the designation of which assets will be assigned to which carrier has not yet been publicized. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2020	2019	2018

T-Mobile (1)	34.5%	35.1%	34.3%
AT&T Wireless	24.1%	23.8%	24.0%
Verizon Wireless	14.1%	14.0%	14.7%

(1)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Sprint.

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2020	2019	2018

T-Mobile (1)	40.5%	40.6%	39.9%
AT&T Wireless	32.2%	32.1%	31.9%
Verizon Wireless	18.5%	18.6%	19.0%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2020	2019	2018

Oi S.A.	28.7%	31.3%	35.5%
Telefonica	18.1%	26.9%	26.7%
Claro	14.5%	11.6%	11.4%

	For the year ended December 31,
Percentage of Site Development Revenue	2020	2019	2018

T-Mobile (1)	66.8%	67.5%	63.5%

(1)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Sprint.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019

	(in thousands)
Total principal amount of indebtedness	$11,180,000	$10,414,000
Shareholders' deficit	$(4,824,382)	$(3,667,007)

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

An increase in market interest rates would increase our interest expense arising on our existing and future floating rate indebtedness or upon refinancing of our fixed rate debt. Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility or Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the LIBOR rate. As of December 31, 2020, this indebtedness represented approximately $2.7 billion, or 24.3% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, LIBOR is the subject of recent proposals for reform, and the U.K. Financial Conduct Authority announced its desire to phase out the use of LIBOR by June of 2023. This may cause LIBOR to disappear entirely or perform differently than in the past. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our variable rate indebtedness under our Credit Agreement, which matures beyond 2021, in the future may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form. As such, the potential effect of any such event is uncertain, but were it to occur, our cost of capital, financial results, cash flows and results of operations may be adversely affected. It is unknown whether any alternative reference rates will attain market acceptance as replacements of LIBOR.

Although we have used interest rate swaps to mitigate this risk from time to time, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument. As of December 31, 2020, we had interest rate swaps on a portion of our 2018 Term Loan that fixed $1.95 billion in notional value for approximately 4.25 years receiving interest at one-month LIBOR plus 175 basis points and paying a fixed rate of 1.874%.

The discontinuation of LIBOR could adversely affect our operating results and financial condition.

LIBOR has been the subject of recent proposals for reform, and, in July 2017, the U.K. Financial Conduct Authority announced its desire to phase out the use of LIBOR by the end of 2021. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR may ultimately cease to exist after June 2023. These reforms will cause LIBOR to cease to exist and will cause the establishment of an alternative reference rate(s). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is proposing to replace U.S. dollar LIBOR with a newly created index which is calculated based on repurchase agreements backed by treasury securities. These alternative rates, if adopted, would be used to calculate our interest rates and/or payments on our variable rate indebtedness under our Credit Agreement, which matures beyond 2021. Any new reference rate may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form. As such, the potential effect of any such event is uncertain, but were it to occur, our cost of capital, financial results, cash flows and results of operations may be adversely affected. It is unknown whether any alternative reference rates will attain market acceptance as replacements of LIBOR.

If LIBOR ceases to exist after 2021, the interest rate on our interest rate swaps may not exactly conform to the new interest rate under our Credit Agreement. If the fallback LIBOR rate to our interest rate swaps differs from the fallback LIBOR rate under our Credit Agreement, our interest rate swaps could be at least partially ineffective as a hedge and could require us to mark-to-market the ineffective portion of the interest rate swap through our income statement.

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

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these mid-sized tower transactions available in the U.S. and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. For example, in 2020, we passed on more U.S. acquisitions than we did in 2019 due to asset quality, price, or lease terms. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect or we may not be able to add as many towers as planned in 2021. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were approximately 19.0% during the year ended December 31, 2020, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. For example, we have a subsidiary in Argentina through which we operate our site leasing business. The Argentinean economy was deemed to be “highly inflationary” from a U.S. GAAP perspective as of the second quarter of 2018 and remains highly inflationary as of December 31, 2020. As a result, we remeasured the financial statements for those operations to the U.S. dollar as of July 1, 2018. Although this change did not have a material impact on our financial statements as our assets in and revenue from Argentina were each less than 1% of consolidated assets and revenue, respectively, as of December 31, 2020, going forward, fluctuations in the Argentinean Peso to U.S. dollar exchange rate could negatively impact our financial results.

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

For the year ended December 31, 2020, approximately 20.4% of our total cash site leasing revenue was generated by our international operations, of which 14.5% was generated in non-U.S. dollar currencies, including 11.4% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and weakened 22.8% when comparing the average rate for the years ended December 31, 2020 and 2019. This trend has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our foreign subsidiaries to borrow in U.S. Dollars. As of December 31, 2020 and 2019, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with our foreign subsidiaries was $909.8 million and $899.7 million, respectively. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real or the South African Rand, our results of operations would be adversely affected. For the years ended December 31, 2020 and 2019, we recorded a $145.6 million loss and a $9.0 million gain, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. For the year ended December 31, 2020, we repaid $25.8 million under our intercompany loan with our Brazilian subsidiary.

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

The FCC continues to auction new bands of spectrum, including CBRS and C-Band. Our customers have been and are expected to be the primary winners of these auctions and subsequently deploy this spectrum on our portfolio which would provide us with a revenue growth opportunity. Any delays or failure of these auctions could negatively impact future demand for our towers. Similarly, any delays in the clearing or availability of this spectrum subsequent to these auctions could delay the related demand for our towers.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer's business model may reduce the demand for our wireless infrastructure. Also, as customers deploy increased capital to develop and implement new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure, or may result in the decommissioning of equipment on certain sites because portions of the customers' networks may become redundant. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. The majority of our tower portfolio comprises traditional macro sites and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. For example, our wireless service provider customers have engaged in increased use of network sharing, roaming, or resale arrangements, resulting in reduced capital spending or a decision to sell or not renew their spectrum licenses or concessions. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer's business model may negatively impact our revenues or otherwise have a material adverse effect.  Any such event may have a disproportionate impact on our business compared to our competitors, whose portfolios may be more technologically and architecturally diversified than ours. In addition, while we are exploring and investing in ancillary services and emerging technologies, including our mobile edge computing initiative and private networks, those investments may not prove to be profitable, which could divert management's attention from other value-enhancing opportunities.

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

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their property interests to third parties, including property interest aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. We currently have 35-year non-terminable leases with Oi, one of Brazil’s largest telecommunications providers, with respect to 2,113 towers that we acquired in 2013. The land underneath these towers is currently subject to a concession from the Federal Republic of Brazil that expires in 2025. At the end of the term, the Brazilian government will have the right to (1) renew the concession upon newly negotiated terms or (2) terminate the concession and take possession of the land and the tower on such land. At the time we acquired the towers, we also entered into a right of first refusal to purchase such land to the extent that the Brazilian regulations permit those assets to be sold. Brazil has recently adopted a new telecommunications law that is expected to provide Oi and/or the Brazilian government rights to sell the land underlying these assets; however, as the regulations implementing this new law have not yet been promulgated, the amount, if at all, that we would be required to pay to purchase such interests is undetermined. If the concession is not renewed and we are unable to purchase the land, then our site leasing revenue from co-located tenants would terminate prior to the end of such lease. For the year ended December 31, 2020, we generated 6.9% of our total international site leasing revenue from these 2,113 towers.

As of December 31, 2020, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 35 years, and approximately 10.6% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

The indentures governing the 2016 Senior Notes, the 2020 Senior Notes, the 2021 Senior Notes, the Senior Credit Agreement, and the agreement for the mortgage loan underlying the Tower Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each instrument limit our ability to:

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 2016 Senior Notes, 2020 Senior Notes, and 2021 Senior Notes, and funds to be utilized for stock repurchases and dividend payments, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We are subject to federal, state and local regulation of our business, both in the U.S. and internationally. In the U.S., both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses and regulates wireless communications equipment, wireless radio stations, and radio and television broadcast stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation. Further, as a result of our recent acquisition of a building containing a data center, we also acquired a limited number of residential apartment units and became subject to additional federal, state and local laws and regulations such as building, zoning, landlord/tenant, health and safety, and accessibility governing residential housing.

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

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), errors, catastrophic events such as natural disasters and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including data centers and our mobile edge computing initiative, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results.

Data privacy and protection laws are evolving globally and present risks related to our handling of sensitive data that could result in regulatory penalties or litigation.

A portion of the activities that support our business involve collection, storage and transfer of sensitive data of our employees, tenants, ground lessors and other third parties, including residential tenants as a result of our recent data center acquisition that included a limited number of residential apartment units. In recent years there has been increased public attention regarding the protection of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection and information security. The evolving nature of privacy laws in the U.S., Brazil and other countries where we have operations could impact our compliance costs in handling such data. Many data privacy regulations also grant private rights of action, including Brazil's new General Data Protection Law and certain state laws, such as California's Consumer Privacy Act. As interpretation and enforcement of these and other future data privacy regulations and industry standards evolve, we may incur costs related to litigation or regulatory penalties if we are non-compliant.

Damage from natural disasters and other unforeseen events could adversely affect us.

Our towers are subject to risks associated with natural disasters such as tornadoes, fires, hurricanes, and earthquakes or may collapse for any number of reasons, including structural deficiencies. In addition, we have energy sources on some of our tower sites, and any unforeseen incident may cause damage to surrounding property. We maintain insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance, subject to loss limits and deductibles, to protect us in the event of an accident involving a tower. An incident involving our towers or tower sites for which we are uninsured or underinsured, or damage to a significant number of our towers or surrounding property, could require us to incur significant expenditures and may have a material adverse effect on our operations or financial condition and may harm our reputation.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. In December 2020, the first COVID-19 vaccine was released to the U.S. public for distribution. Public and private sector responsive measures, such as the imposition of travel restrictions, quarantines, adoption of remote working, and suspension of non-essential business and government services, could impact our operations. In addition, COVID-19 continues to significantly impact worldwide economic conditions, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets. Among other things, COVID-19 and the responsive measures that have been adopted may adversely affect:

•the ability of our suppliers and vendors to provide products and services to us;

•demand for our wireless infrastructure;

•our ability to build new towers or the ability of our customers to install new antennas on an existing tower, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to increase the number of our tenants or amend our tenant leases;

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

If we fail to qualify as a REIT in any taxable year, to the extent we have REIT taxable income and have utilized our NOLs, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate assets to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.

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

The Senior Credit Agreement, the mortgage loan agreement related to our securitization transactions and the indentures governing our 2016 Senior Notes, 2020 Senior Notes, and 2021 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the Senior Credit Agreement, our subsidiaries may make distributions to us to satisfy our REIT distribution requirements and additional amounts to distribute up to 100% of our REIT taxable income, so long as SBA Senior Finance II’s ratio of Consolidated Net Debt to Annualized Borrower EBITDA does not exceed 6.5 times for any fiscal quarter. In addition, under the mortgage loan agreement related to our securitization transactions, or Securitization, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. Finally, while the indentures governing the 2016 Senior Notes, 2020 Senior Notes, and 2021 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2016 Senior Notes, 2020 Senior Notes, or 2021 Senior Notes, as applicable, have not otherwise been accelerated.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2020, $651.1 million of our federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized, which may adversely affect the market value of our Class A common stock. The Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited.

The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases, when we believe our stock price is below its intrinsic value. The actual timing and amount of distributions will be as determined and declared by our Board of Directors and will depend on, among other factors, our NOLs, our financial condition, earnings, debt covenants and other possible uses of such funds. Consequently, our future distribution levels may fluctuate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2020, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 35 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2020, we had an average of 1.8 tenants per tower structure.

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

As of February 18, 2021, there were 277 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2020, $651.1 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2020:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2020 - 10/31/2020	415,151	$299.54	415,151	$124,307,081
11/1/2020 - 11/30/2020	917,771	$291.15	917,771	$732,792,593
12/1/2020 - 12/31/2020	318,262	$278.86	318,262	$644,040,680
Total	1,651,184	$290.89	1,651,184	$644,040,680

(1)On November 2, 2020, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on July 29, 2019 which had $124.3 million remaining from the previous authorization. This new plan authorizes the purchase, from time to time, of up to $1.0 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. As of the date of this filing, we had $500.0 million remaining under the current authorized stock repurchase plan.

 ITEM 6. RESERVED

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 98.4% of our total segment operating profit for the year ended December 31, 2020. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2020, we owned 32,923 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of December 31, 2020, (1) no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and (2) no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2020. In addition, as of December 31, 2020, approximately 30% of our total towers are located in Brazil and less than 4% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, Tigo, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of December 31, 2020, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the year ended
	December 31,

Segment operating profit as a percentage of total	2020	2019	2018

Domestic site leasing	81.0%	80.7%	81.2%
International site leasing	17.4%	17.0%	16.8%
Total site leasing	98.4%	97.7%	98.0%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2021, we expect organic site leasing revenue in both our domestic and international segments to increase over 2020 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value, and by returning cash generated by our operations in the form of cash dividends. While the addition of a cash dividend to our capital allocation strategy in 2019 has provided us with a new tool to return value to our shareholders, we will also continue to make investments focused on increasing Adjusted Funds From Operations per share. To achieve this, we expect to continue to deploy capital to portfolio growth and stock repurchases, subject to compliance with REIT distribution requirements, available funds and market conditions, while maintaining our target leverage levels. Key elements of our capital allocation strategy include:

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

COVID-19 Update

During the year ended December 31, 2020, we experienced minimal impact to our business or results of operations from the coronavirus (COVID-19) pandemic. The extent to which COVID-19 could adversely affect our future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19, and methods taken to contain or treat the outbreak of COVID-19. While the full impact of COVID-19 is not yet known, we will continue to monitor this recent outbreak and the potential effects on our business. For more information regarding COVID-19, refer to Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2020, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years to 10 years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 94% of our total revenue for the year ended 2020.

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

The accounts receivable balance for the years ended December 31, 2020 and 2019 was $74.1 million and $132.1 million, respectively, of which $14.3 and $40.7 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

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

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations. We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of realized and unrealized gains and losses on our intercompany loans.

Year Ended 2020 Compared to Year Ended 2019

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,558,311	$1,487,108	$—	$71,203	4.8%
International site leasing	396,161	373,750	(71,307)	93,718	25.1%
Site development	128,666	153,787	—	(25,121)	(16.3%)
Total	$2,083,138	$2,014,645	$(71,307)	$139,800	6.9%
Cost of Revenues
Domestic site leasing	$256,673	$258,413	$—	$(1,740)	(0.7%)
International site leasing	117,105	115,538	(23,306)	24,873	21.5%
Site development	102,750	119,080	—	(16,330)	(13.7%)
Total	$476,528	$493,031	$(23,306)	$6,803	1.4%
Operating Profit
Domestic site leasing	$1,301,638	$1,228,695	$—	$72,943	5.9%
International site leasing	279,056	258,212	(48,001)	68,845	26.7%
Site development	25,916	34,707	—	(8,791)	(25.3%)

Revenues

Domestic site leasing revenues increased $71.2 million for the year ended December 31, 2020, as compared to the prior year, primarily due to (1) revenues from 283 towers acquired and 38 towers built since January 1, 2019 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $22.4 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $93.7 million. These changes were primarily due to (1) revenues from 2,393 towers acquired and 694 towers built since January 1, 2019 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 11.4% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues decreased $25.1 million for the year ended December 31, 2020, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Operating Profit

Domestic site leasing segment operating profit increased $72.9 million for the year ended December 31, 2020, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $20.8 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $68.8 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2019 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit decreased $8.8 million for the year ended December 31, 2020, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and Sprint.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$102,889	$99,707	$—	$3,182	3.2%
International site leasing	34,905	32,411	(4,058)	6,552	20.2%
Total site leasing	$137,794	$132,118	$(4,058)	$9,734	7.4%
Site development	17,663	21,525	—	(3,862)	(17.9%)
Other	38,810	39,074	—	(264)	(0.7%)
Total	$194,267	$192,717	$(4,058)	$5,608	2.9%

Selling, general, and administrative expenses increased $1.6 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $5.6 million. These changes were primarily as a result of increases in personnel and other support related costs due in part to our continued international expansion and new business initiatives, as well as charitable contributions related to COVID-19 relief, partially offset by decreases in noncash compensation due to the acceleration of unrecognized stock compensation expense in the prior year related to the adoption of the retirement plan and travel related expenses.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$10,331	$7,933	$—	$2,398	30.2%
International site leasing	6,251	7,295	(960)	(84)	(1.2%)
Total	$16,582	$15,228	$(960)	$2,314	15.2%

Acquisition and new business initiatives related adjustments and expenses increased $1.4 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $2.3 million. These changes were primarily as a result of incremental costs incurred in support of new business initiatives.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$28,887	$24,202	$—	$4,685	19.4%
International site leasing	11,210	8,899	(1,139)	3,450	38.8%
Total site leasing	$40,097	$33,101	$(1,139)	$8,135	24.6%
Site Development	—	2	—	(2)	—%
Total	$40,097	$33,103	$(1,139)	$8,133	24.6%

Asset impairment and decommission costs increased $7.0 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $8.1 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by decrease in the impairment charge related to sites decommissioned in the year ended December 31, 2020 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$539,399	$527,718	$—	$11,681	2.2%
International site leasing	174,073	161,183	(31,393)	44,283	27.5%
Total site leasing	$713,472	$688,901	$(31,393)	$55,964	8.1%
Site development	2,356	2,341	—	15	0.6%
Other	6,142	5,836	—	306	5.2%
Total	$721,970	$697,078	$(31,393)	$56,285	8.1%

Depreciation, accretion, and amortization expense increased $24.9 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $56.3 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2019, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$620,132	$569,135	$—	$50,997	9.0%
International site leasing	52,617	48,424	(10,451)	14,644	30.2%
Total site leasing	$672,749	$617,559	$(10,451)	$65,641	10.6%
Site development	5,897	10,839	—	(4,942)	(45.6%)
Other	(44,952)	(44,910)	—	(42)	0.1%
Total	$633,694	$583,488	$(10,451)	$60,657	10.4%

Domestic site leasing operating income increased $51.0 million for the year ended December 31, 2020, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, selling, general, and administrative expenses, and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $4.2 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $14.6 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, and asset impairment and decommission costs.

Site development operating income decreased $4.9 million for the year ended December 31, 2020, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and Sprint, partially offset by a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,981	$5,500	$(510)	$(2,009)	(36.5%)
Interest expense	(367,874)	(390,036)	73	22,089	(5.7%)
Non-cash interest expense	(24,870)	(3,193)	(1)	(21,676)	678.9%
Amortization of deferred financing fees	(20,058)	(22,466)	—	2,408	(10.7%)
Loss from extinguishment of debt, net	(19,463)	(457)	—	(19,006)	4,158.9%
Other (expense) income, net	(222,159)	14,053	(232,207)	(4,005)	(120.7%)
Total	$(651,443)	$(396,599)	$(232,645)	$(22,199)	5.4%

Interest income decreased $2.5 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, interest income decreased $2.0 million. These changes were primarily due to a lower rate of interest earned on both domestic and international investments.

Interest expense decreased $22.2 million for the year ended December 31, 2020, as compared to the prior year. This change was primarily due to a lower weighted average interest rate due in part to the new interest rate swap entered into during third quarter of 2020, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Non-cash interest expense increased $21.7 million for the year ended December 31, 2020, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Amortization of deferred financing fees decreased $2.4 million for the year ended December 31, 2020, as compared to the prior year. This change was primarily due to the repayment of the 2015-1C Tower Securities and 2016-1C Tower Securities in July 2020 and the redemption of the 2014 Senior Notes in February 2020, partially offset by the issuance of the 2019-1C Tower Securities in September 2019, 2020 Tower Securities in July 2020, 2020-1 Senior Notes in February 2020, and 2020-2 Senior Notes in May 2020.

Loss from extinguishment of debt was $19.5 million for the year ended December 31, 2020 due to the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and financing fees related to the redemption of the 2014 Senior Notes in February 2020, as well as the write-off of $2.6 million of unamortized financing fees related to the repayment of the 2015-1C and 2016-1C Tower Securities in July 2020. Loss from extinguishment of debt was $0.5 million for the year ended December 31, 2019 due to the write-off of the unamortized financing fees and accrued interest associated with the repayment of the 2014-1C Tower Securities in September 2019.

Other (expense) income, net includes a $220.4 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the year ended December 31, 2020, while the prior year period included a $10.7 million gain.

Benefit (Provision) for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$41,796	$(39,605)	$78,846	$2,555	(7.0%)

Benefit for income taxes increased $81.4 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, benefit for income taxes increased $2.6 million. These changes were primarily due to a decrease in state and foreign income taxes.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$24,047	$147,284	$(164,250)	$41,013	28.9%

Net income was $24.0 million for the year ended December 31, 2020, as compared to net income of $147.3 million in the prior year period. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, an increase in non-cash interest expense, and an increase in loss from extinguishment of debt in the current year period, partially offset by increases in operating income and benefit for income taxes and decreases in interest expense and amortization of deferred financing fees.

Year Ended 2019 Compared to Year Ended 2018

For a discussion of our 2019 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 24, 2020.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition and new business initiatives related adjustments and expenses, asset impairment and decommission costs, interest income, interest expenses, depreciation, accretion, and amortization, and income taxes.

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2016 Senior Notes, 2020 Senior Notes, and 2021 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2020	2019	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$24,047	$147,284	$(164,250)	$41,013	28.9%
Non-cash straight-line leasing revenue	(3,475)	(12,368)	(154)	9,047	(73.1%)
Non-cash straight-line ground lease expense	13,955	19,944	(48)	(5,941)	(29.8%)
Non-cash compensation	68,890	73,214	(1,152)	(3,172)	(4.3%)
Loss from extinguishment of debt, net	19,463	457	—	19,006	4,158.9%
Other expense (income), net	222,159	(14,053)	232,207	4,005	120.7%
Acquisition and new business initiatives
related adjustments and expenses	16,582	15,228	(960)	2,314	15.2%
Asset impairment and decommission costs	40,097	33,103	(1,139)	8,133	24.6%
Interest income	(2,981)	(5,500)	510	2,009	(36.5%)
Interest expense (1)	412,802	415,695	(72)	(2,821)	(0.7%)
Depreciation, accretion, and amortization	721,970	697,078	(31,393)	56,285	8.1%
(Benefit) provision for income taxes (2)	(40,895)	40,548	(78,848)	(2,595)	(7.0%)
Adjusted EBITDA	$1,492,614	$1,410,630	$(45,299)	$127,283	9.0%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)(Benefit) provision for taxes includes $901 and $943 of franchise taxes for the year ended 2020 and 2019, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $82.0 million for the year ended December 31, 2020, as compared to the prior year. On a constant currency basis, Adjusted EBITDA increased $127.3 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2020	2019

	(in thousands)
Cash provided by operating activities	$1,126,033	$970,045
Cash used in investing activities	(446,366)	(947,158)
Cash used in financing activities	(469,017)	(62,314)
Change in cash, cash equivalents, and restricted cash	210,650	(39,427)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(8,962)	2,247
Cash, cash equivalents, and restricted cash, beginning of year	141,120	178,300
Cash, cash equivalents, and restricted cash, end of year	$342,808	$141,120

Operating Activities

Cash provided by operating activities was $1.1 billion for the year ended December 31, 2020 as compared to $970.0 million for the year ended December 31, 2019. The increase was primarily due to an increase in site leasing segment operating profit, cash inflows associated with working capital changes primarily from timing of customer payments, and a decrease in net cash interest paid, partially offset by a decrease in site development segment operating profit, an increase in cash selling, general, and administrative expenses, and the negative impact on cash from changes in foreign currency exchange rates.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$(181,473)	$(701,471)
Land buyouts and other assets (2)	(89,945)	(72,486)
Construction and related costs on new builds	(54,736)	(56,979)
Augmentation and tower upgrades	(38,340)	(62,785)
Tower maintenance	(29,395)	(29,048)
General corporate	(6,095)	(5,424)
Net purchases of investments	(49,499)	(13,156)
Other investing activities	3,117	(5,809)
Net cash used in investing activities	$(446,366)	$(947,158)

(1)Excludes $77.1 million of acquisitions completed during the fourth quarter of 2020 which was funded in January 2021. The year ended December 31, 2019 included one specific acquisition of 1,313 towers in Brazil for $460.0 million.

(2)Excludes $12.3 million and $15.2 million spent to extend ground lease terms for the years ended December 31, 2020 and 2019, respectively. Includes amounts paid related to the acquisition of data centers for the years ended December 31, 2020 and 2019.

Subsequent to December 31, 2020, we acquired 25 towers and related assets for $8.4 million in cash. In addition, on February 16, 2021, we closed on the acquisition of wireless tenant licenses on 697 utility transmission structures related to the previously announced PG&E transaction for $954.0 million of cash consideration. The balance of the PG&E transaction is anticipated to close by the end of the third quarter. Furthermore, we agreed to purchase and anticipate closing on 299 additional communication sites for an aggregate amount of $72.7 million. We anticipate that the majority of these acquisitions will be consummated by the end of the second quarter of 2021.

For 2021, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $37.0 million to $47.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,200.0 million to $1,220.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2020	2019

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(110,000)	$165,000
Repayment of Term Loans (1)	(24,000)	(24,000)
Proceeds from issuance of Senior Notes, net of fees (1)	1,479,484	—
Repayment of Senior Notes (1)	(759,143)	—
Proceeds from issuance of Tower Securities, net of fees (1)	1,335,895	1,152,458
Repayment of Tower Securities (1)	(1,200,000)	(920,000)
Termination of interest rate swap	(176,200)	—
Repurchase and retirement of common stock (2)	(859,335)	(466,982)
Payment of dividends on common stock	(207,689)	(83,387)
Proceeds from employee stock purchase/stock option plans	54,049	116,202
Other financing activities	(2,078)	(1,605)
Net cash used in financing activities	$(469,017)	$(62,314)

(1)For additional information regarding our debt instruments and financings, refer to the Debt Instruments and Debt Service Requirements below.

(2)For additional information, refer to Item 5. Issuer Purchases of Equity Securities.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 24, 2020.

Dividend

For the year ended December 31, 2020, we paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020
May 5, 2020	May 28, 2020	$0.465	$52.0 million	June 18, 2020
August 3, 2020	August 25, 2020	$0.465	$52.0 million	September 21, 2020
November 2, 2020	November 19, 2020	$0.465	$51.5 million	December 17, 2020

Dividends paid in 2020 and 2019 were ordinary dividends.

Subsequent to December 31, 2020, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 19, 2021	March 10, 2021	$0.58	March 26, 2021

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2020, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2020, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3 which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3. No securities were issued under this registration statement through the date of this filing.

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

During the year ended December 31, 2020, we borrowed $895.0 million and repaid $1.0 billion of the outstanding balance under the Revolving Credit Facility. As of December 31, 2020, the balance outstanding under the Revolving Credit Facility was $380.0 million accruing interest at 1.610% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of December 31, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2020, we borrowed $680.0 million and repaid $430.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $630.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2020, the 2018 Term Loan was accruing interest at 1.900% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the year ended December 31, 2020, we repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2020, the 2018 Term Loan had a principal balance of $2.3 billion.

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

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2020, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $5.1 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,989 tower sites owned by the Borrowers.

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

The table below sets forth the material terms of our outstanding Tower Securities as of December 31, 2020:

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

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2017-1C, Series 2018-1C, 2019-1C, and 2020-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C, Series 2014-2C, and Series 2020-2C) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

Risk Retention Tower Securities

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased (1) $40.0 million of Secured Tower Revenue Securities Series 2017-1R (the “2017-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.459% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2017-1C Tower Securities, (2) $33.7 million of Secured Tower Revenue Securities Series 2018-1R (the “2018-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.949% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2018-1C Tower Securities, (3) $61.4 million of Secured Tower Revenue Securities Series 2019-1R (the “2019-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.213% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2019-1C Tower Securities, and (4) $71.1 million of Secured Tower Revenue Securities Series 2020-2R (the “2020-2R Tower Securities”) issued by the Trust with a fixed interest rate of 4.336% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2020-2C Tower Securities. Principal and interest payments made on the 2017-1R Tower Securities, 2018-1R Tower Securities, 2019-1R Tower Securities, and 2020-2R Tower Securities eliminate in consolidation.

Debt Covenants

As of December 31, 2020, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of the filing date:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2016 Senior Notes	Aug. 15, 2016	$1.1 billion	4.875%	Sep. 1, 2024	Mar. 1 & Sep. 1	Sep. 1, 2019
2020 Senior Notes (1)	Feb. 4, 2020	$1.5 billion	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2023
2021 Senior Notes	Jan. 29, 2021	$1.5 billion	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2024

(1) The 2020 Senior Notes were issued in two tranches, on February 4, 2020 and on May 26, 2020. However, the 2020 Notes are one series of notes issued under the same indenture.

Each of our senior notes is subject to redemption, at our option, in whole or in part on or after the date set forth above. During the subsequent three twelve-month periods, the senior notes are redeemable, at our option, at reducing redemption prices based on the applicable interest rate coupon (as set forth in the indenture) plus accrued and unpaid interest. Subsequent to such date, the senior notes become redeemable until maturity at 100% of the principal plus accrued and unpaid interest. In addition, prior to February 15, 2023 (in the case of the 2020 Senior Notes) and February 1, 2024 (in the case of the 2021 Senior Notes), we may, at our option, use the net proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 103.875% (in the case of the 2020 Senior Notes) and 103.125% (in the case of the 2021 Senior Notes) plus accrued and unpaid interest.

2021 Senior Notes

As reflected above, on January 29, 2021, we issued $1.5 billion of our 2021 Senior Notes. We incurred financing fees of $14.3 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2017 Senior Notes, repay the amounts outstanding under the Revolving Credit Facility, and for general corporate purposes.

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

Debt Service

As of December 31, 2020, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the twelve months ended December 31, 2021 based on the amounts outstanding as of December 31, 2020 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$7,859
2018 Term Loan (2)	67,951
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2017-1C Tower Securities	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2016 Senior Notes	53,625
2017 Senior Notes (1)	30,000
2020 Senior Notes	58,125
Total debt service for the next 12 months (1)	$371,854

(1)Total debt service excludes interest payments on the $1.5 billion 2021 Senior Notes issued January 29, 2021, proceeds from which were used to redeem all of the outstanding principal amount of the 2017 Senior Notes ($750.0 million) and to repay the amounts outstanding under the Revolving Credit Facility.

(2)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

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

The following table presents the future principal payment obligations, fair values, and interest payments associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$380,000	$—	$—	$—	$380,000	$380,000
2018 Term Loan	24,000	24,000	24,000	24,000	2,244,000	—	2,340,000	2,310,750
2013-2C Tower Securities (1)	—	—	575,000	—	—	—	575,000	599,662
2014-2C Tower Securities (1)	—	—	—	620,000	—	—	620,000	670,003
2017-1C Tower Securities (1)	—	760,000	—	—	—	—	760,000	774,410
2018-1C Tower Securities (1)	—	—	640,000	—	—	—	640,000	671,341
2019-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,218,613
2020-1C Tower Securities (1)	—	—	—	—	—	750,000	750,000	752,910
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	597,840
2016 Senior Notes	—	—	—	1,100,000	—	—	1,100,000	1,127,500
2017 Senior Notes (3)	—	750,000	—	—	—	—	750,000	757,500
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,567,500
Total debt obligation (4)	$24,000	$1,534,000	$1,619,000	$1,744,000	$3,409,000	$2,850,000	$11,180,000	$11,428,029

Interest payments (2)(4)	$347,854	$323,192	$254,645	$218,840	$100,096	$94,739	$1,339,367

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(2)Represents interest payments based on the 2013-2C Tower Securities interest rate of 3.722%, the 2014-2C Tower Securities interest rate of 3.869%, the 2017-1C Tower Securities interest rate of 3.168%, the 2018-1C Tower Securities interest rate of 3.448%, the 2019-1C Tower Securities interest rate of 2.836%, the 2020-1C Tower Securities interest rate of 1.884%, the 2020-2C Tower Securities interest rate of 2.328%, the 2018 Term Loan at an average interest rate of 1.878% (which includes the impact of interest rate swaps) as of December 31, 2020, the Revolving Credit Facility at an average interest rate of 1.610% as of December 31, 2020, the 2016 Senior Notes interest rate of 4.875%, the 2017 Senior Notes interest rate of 4.000%, and the 2020 Senior Notes interest rate of 3.875%.

(3)The 2017 Senior Notes were redeemed on February 11, 2021.

(4)Excludes obligations on the $1.5 billion 2021 Senior Notes issued January 29, 2021.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2020, approximately 13.7% of our revenues and approximately 17.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2020. As of December 31, 2020, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.5%, respectively, for the year ended December 31, 2020.

As of December 31, 2020, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2020 would have resulted in approximately $76.6 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2020.

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

•our expectations regarding consolidation of wireless service providers and the impact of such consolidation on our financial and operational results;

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

•our expectations regarding our debt service in 2021 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2020:

Equity Compensation Plan Information
As of December 31, 2020
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	3,617	(1)	$126.63	—
2020 Plan	7	(2)	—	3,010
Equity compensation plans not approved by
security holders	—			—
Total	3,624		$126.38	3,010

(1)Included in the number of securities in column (a) is 267,536 restricted stock units and 146,430 performance-based restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $143.01.

(2)Included in the number of securities in column (a) is 5,972 restricted stock units and 1,186 performance-based restricted stock units, which have no exercise price. There were no other outstanding options, warrants, or rights under the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(1)Financial Statement Schedules

Schedule III—Schedule of Real Estate and Accumulated Depreciation (see below)

All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
32,923 sites	(1)	$7,830,000	(2)	(3)	(3)	$5,963,048 (4)	$(3,383,370)	Various	Various	Up to 20 years

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2020, certain assets secure debt of $7.8 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

	2020	2019	2018

	(in thousands)
Gross amount at beginning	$5,833,338	$5,561,005	$5,340,858
Additions during period:
Acquisitions (1)	80,582	111,734	131,686
Construction and related costs on new builds	40,493	48,975	54,237
Augmentation and tower upgrades	36,211	63,998	49,201
Land buyouts and other assets	28,918	39,298	37,032
Tower maintenance	28,426	28,960	30,048
Other (2)	19,142	—	—
Total additions	233,772	292,965	302,204
Deductions during period:
Cost of real estate sold or disposed	—	(856)	(1,083)
Impairment	(17,064)	(9,587)	(17,130)
Other (3)	(86,998)	(10,189)	(63,844)
Total deductions	(104,062)	(20,632)	(82,057)
Balance at end	$5,963,048	$5,833,338	$5,561,005

(1)Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)Represents changes to the Company’s asset retirement obligations.

(3)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2020	2019	2018

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(3,133,061)	$(2,868,507)	$(2,627,841)
Additions during period:
Depreciation	(275,947)	(269,606)	(257,469)
Other (1)	(38)	(83)	(25)
Total additions	(275,985)	(269,689)	(257,494)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	4,244	2,887	4,392
Other (1)	21,432	2,248	12,436
Total deductions	25,676	5,135	16,828
Balance at end	$(3,383,370)	$(3,133,061)	$(2,868,507)

(1)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

(3) Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
2.1	Agreement and Plan of Merger, by and between SBA Communications Corporation and SBA Communications REIT Corporation, dated November 10, 2016.	8-K	01/17/17
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17

4.1	Description of Capital Stock	8-K	01/17/17
4.26	Indenture, dated August 15, 2016, between SBA Communications Corporation and U.S. Bank National Association.	8-K	08/16/16
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
4.30A

Supplemental Indenture dated as of May 26, 2020, between SBA Communications Corporation and U.S. Bank National Association to the Indenture, dated as of February 4, 2020, between SBA Communications Corporation and U.S. Bank National Association.

		8-K	05/28/20
4.31	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.30)	8-K	02/07/20
4.32	Indenture dated as of January 29, 2021, between SBA Communications Corporation and U.S. Bank National Association.	8-K	01/29/21
4.33	Form of 3.125% Senior Notes due 2029 (included in Exhibit 4.32).	8-K	01/29/21
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
10.2	Purchase Agreement, dated January 14, 2021, among SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule I thereto.	8-K	01/29/21
10.3

Registration Rights Agreement, dated January 29, 2021, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule I thereto.

		8-K	01/29/21
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
10.12F

Sixth Loan and Security Agreement Supplement, dated as of July 14, 2020, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	07/20/20
10.35I	Employment Agreement, dated August 3, 2020, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-Q	Quarter ended September 30, 2020
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.50A

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2016
10.57F	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Kurt L. Bagwell.†	10-K	Year ended December 31, 2018
10.58F	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Thomas P. Hunt.†	10-K	Year ended December 31, 2018
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85E	Amended and Restated Employment Agreement, dated as of October 1, 2018, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2018
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.90	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-Q	Quarter ended June 30, 2020
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.94

Registration Rights Agreement, dated February 4, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.

		8-K	02/07/20
10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
10.96	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	10-Q	Quarter ended March 31, 2020
10.97

Registration Rights Agreement, dated May 26, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.

		8-K	05/28/20
10.98	Purchase Agreement, dated May 19, 2020, among SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	05/28/20
10.99	Purchase Agreement, dated July 8, 2020, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	07/14/20
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 25, 2021
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 25, 2021
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	February 25, 2021
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 25, 2021
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 25, 2021
Brian C. Carr

/s/ Mary S. Chan	Director	February 25, 2021
Mary S. Chan

/s/ Duncan H. Cocroft	Director	February 25, 2021
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 25, 2021
George R. Krouse Jr.

/s/ Jack Langer	Director	February 25, 2021
Jack Langer

/s/ Kevin L. Beebe	Director	February 25, 2021
Kevin L. Beebe

/s/ Fidelma Russo	Director	February 25, 2021
Fidelma Russo

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

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

Accounting for Ground Leases
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments. As of December 31, 2020, the Company had $2.4 billion of operating lease right-of-use assets, net, $234.6 million of current operating lease liabilities, and $2.1 billion of long-term lease liabilities. For the period ended December 31, 2020, the total operating lease right-of-use assets obtained for new operating lease liabilities were $78.7 million and adjustments associated with lease modifications and reassessments were $10.6 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The process to estimate the Company’s IBR includes the use of unobservable inputs and considers the public credit rating of the Company, observable debt yields of the Company and the related debt’s seniority, adjustments for leases denominated in different currencies, and the remaining lease term. The Company’s ground lease liabilities require reassessment of the lease terms or lease payments as a result of contract modifications, addition of significant leasehold improvements which impact the assessment of optional renewals that are reasonably certain of being exercised, or the exercise of renewal options by tenants, which differ from prior expectations. The IBR is computed on a lease-by-lease basis upon each of these reassessments.

Auditing the Company’s accounting for ground leases was complex and involved a high degree of subjective auditor judgment because of the significant judgment exercised by the Company to account for ground leases. The IBR is estimated using the unobservable inputs discussed above related to the collateral and term of the leased assets, and the related lease liability is sensitive to changes in the Company's IBR. The determination of lease term requires evaluating renewal options in making the determination of the period for which the Company is reasonably certain to remain on the site. The frequency with which leases must be reassessed adds to the complexity associated with auditing the ground lease related balances.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated and tested the design and operating effectiveness of the Company’s internal controls related to accounting for ground leases. For example, we tested the Company’s controls over the review of the accounting policy, including the methodology and assumptions used to estimate the IBR and the remaining lease term. We also tested the controls over the review of ground lease contracts and the key system functionality used to account for ground leases.

To test the Company’s accounting for ground leases, our audit procedures included, among others, evaluating the methodology used to calculate the IBR, evaluating the assumptions and underlying data used by the Company to estimate the IBR, identifying events which require reassessment of the lease term or lease payments, and estimating the remaining lease term. We involved our valuation specialists to assist in the evaluation of the methodologies and assumptions applied to estimate the IBR. Specifically, we compared the Company’s credit rating used in the IBR estimate to independent third-party sources and compared the Company’s existing borrowing rate for collateralized assets to observable debt yields of the Company. We compared the inputs used to adjust for lease payments to be made over varying periods and in various currencies to third-party sources. We assessed the remaining lease term by selecting a sample of new ground leases and ground lease modifications and reassessments for which we independently evaluated the period the Company is reasonably certain to remain on the site, and compared to the remaining lease term in the Company’s audited schedules. We also evaluated the Company’s disclosures included in Note 2 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boca Raton, Florida

February 25, 2021

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$308,560	$108,309
Restricted cash	31,671	30,243
Accounts receivable, net	74,088	132,125
Costs and estimated earnings in excess of billings on uncompleted contracts	34,796	26,313
Prepaid expenses and other current assets	23,875	37,281
Total current assets	472,990	334,271
Property and equipment, net	2,677,326	2,794,602
Intangible assets, net	3,156,150	3,626,773
Right-of-use assets, net	2,373,560	2,572,217
Other assets	477,992	432,078
Total assets	$9,158,018	$9,759,941
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$109,969	$31,846
Accrued expenses	63,031	67,618
Current maturities of long-term debt	24,000	522,090
Deferred revenue	113,117	113,507
Accrued interest	54,350	49,269
Current lease liabilities	236,037	247,015
Other current liabilities	14,297	16,948
Total current liabilities	614,801	1,048,293
Long-term liabilities:
Long-term debt, net	11,071,796	9,812,335
Long-term lease liabilities	2,094,363	2,279,400
Other long-term liabilities	186,246	270,868
Total long-term liabilities	13,352,405	12,362,603
Redeemable noncontrolling interests	15,194	16,052
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 109,819 shares and
111,775 shares issued and outstanding at December 31, 2020 and December 31, 2019,
respectively	1,098	1,118
Additional paid-in capital	2,586,130	2,461,335
Accumulated deficit	(6,604,028)	(5,560,695)
Accumulated other comprehensive loss, net	(807,582)	(568,765)
Total shareholders' deficit	(4,824,382)	(3,667,007)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,158,018	$9,759,941

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2020	2019	2018
Revenues:
Site leasing	$1,954,472	$1,860,858	$1,740,434
Site development	128,666	153,787	125,261
Total revenues	2,083,138	2,014,645	1,865,695
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	373,778	373,951	372,296
Cost of site development	102,750	119,080	96,499
Selling, general, and administrative expenses	194,267	192,717	142,526
Acquisition and new business initiatives related
adjustments and expenses	16,582	15,228	10,961
Asset impairment and decommission costs	40,097	33,103	27,134
Depreciation, accretion, and amortization	721,970	697,078	672,113
Total operating expenses	1,449,444	1,431,157	1,321,529
Operating income	633,694	583,488	544,166
Other income (expense):
Interest income	2,981	5,500	6,731
Interest expense	(367,874)	(390,036)	(376,217)
Non-cash interest expense	(24,870)	(3,193)	(2,640)
Amortization of deferred financing fees	(20,058)	(22,466)	(20,289)
Loss from extinguishment of debt, net	(19,463)	(457)	(14,443)
Other (expense) income, net	(222,159)	14,053	(85,624)
Total other expense, net	(651,443)	(396,599)	(492,482)
(Loss) income before income taxes	(17,749)	186,889	51,684
Benefit (provision) for income taxes	41,796	(39,605)	(4,233)
Net income	24,047	147,284	47,451
Net loss (income) attributable to noncontrolling interests	57	(293)	—
Net income attributable to SBA Communications
Corporation	$24,104	$146,991	$47,451
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.22	$1.30	$0.41
Diluted	$0.21	$1.28	$0.41
Weighted average number of common shares
Basic	111,532	112,809	114,909
Diluted	113,465	114,693	116,515

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2020	2019	2018

Net income	$24,047	$147,284	$47,451
Adjustments related to interest rate swaps	(98,771)	(42,131)	—
Foreign currency translation adjustments	(140,098)	(14,729)	(132,445)
Comprehensive (loss) income	(214,822)	90,424	(84,994)
Comprehensive loss (income) attributable to noncontrolling interests	109	(753)	—
Comprehensive (loss) income attributable to SBA
Communications Corporation	$(214,713)	$89,671	$(84,994)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

BALANCE, December 31, 2017	116,446	$1,164	$2,167,470	$(4,388,288)	$(379,460)	$(2,599,114)
Net income attributable to SBA
Communications Corporation	—	—	—	47,451	—	47,451
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	962	10	59,716	—	—	59,726
Non-cash stock compensation	—	—	43,140	—	—	43,140
Repurchase and retirement of common stock	(4,975)	(50)	—	(795,531)	—	(795,581)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(132,445)	(132,445)
BALANCE, December 31, 2018	112,433	1,124	2,270,326	(5,136,368)	(511,905)	(3,376,823)
Net income attributable to SBA
Communications Corporation	—	—	—	146,991	—	146,991
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,347	13	116,189	—	—	116,202
Non-cash stock compensation	—	—	74,270	—	—	74,270
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Adjustments related to interest rate swaps	—	—	—	—	(42,131)	(42,131)
Repurchase and retirement of common stock	(2,015)	(19)	—	(466,963)	—	(466,982)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(14,729)	(14,729)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
Dividends on common stock	—	—	—	(83,387)	—	(83,387)
Adjustment to fair value related to
noncontrolling interests	—	—	(1,130)	—	—	(1,130)
BALANCE, December 31, 2019	111,775	1,118	2,461,335	(5,560,695)	(568,765)	(3,667,007)
Net income attributable to SBA
Communications Corporation	—	—	—	24,104	—	24,104
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,113	11	53,683	—	—	53,694
Non-cash stock compensation	—	—	70,363	—	—	70,363
Adjustments related to interest rate swaps	—	—	—	—	(98,771)	(98,771)
Repurchase and retirement of common stock	(3,069)	(31)	—	(859,304)	—	(859,335)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(140,046)	(140,046)
Dividends and dividend equivalents
on common stock	—	—	—	(208,133)	—	(208,133)
Adjustment to fair value related to
noncontrolling interests	—	—	749	—	—	749
BALANCE, December 31, 2020	109,819	$1,098	$2,586,130	$(6,604,028)	$(807,582)	$(4,824,382)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,047	$147,284	$47,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	721,970	697,078	672,113
Non-cash asset impairment and decommission costs	39,501	32,241	26,192
Non-cash compensation expense	68,890	73,214	42,327
Loss (gain) on remeasurement of U.S. denominated intercompany loans	220,354	(13,134)	89,101
Loss from extinguishment of debt, net	17,838	235	14,087
Deferred income tax (benefit) expense (1)	(63,187)	15,935	(15,287)
Amortization of deferred financing fees	20,058	20,358	20,289
Non-cash interest expense (1)	24,870	3,193	2,640
Other non-cash items reflected in the Statements of Operations (1)	2,979	(1,888)	(1,388)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on
uncompleted contracts, net	38,195	(12,146)	(29,427)
Prepaid expenses and other assets	2,614	878	(38,040)
Operating lease right-of-use assets, net	109,935	93,665	—
Accounts payable and accrued expenses	13,173	(5,951)	(3,021)
Long-term lease liabilities	(100,847)	(87,544)	—
Other liabilities	(14,357)	6,627	23,581
Net cash provided by operating activities	1,126,033	970,045	850,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(271,418)	(773,957)	(451,829)
Capital expenditures	(128,566)	(154,236)	(149,812)
Purchase of investments	(1,288,705)	(638,963)	(156,983)
Proceeds from sale of investments	1,239,206	625,807	150,890
Other investing activities	3,117	(5,809)	(10,613)
Net cash used in investing activities	(446,366)	(947,158)	(618,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	895,000	755,000	1,120,000
Repayments under Revolving Credit Facility	(1,005,000)	(590,000)	(835,000)
Repayment of Term Loans	(24,000)	(24,000)	(1,947,000)
Proceeds from issuance of Term Loans, net of fees	—	—	2,377,218
Proceeds from issuance of Senior Notes, net of fees	1,479,484	—	—
Repayment of Senior Notes	(759,143)	—	—
Proceeds from issuance of Tower Securities, net of fees	1,335,895	1,152,458	631,466
Repayment of Tower Securities	(1,200,000)	(920,000)	(755,000)
Termination of interest rate swap	(176,200)	—	—
Repurchase and retirement of common stock	(859,335)	(466,982)	(795,581)
Payment of dividends on common stock	(207,689)	(83,387)	—
Proceeds from employee stock purchase/stock option plans, net of taxes	54,049	116,202	59,880
Other financing activities	(2,078)	(1,605)	(4,520)
Net cash used in financing activities	(469,017)	(62,314)	(148,537)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,962)	2,247	(9,729)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	201,688	(37,180)	74,005
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	141,120	178,300	104,295
End of year	$342,808	$141,120	$178,300

(1)Certain reclassifications of the prior years’ amounts have been made to conform to the current year’s presentation.

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2020	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$351,886	$386,615	$376,628
Income taxes	$20,275	$21,598	$21,645

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$78,674	$175,517	$—
Operating lease modifications and reassessments	$(10,550)	$(52,383)	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,087	$3,499	$1,039
Common stock issued in connection with acquisitions	$—	$1,680	$—
Consolidation of an equity method investment	$—	$71,990	$—
Deferred payment on acquired assets	$77,124	$—	$—

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

As of December 31, 2020, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, Peru, and South Africa. Space on these towers is leased primarily to wireless service providers. As of December 31, 2020, the Company owned and operated 32,923 towers of which 16,546 are domestic and 16,377 are international, of which 9,934 are located in Brazil.

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

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments and are classified in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments consist of strategic investments in companies and are accounted for under the cost and equity method. Gross purchases and proceeds from sales of the Company’s investments are presented within Cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. During the year ended December 31, 2020 and 2019, no gain or loss was recorded related to the sale or maturity of investments.

The Company’s long term investments were $57.6 million and $13.3 million as of December 31, 2020 and 2019, respectively. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2020, 2019, and 2018.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.6 million, $0.7 million, and $0.9 million of interest cost was capitalized in 2020, 2019 and 2018, respectively.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Data Centers, buildings, and leasehold improvements	10 - 30 years

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

The Company recognized impairment charges of $40.1 million, $33.1 million, and $27.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 3 for further detail of these amounts.

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

The accounts receivable balance was $74.1 million and $132.1 million as of December 31, 2020 and 2019, respectively, of which $14.3 million and $40.7 million related to the site development segment as of December 31, 2020 and 2019, respectively. Refer to Note 15 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts for our site leasing and site development businesses:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$21,202	$23,880	$26,481
Provision for doubtful accounts	620	155	551
Write-offs	(23)	(1,455)	(591)
Recoveries (1)	(3,524)	(2,296)	—
Acquisitions	—	1,193	—
Currency translation adjustment	(2,582)	(275)	(2,561)
Ending balance	$15,693	$21,202	$23,880

(1)On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Since the filing, the Company has received all rental payments due in connection with obligations of Oi accruing post-petition. On January 8, 2018, Oi’s reorganization plan was approved by the Brazilian courts and Oi is expected to fully resolve all its pre-petition obligations in accordance with the terms of the plan, which includes a 10% reduction in the receivable and four annual installment payments. Two of these payments were received by the Company since March 2019. The remaining balance is expected to be fully paid by 2022.

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

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2020. The REIT had taxable income during the year ended December 31, 2020 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2020 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. A portion of the deferred tax asset generated by the NOLs are reserved by a valuation allowance.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and purchases under the Company’s employee stock purchase plans. The Company records compensation expense, for stock options, RSUs, and PSUs on a straight-line basis over the vesting period; however compensation expense related to certain PSUs are subject to adjustment on performance relative to the established targets. Compensation expense for stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for RSUs and PSUs is based on the fair market value of the units awarded at the date of the grant.

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

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2020 and 2019, the asset retirement obligation was $30.9 million and $11.5 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

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

Acquisitions

Under ASU 2017-01, Clarifying the Definition of a Business, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2020, there were no purchase price allocations that were preliminary.

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

Leases

The Company adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. The consolidated financial statements for 2020 and 2019 are presented under the new standard, while the 2018 comparative period presented is not adjusted and continues to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. The Company has elected not to separate nonlease components from the associated lease component for all underlying classes of assets.

The components of the right-of-use assets and lease liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019

Operating lease right-of-use assets, net	$2,369,358	$2,567,507
Financing lease right-of-use assets, net	4,202	4,710
Right-of-use assets, net	$2,373,560	$2,572,217

Current operating lease liabilities	$234,605	$245,665
Current financing lease liabilities	1,432	1,350
Current lease liabilities	$236,037	$247,015

Long-term operating lease liabilities	$2,092,353	$2,276,858
Long-term financing lease liabilities	2,010	2,542
Long-term lease liabilities	$2,094,363	$2,279,400

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

The components of lease cost, lease term, and discount rate as of December 31, 2020 and 2019 are as follows:

	For the year ended
	December 31, 2020	December 31, 2019

	(in thousands)
Amortization of right-of-use assets	$1,485	$1,275
Interest on finance lease liabilities	135	115
Total finance lease cost	1,620	1,390
Operating lease cost	260,619	266,681
Variable lease cost	42,654	38,477
Total lease cost	$304,893	$306,548

Weighted Average Remaining Lease Term as of December 31, 2020 and 2019:
Operating leases	16.1 years	16.6 years
Finance leases	2.7 years	3.3 years

Weighted Average Discount Rate as of December 31, 2020 and 2019:
Operating leases	5.9%	6.1%
Finance leases	3.4%	3.6%

	For the twelve months ended
Other information:	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$237,747	$237,758
Cash flows from finance leases	$1,485	$1,275

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. Tenant leases typically contain specific rent escalators, which can be fixed or escalate in accordance with a standard cost of living index, including the renewal option periods.

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

Deferred Lease Costs

ASU 2016-02, defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, are deferred and amortized over the remaining lease term. Initial direct costs were approximately $1.2 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. Amortization expense related to deferred initial direct costs was $1.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, unamortized deferred initial direct costs were $4.8 million and $4.9 million, respectively, and are included in other assets on the Consolidated Balance Sheets.

Reference Rate Reform

ASU 2020-04, Reference Rate Reform, provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2020, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $145.6 million loss, a $9.0 million gain, and a $58.8 million loss, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2020, 2019, and 2018, respectively, due to changes in foreign exchange rates. As of December 31, 2020 and 2019, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $909.8 million and $899.7 million, respectively.

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

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis—The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Refer to Note 20 for discussion of the Company’s redeemable non-controlling interests.

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

	For the year
	ended December 31,
	2020	2019	2018

Asset impairment (1)	$31,552	$18,794	$14,350
Write-off of carrying value of decommissioned towers	7,456	11,155	10,795
Other (including third party decommission costs)	1,089	3,154	1,989
Total asset impairment and decommission costs	$40,097	$33,103	$27,134

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Refer to Note 2 for discussion of the Company’s long term investments.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short term investments are based primarily upon Level 1 reported market values. As of December 31, 2020 and 2019, the Company had $0.7 million and $0.5 million, respectively, of short term investments. For the year ended December 31, 2020, the Company purchased and sold $1.2 billion of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 1 and Note 22.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statement of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2020	December 31, 2019	December 31, 2018	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$308,560	$108,309	$143,444
Securitization escrow accounts	31,507	30,046	32,261	Restricted cash - current asset
Payment and performance bonds	164	197	203	Restricted cash - current asset
Surety bonds and workers compensation	2,577	2,568	2,392	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$342,808	$141,120	$178,300

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2020 and 2019, the Company had $41.8 million and $41.7 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2020 and 2019, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Costs incurred on uncompleted contracts	$54,949	$52,339
Estimated earnings	21,778	19,954
Billings to date	(43,725)	(47,401)
	$33,002	$24,892

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,796	$26,313
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(1,794)	(1,421)
	$33,002	$24,892

At December 31, 2020 and 2019, eight customers comprised 99.4% and 94.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, respectively.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Prepaid ground rent	$1,412	$1,632
Prepaid real estate taxes	3,153	3,003
Prepaid taxes	8,121	4,924
Other	11,189	27,722
Total prepaid expenses and other current assets	$23,875	$37,281

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Straight-line rent receivable	$321,816	$330,660
Interest rate swap asset (1)	12,123	47,583
Loan receivables	5,931	8,295
Deferred lease costs, net	4,788	4,865
Deferred tax asset - long term	53,722	4,342
Long-term investments	57,575	13,255
Other	22,037	23,078
Total other assets	$477,992	$432,078

(1)Refer to Note 22 for more information on the Company’s interest rate swaps.

7.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2020	2019	2018
Tower acquisitions (number of towers)	233	2,443	1,316

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Acquisitions of towers and related intangible assets (1) (2) (3)	$181,473	$701,471	$406,699
Land buyouts and other assets (4)	89,945	72,486	45,130
Total cash acquisition capital expenditures	$271,418	$773,957	$451,829

(1)The year ended December 31, 2020 excludes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(2)The year ended December 31, 2019 excludes $1.7 million of acquisitions costs funded through the issuance of 10,000 shares of Class A common stock.

(3)On August 30, 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which resulted in the consolidation of the entity. The cash consideration is included herein. Furthermore, the year ended December 31, 2019 excludes $72.0 million associated with the consolidation of this entity.

(4)In addition, the Company paid $12.3 million, $15.2 million, and $24.3 million for ground lease extensions and term easements on land underlying the Company’s towers during the years ending December 31, 2020, 2019, and 2018, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets. Includes amounts paid related to the acquisition of data centers for the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company acquired 233 towers and related assets and liabilities consisting of $30.1 million of property and equipment, $218.1 million of intangible assets, and $66.8 million of other net liabilities assumed. All acquisitions in the year ended December 31, 2020 were accounted for as asset acquisitions.

During the year ended December 31, 2019, the Company acquired 2,443 towers and related assets and liabilities consisting of $90.8 million of property and equipment, $715.5 million of intangible assets, and $32.8 million of other net liabilities assumed.

During the year ended December 31, 2018, the Company acquired 1,316 towers and related assets and liabilities consisting of $134.5 million of property and equipment, $280.7 million of intangible assets, and $8.5 million of other net liabilities assumed.

Subsequent to December 31, 2020, the Company acquired 25 towers and related assets for $8.4 million in cash. In addition, on February 16, 2021, the Company closed on the acquisition of wireless tenant licenses on 697 utility transmission structures related to the previously announced PG&E transaction for $954.0 million of cash consideration. The balance of the PG&E transaction is anticipated to close by the end of the third quarter. Furthermore, the Company has agreed to purchase and anticipates closing on 299 additional communication sites for an aggregate amount of $72.7 million. The Company anticipates that the majority of these acquisitions will be consummated by the end of the second quarter of 2021.

The maximum potential obligation related to the performance targets for acquisitions, which have not been recorded on the Company’s Consolidated Balance Sheet, were $35.0 million and $29.7 million as of December 31, 2020 and 2019, respectively.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Towers and related components	$5,213,019	$5,164,104
Construction-in-process (1)	38,065	33,644
Furniture, equipment, and vehicles	54,610	51,654
Land, buildings, and improvements	818,272	736,378
Total property and equipment	6,123,966	5,985,780
Less: accumulated depreciation	(3,446,640)	(3,191,178)
Property and equipment, net	$2,677,326	$2,794,602

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $287.0 million, $281.6 million, and $269.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, unpaid capital expenditures that are included in accounts payable and accrued expenses were $6.1 million and $14.7 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2020			As of December 31, 2019
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,876,880	$(2,471,438)	$2,405,442	$4,996,591	$(2,218,404)	$2,778,187
Network location intangibles	1,770,944	(1,020,236)	750,708	1,764,484	(915,898)	848,586
Intangible assets, net	$6,647,824	$(3,491,674)	$3,156,150	$6,761,075	$(3,134,302)	$3,626,773

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $434.4 million, $415.2 million, and $402.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2021	$410,820
2022	388,376
2023	364,625
2024	335,645
2025	325,820

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Salaries and benefits	$20,958	$19,838
Real estate and property taxes	9,583	9,598
Unpaid capital expenditures	6,073	14,669
Other	26,417	23,513
Total accrued expenses	$63,031	$67,618

11.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2020			December 31, 2019
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Apr. 11, 2023	$380,000	$380,000	$380,000	$490,000	$490,000	$490,000
2018 Term Loan	Apr. 11, 2025	2,340,000	2,310,750	2,325,391	2,364,000	2,369,910	2,346,183
2013-2C Tower Securities (1)	Apr. 11, 2023	575,000	599,662	572,063	575,000	585,954	570,866
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	670,003	616,131	620,000	644,912	615,205
2015-1C Tower Securities (1)	Oct. 8, 2020	—	—	—	500,000	502,095	498,090
2016-1C Tower Securities (1)	Jul. 9, 2021	—	—	—	700,000	704,095	696,936
2017-1C Tower Securities (1)	Apr. 11, 2022	760,000	774,410	757,165	760,000	763,405	755,061
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	671,341	636,045	640,000	658,266	634,344
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,218,613	1,155,106	1,165,000	1,158,057	1,153,086
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	752,910	742,782	—	—	—
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	597,840	594,081	—	—	—
2014 Senior Notes	Jul. 15, 2022	—	—	—	750,000	760,313	743,580
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,127,500	1,088,924	1,100,000	1,142,625	1,086,241
2017 Senior Notes	Oct. 1, 2022	750,000	757,500	746,642	750,000	764,063	744,833
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,567,500	1,481,466	—	—	—
Total debt		$11,180,000	$11,428,029	$11,095,796	$10,414,000	$10,543,695	$10,334,425
Less: current maturities of long-term debt				(24,000)			(522,090)
Total long-term debt, net of current maturities				$11,071,796			$9,812,335

(1)The maturity date represents the anticipated repayment date for each issuance.

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2020 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2021	$24,000
2022	1,534,000
2023	1,619,000
2024	1,744,000
2025	3,409,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the year ended December 31,
	Interest	2020		2019		2018
	Rates as of	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	December 31, 2020	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.610%	$6,070	$—	$7,085	$—	$7,411	$—
2014 Term Loan	N/A	—	—	—	—	15,550	146
2015 Term Loan	N/A	—	—	—	—	5,237	187
2018 Term Loan (1)	1.878%	68,963	23,452	105,021	1,338	72,648	543
2013 Tower Securities (2)	3.722%	21,584	—	21,584	—	25,654	—
2014 Tower Securities (3)	3.869%	24,185	—	43,055	—	51,138	—
2015-1C Tower Securities	3.156%	8,589	—	15,939	—	15,939	—
2016-1C Tower Securities	2.877%	10,972	—	20,361	—	20,361	—
2017-1C Tower Securities	3.168%	24,354	—	24,354	—	24,354	—
2018-1C Tower Securities	3.448%	22,281	—	22,281	—	18,072	—
2019-1C Tower Securities	2.836%	33,428	—	10,029	—	—	—
2020-1C Tower Securities	1.884%	6,675	—	—	—	—	—
2020-2C Tower Securities	2.328%	6,568	—	—	—	—	—
2014 Senior Notes	4.875%	3,352	112	36,563	800	36,563	761
2016 Senior Notes	4.875%	53,625	1,109	53,625	1,055	53,625	1,003
2017 Senior Notes	4.000%	30,000	—	30,000	—	30,000	—
2020 Senior Notes	3.875%	46,769	197	—	—	—	—
Capitalized interest and other		459	—	139	—	(335)	—
Total		$367,874	$24,870	$390,036	$3,193	$376,217	$2,640

(1)The 2018 Term Loan has a blended rate of 1.878% which includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 1.900% as of December 31, 2020. Refer to Note 22 for more information on the Company’s interest rate swap.

(2)The 2013-1C Tower Securities and the 2013-1D Tower Securities, which were repaid March 9, 2018, accrued interest at 2.240% and 3.598%, respectively. The 2013-2C Tower Securities accrue interest at 3.722%.

(3)The 2014-1C Tower Securities, which was repaid September 13, 2019, accrued interest at 2.898%. The 2014-2C Tower Securities accrue interest at 3.869%.

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

During the year ended December 31, 2020, the Company borrowed $895.0 million and repaid $1.0 billion of the outstanding balance under the Revolving Credit Facility. As of December 31, 2020, the balance outstanding under the Revolving Credit Facility was $380.0 million accruing interest at 1.610% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of December 31, 2020, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2020, the Company borrowed $680.0 million and repaid $430.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $630.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2020, the 2018 Term Loan was accruing interest at 1.900% per annum. Principal payments on the 2018 Term Loan commenced on September 30, 2018 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date. The proceeds from the 2018 Term Loan were used (1) to retire the outstanding $1.93 billion in aggregate principal amount of the 2014 Term Loan and 2015 Term Loan, (2) to pay down the existing outstanding balance under the Revolving Credit Facility, and (3) for general corporate purposes.

During the year ended December 31, 2020, the Company repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2020, the 2018 Term Loan had a principal balance of $2.3 billion.

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

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2013-2C Tower Securities, 2014-2C Tower Securities, 2017-1C Tower Securities, 2018-1C Tower Securities, 2019-1C Tower Securities, 2020-1C Tower Securities, and 2020-2C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 9,989 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2017-1C, Secured Tower Revenue Securities Series 2018-1C, Secured Tower Revenue Securities Series 2019-1C, and Secured Tower Revenue Securities Series 2020-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C, Secured Tower Revenue Securities Series 2014-2C, and Secured Tower Revenue Securities Series 2020-2C) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2017-1C, Secured Tower Revenue Securities Series 2018-1C, Secured Tower Revenue Securities Series 2019-1C, and Secured Tower Revenue Securities Series 2020-1C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C, Secured Tower Revenue Securities Series 2014-2C, and Secured Tower Revenue Securities Series 2020-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

2013-2C Tower Securities

On April 18, 2013, the Company, through a New York common law trust (the “Trust”), issued $575.0 million of Secured Tower Revenue Securities Series 2013-2C, which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”). The fixed interest rate of the 2013-2C Tower Securities is 3.722% per annum, payable monthly. The Company incurred financing fees of $11.0 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2013-2C Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C, which had an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 (the “2014-1C Tower Securities”) and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C, which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (the “2014-2C Tower Securities”) (collectively the “2014 Tower Securities”). The Company incurred financing fees of $9.0 million in relation to the 2014-2C Tower Securities, which are being amortized through the anticipated repayment date of the 2014-2C Tower Securities.

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

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C, which had an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities was 3.156% per annum, payable monthly. The Company incurred financing fees of $11.2 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

On July 14, 2020, the Company repaid the entire aggregate principal amount of the 2015-1C Tower Securities in connection with the issuance of the 2020 Tower Securities (as defined below). Additionally, the Company expensed $0.6 million of deferred financing fees and accrued interest related to the redemption of the 2015-1C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

2016-1C Tower Securities

On July 7, 2016, the Company, through the Trust, issued $700.0 million of Secured Tower Revenue Securities Series 2016-1C, which had an anticipated repayment date of July 9, 2021 and a final maturity date of July 10, 2046 (the “2016-1C Tower Securities”). The fixed interest rate of the 2016-1C Tower Securities was 2.877% per annum, payable monthly. The Company incurred financing fees of $9.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2016-1C Tower Securities.

On July 14, 2020, the Company repaid the entire aggregate principal amount of the 2016-1C Tower Securities in connection with the issuance of the 2020 Tower Securities (as defined below). Additionally, the Company expensed $2.0 million of deferred financing fees and accrued interest related to the redemption of the 2016-1C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2020 Tower Securities

On July 14, 2020, the Company, through the Trust, issued $750.0 million of 1.884% Secured Tower Revenue Securities Series 2020-1C which have an anticipated repayment date of January 9, 2026 and a final maturity date of July 11, 2050 (the “2020-1C Tower Securities”) and $600.0 million of 2.328% Secured Tower Revenue Securities Series 2020-2C which have an anticipated repayment date of January 11, 2028 and a final maturity date of July 9, 2052 (the “2020-2C Tower Securities”) (collectively the “2020 Tower Securities”). The aggregate $1.35 billion of 2020 Tower Securities have a blended interest rate of 2.081% and a weighted average life through the anticipated repayment date of 6.4 years. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2015-1C Tower Securities ($500.0 million) and the 2016-1C Tower Securities ($700.0 million). The remaining net proceeds of the 2020 Tower Securities were used for general corporate purposes. The Company has incurred deferred financing fees of $14.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2020 Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $71.1 million of Secured Tower Revenue Securities Series 2020-1R issued by the Trust. These securities have an anticipated repayment date of January 11, 2028 and a final maturity date of July 9, 2052 (the

“2020-2R Tower Securities”). The fixed interest rate on the 2020-2R Tower Securities is 4.336% per annum, payable monthly. Principal and interest payments made on the 2020-2R Tower Securities eliminate in consolidation.

In connection with the issuance of the 2020 Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $1.4 billion (but increased by a net of $221.1 million after giving effect to repayment of the loan components relating to the 2015-1C Tower Securities and 2016-1C Tower Securities) and (2) the Borrowers became jointly and severally liable for the aggregate $5.1 billion borrowed under the mortgage loan corresponding to the 2013-2C Tower Securities, 2014-2C Tower Securities, 2017-1C Tower Securities, 2018-1C Tower Securities, 2019-1C Tower Securities, and the newly issued 2020-1C Tower Securities and 2020-2C Tower Securities. The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2020 Tower Securities and is subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of December 31, 2020, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

2014 Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes accrued interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 2014 Senior Notes was due semi-annually on January 15 and July 15 of each year. The Company had incurred financing fees of $11.6 million in relation to this transaction, which were being amortized through the maturity date.

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

2017 Senior Notes

On October 13, 2017, the Company issued $750.0 million of unsecured senior notes due October 1, 2022 at par value (the “2017 Senior Notes”). The 2017 Senior Notes accrued interest at a rate of 4.0% per annum. Interest on the 2017 Senior Notes was due semi-annually on April 1 and October 1 of each year, beginning on April 1, 2018. The Company incurred financing fees of $8.9 million in relation to this transaction, which were being amortized through the maturity date.

On February 11, 2021, the Company redeemed the entire $750.0 million balance of the 2017 Senior Notes with proceeds from the 2021 Senior Notes (defined below). In addition, the Company paid a $7.5 million call premium and expensed $3.2 million for the write-off of the original issue discount and financing fees related to the redemption of the 2017 Senior Notes which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

2020 Senior Notes

On February 4, 2020, the Company issued $1.0 billion of unsecured senior notes due February 15, 2027 at par value (the “2020-1 Senior Notes”), and on May 26, 2020, the Company issued $500.0 million of additional unsecured senior notes under the same indenture at 99.500% of par value (the “2020-2 Senior Notes”) (collectively, the “2020 Senior Notes”). The 2020 Senior Notes accrue interest at a rate of 3.875% per annum. Net proceeds from these offerings were used to redeem the entire $750.0 million outstanding principal amount of the 2014 Senior Notes, repay amounts outstanding under the Revolving Credit Facility, and for general corporate purposes. Interest on the 2020 Senior Notes is due semi-annually on February 1 and August 1 of each year, beginning on August 15, 2020. The Company incurred financing fees of $18.0 million in relation to this transaction, which are being amortized through the maturity date.

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

2021 Senior Notes

On January 29, 2021, the Company issued $1.5 billion of unsecured senior notes due February 1, 2029 at par value (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 3.125% per annum. Interest on the 2021 Senior Notes is due semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The Company incurred financing fees of $14.3 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2017 Senior Notes, repay the amounts outstanding under the Revolving Credit Facility, and for general corporate purposes.

The 2021 Senior Notes are subject to redemption in whole or in part on or after February 1, 2024 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to February 1, 2024, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes originally issued at a redemption price of 103.125% of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. The Company may redeem the 2021 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2024 at 101.563%, February 1, 2025 at 100.781%, or February 1, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

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

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2020, the Company did not issue any shares of Class A common stock under this registration statement. During the year ended December 31, 2019, the Company issued 10,000 shares of Class A common stock under this registration statement. As of December 31, 2020, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On March 5, 2018, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time it issues securities under this registration statement. For the years ended December 31, 2020 and 2019, the Company did not issue any securities under this automatic shelf registration statement.

On August 6, 2020, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 3.4 million shares of the Company’s Class A common stock, consisting of 3.0 million shares of Common Stock issuable under the 2020 Performance and Equity Incentive Plan (the “2020 Plan”) and 400,000 shares of Common Stock subject to awards granted under the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares (see Note 13).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On November 2, 2020, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on July 29, 2019 which had a remaining authorization of $124.3 million. As of the date of this filing, the Company had $500.0 million authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the year
	ended December 31,
	2020	2019	2018

Total number of shares purchased (in millions) (1)	3.1	2.0	5.0
Average price paid per share (1)	$280.17	$231.87	$159.87
Total price paid (in millions) (1)	$856.0	$470.3	$795.5

Subsequent to December 31, 2020, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.5
Average price paid per share (1)	$262.16
Total price paid (in millions) (1)	$144.0

(1)Amounts are calculated based on the trade date which differs from the Consolidated Statements of Cash Flows which calculate share repurchases based on settlement date.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2020, $651.1 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets that meet the Company’s return criteria, and then stock repurchases when the Company believes its stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

As of December 31, 2020, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2020	March 10, 2020	$0.465	$52.2 million	March 26, 2020
May 5, 2020	May 28, 2020	$0.465	$52.0 million	June 18, 2020
August 3, 2020	August 25, 2020	$0.465	$52.0 million	September 21, 2020
November 2, 2020	November 19, 2020	$0.465	$51.5 million	December 17, 2020

Dividends paid in 2020 and 2019 were ordinary dividends.

Subsequent to December 31, 2020, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 19, 2021	March 10, 2021	$0.58	March 26, 2021

13.STOCK-BASED COMPENSATION

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 3.0 million shares remain available for future issuance as of December 31, 2020), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

	For the year ended December 31,
	2020	2019	2018
Risk free interest rate	1.66%	1.37% - 2.47%	2.57% - 2.92%
Dividend yield	1.3%	1.3%	0.7%
Expected volatility	20.4%	20.4%	21.6%
Expected lives	4.6 years	4.6 years	4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2020, 2019 and 2018 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2017	4,842	$100.12
Granted	941	$156.55
Exercised	(926)	$81.73
Forfeited/canceled	(41)	$123.98
Outstanding at December 31, 2018	4,816	$114.48
Granted	1,068	$183.42
Exercised	(1,315)	$103.47
Forfeited/canceled	(62)	$140.85
Outstanding at December 31, 2019	4,507	$133.68
Granted	10	$240.99
Exercised	(1,287)	$110.59
Forfeited/canceled	(28)	$168.11
Outstanding at December 31, 2020	3,202	$143.01	3.8	$445,311
Exercisable at December 31, 2020	1,700	$124.93	3.0	$267,228
Unvested at December 31, 2020	1,502	$163.48	4.6	$178,083

The weighted-average per share fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $41.09, $33.99, and $33.01, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2020, 2019 and 2018 was $235.0 million, $132.8 million and $78.0 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2020, 2019 and 2018 was approximately $142.5 million, $136.0 million, and $74.7 million, respectively. The tax benefit realized for the tax deductions from option exercises under all plans was $16.9 million and $10.2 million for the years ended December 31, 2020 and 2019, respectively. No tax benefit was realized for the year ended December 31, 2018.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $282.13 as of December 31, 2020. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$95.01 - $115.00	557	2.1	$96.89	556	$96.87
$115.01 - $150.00	926	2.9	$116.83	656	$117.51
$150.01 - $180.00	744	4.2	$156.54	300	$156.53
$180.01 - $270.00	975	5.2	$183.87	188	$183.40
	3,202			1,700

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2019	2,590	$29.82
Options granted	10	$41.09
Vested	(1,070)	$26.96
Forfeited	(28)	$32.12
Unvested as of December 31, 2020	1,502	$31.91

As of December 31, 2020, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $15.1 million. That cost is expected to be recognized over a weighted average period of 1.8 years.

The total fair value of options vested during 2020, 2019, and 2018 was $28.8 million, $26.5 million, and $24.0 million, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2020:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	313	$152.98	—	$—
Granted (1)	99	$290.77	149	$376.48
Vested	(129)	$142.11	—	$—
Forfeited/canceled	(9)	$202.02	(1)	$376.50
Outstanding at December 31, 2020	274	$206.48	148	$376.48

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

Employee Stock Purchase Plan

In 2018, the Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which replaced the 2008 Purchase Plan and reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2020 and 2019, 25,058 shares and 30,128 shares, respectively, of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $6.1 million and $5.5 million, respectively. At December 31, 2020, 234,762 shares remained available for issuance under the 2018 Purchase Plan. For the year ended December 31, 2018, 16,798 shares of Class A common stock were issued under the previous 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $2.3 million.

In addition, the Company recorded $1.1 million, $1.0 million, and $0.6 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plan and 2018 Purchase Plan for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2020, 2019, and 2018, respectively:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenues	$2,074	$2,034	$1,182
Selling, general and administrative	66,816	71,180	41,145
Total cost of non-cash compensation included
in income before provision for income taxes	$68,890	$73,214	$42,327

During 2018, the Board of Directors adopted a retirement policy applicable to all employees receiving equity as part of their compensation plan. This policy was effective January 1, 2019. Historically, all unvested equity awards were forfeited upon termination of employment and any options that were vested but unexercised would be forfeited 90 days after the termination of employment. The new retirement policy allows employees that meet certain conditions to vest or continue vesting in outstanding equity awards following retirement and extends the time the employee has to exercise vested and outstanding awards. As a result of this policy, stock compensation expense related to the adoption of the policy resulted in an acceleration of unrecognized stock compensation expense of approximately $18.5 million in 2019.

In addition, the Company capitalized $1.5 million, $1.1 million and $0.8 million of non-cash compensation for the years ended December 31, 2020, 2019 and 2018, respectively, to fixed assets.

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

Income (loss) before provision (benefit) for income taxes by geographic area is as follows:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Domestic	$151,421	$133,046	$99,203
Foreign	(169,170)	53,843	(47,519)
Total	$(17,749)	$186,889	$51,684

The provision (benefit) for income taxes consists of the following components:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Current provision:
State	$753	$5,520	$5,764
Foreign	20,638	18,150	13,756
Total current	21,391	23,670	19,520

Deferred provision (benefit) for taxes:
Federal	(7,552)	(3,306)	(9,463)
State	(4,684)	1,952	(1,412)
Foreign	(59,956)	13,138	(16,673)
Change in valuation allowance	9,005	4,151	12,261
Total deferred	(63,187)	15,935	(15,287)
Total provision (benefit) for income taxes	$(41,796)	$39,605	$4,233

A reconciliation of the provision (benefit) for income taxes at the statutory U.S. Federal tax rate (21%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Statutory federal expense	$(3,727)	$39,247	$10,854
Rate and permanent differences on non-U.S. earnings (1)	(7,531)	15,937	3,620
State and local tax expense	(3,707)	7,578	4,824
REIT adjustment	(35,539)	(28,975)	(22,241)
Permanent differences	(736)	18	437
Tax Act impact on deferred taxes	—	—	(6,040)
Other	439	1,649	518
Valuation allowance	9,005	4,151	12,261
(Benefit) provision for income taxes	$(41,796)	$39,605	$4,233

(1)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating losses	$55,657	$61,741
Property, equipment, and intangible basis differences	9,813	5,946
Accrued liabilities	6,561	9,994
Non-cash compensation	20,128	19,198
Operating lease liability	232,329	276,824
Deferred revenue	2,846	2,527
Allowance for doubtful accounts	3,017	4,190
Currency translation	99,344	47,468
Other	5,808	2,657
Valuation allowance	(63,239)	(54,610)
Total deferred tax assets, net (1)	372,264	375,935

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(145,328)	(158,419)
Right of use asset	(223,366)	(269,586)
Straight-line rents	(20,809)	(25,535)
Deferred foreign withholding taxes	(9,796)	(7,706)
Deferred lease costs	—	(34)
Other	(1,532)	(783)
Total deferred tax liabilities, net (1)	$(28,567)	$(86,128)

(1)Of these amounts, $53,722 and $82,290 are included in Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2020. As of December 31, 2019, $4,342, $1,650, and $88,820 are included in Other assets, Other current liabilities, and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $63.2 million and $54.6 million were being carried to offset net deferred income tax assets as of December 31, 2020 and 2019, respectively. The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $8.6 million and a decrease of $4.0 million, respectively.

The Company has available at December 31, 2020, a federal NOL carry-forward of approximately $770.8 million. $745.2 million of these NOL carry-forwards will expire between 2025 and 2037, and $25.6 million have an indefinite carry-forward. As of December 31, 2020, $651.1 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2020, a foreign NOL carry-forward of $65.9 million and a net state operating tax loss carry-forward of approximately $412.0 million. These net operating tax loss carry-forwards begin to expire in 2021.

The tax losses generated in tax years 2002 through 2014 remain subject to audit adjustment, and tax years 2015 and forward are open to examination by the major jurisdictions in which the Company operates.

The Company has removed the permanent reinvestment assertion as of December 31, 2020 for all foreign earnings of the Company’s foreign jurisdictions except Argentina. The Company has also removed its permanent reinvestment assertion on the investment in the Company’s Guatemala and El Salvador subsidiaries. The Company has recorded deferred foreign withholding taxes of $9.8 million at December 31, 2020. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Guatemala and El Salvador. The deferred incomes taxes related to the Guatemala and El Salvador subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in these entities that the investment is indefinitely reinvested is not practicable.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year it is incurred. The income inclusion for GILTI for the year ended December 31, 2020 is $10.0 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2020	(in thousands)
Revenues	$1,558,311	$396,161	$128,666	$—	$2,083,138
Cost of revenues (1)	256,673	117,105	102,750	—	476,528
Operating profit	1,301,638	279,056	25,916	—	1,606,610
Selling, general, and administrative expenses	102,889	34,905	17,663	38,810	194,267
Acquisition and new business initiatives
related adjustments and expenses	10,331	6,251	—	—	16,582
Asset impairment and decommission costs	28,887	11,210	—	—	40,097
Depreciation, amortization and accretion	539,399	174,073	2,356	6,142	721,970
Operating income (loss)	620,132	52,617	5,897	(44,952)	633,694
Other expense (principally interest expense
and other expense)				(651,443)	(651,443)
Loss before income taxes					(17,749)
Cash capital expenditures (2)	303,366	89,762	1,752	6,191	401,071
For the year ended December 31, 2019
Revenues	$1,487,108	$373,750	$153,787	$—	$2,014,645
Cost of revenues (1)	258,413	115,538	119,080	—	493,031
Operating profit	1,228,695	258,212	34,707	—	1,521,614
Selling, general, and administrative expenses	99,707	32,411	21,525	39,074	192,717
Acquisition and new business initiatives
related adjustments and expenses	7,933	7,295	—	—	15,228
Asset impairment and decommission costs	24,202	8,899	2	—	33,103
Depreciation, amortization and accretion	527,718	161,183	2,341	5,836	697,078
Operating income (loss)	569,135	48,424	10,839	(44,910)	583,488
Other expense (principally interest expense
and other expense)				(396,599)	(396,599)
Income before income taxes					186,889
Cash capital expenditures (2)	287,793	635,728	3,900	4,271	931,692
For the year ended December 31, 2018
Revenues	$1,400,095	$340,339	$125,261	$—	$1,865,695
Cost of revenues (1)	266,131	106,165	96,499	—	468,795
Operating profit	1,133,964	234,174	28,762	—	1,396,900
Selling, general, and administrative expenses	72,879	27,082	16,215	26,350	142,526
Acquisition and new business initiatives
related adjustments and expenses	5,268	5,693	—	—	10,961
Asset impairment and decommission costs	18,857	7,932	345	—	27,134
Depreciation, amortization and accretion	511,823	151,570	2,556	6,164	672,113
Operating income (loss)	525,137	41,897	9,646	(32,514)	544,166
Other expense (principally interest expense
and other expense)				(492,482)	(492,482)
Income before income taxes					51,684
Cash capital expenditures (2)	338,610	258,785	1,561	3,724	602,680

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (3)	Total

Assets	(in thousands)
As of December 31, 2020	$5,893,636	$2,955,563	$61,729	$247,090	$9,158,018
As of December 31, 2019	$6,157,511	$3,381,448	$81,772	$139,210	$9,759,941

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures and acquisitions and financing leases.

(3)Assets in Other consist primarily of general corporate assets.

For the years ended December 31, 2020, 2019, and 2018, site leasing revenue in Brazil was $222.6 million, 226.7 million, and $221.5 million, respectively. Other than Brazil, no foreign country represented more than 4% of the Company’s total site leasing revenues in any of the periods presented. Total long-lived assets in Brazil were $1.0 billion and $1.4 billion as of December 31, 2020, and 2019, respectively.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share data):

	For the year ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to SBA
Communications Corporation	$24,104	$146,991	$47,451
Denominator:
Basic weighted-average shares outstanding	111,532	112,809	114,909
Dilutive impact of stock options, RSUs, and PSUs	1,933	1,884	1,606
Diluted weighted-average shares outstanding	113,465	114,693	116,515
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.22	$1.30	$0.41
Diluted	$0.21	$1.28	$0.41

For the years ended December 31, 2020, 2019, and 2018, the diluted weighted average number of common shares outstanding excluded an additional 56,351 shares, 19,533 shares, and 0.8 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases
2021	$1,461	$242,581
2022	1,243	244,547
2023	814	245,453
2024	78	245,204
2025	—	242,767
Thereafter	—	2,737,820
Total minimum lease payments	3,596	3,958,372
Less: amount representing interest	(154)	(1,631,414)
Present value of future payments	3,442	2,326,958
Less: current obligations	(1,432)	(234,605)
Long-term obligations	$2,010	$2,092,353

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2020 is as follows:

(in thousands)
2021	$1,701,608
2022	1,463,893
2023	1,272,287
2024	1,035,425
2025	680,907
Thereafter	1,441,966
Total	$7,596,086

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2020	2019	2018

T-Mobile (1)	34.5%	35.1%	34.3%
AT&T Wireless	24.1%	23.8%	24.0%
Verizon Wireless	14.1%	14.0%	14.7%

(1)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Sprint.

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2020	2019	2018

T-Mobile (1)	40.5%	40.6%	39.9%
AT&T Wireless	32.2%	32.1%	31.9%
Verizon Wireless	18.5%	18.6%	19.0%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2020	2019	2018

Oi S.A.	28.7%	31.3%	35.5%
Telefonica	18.1%	26.9%	26.7%
Claro	14.5%	11.6%	11.4%

(1)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Sprint.

	For the year ended December 31,
Percentage of Site Development Revenue	2020	2019	2018

T-Mobile (1)	66.8%	67.5%	63.5%

(1)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Sprint.

Five customers comprised 63.8% and 66.6% of total gross accounts receivable at December 31, 2020 and December 31, 2019, respectively.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.7 million, $2.4 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

20.REDEEMABLE NONCONTROLLING INTERESTS

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

In connection with the acquisition of the additional interest in Atlas SA, the parties agreed to both a put option exercisable by the noncontrolling interest holder and a call option exercisable by the Company for the remaining 6% minority interest based on a formulaic approach. During the third quarter of 2020, the Company noticed its intent to exercise its call option to acquire its remaining 6% interest in the joint venture, which has not yet closed as of December 31, 2020. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Consolidated Balance Sheets. As of December 31, 2020, the fair market value of the 6% noncontrolling interest was $15.2 million. The fair value assigned to the redeemable noncontrolling interest is estimated using Level 3 inputs based on unobservable inputs.

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

The components of redeemable noncontrolling interests as of December 31, 2020 are as follows (in thousands):

	December 31,	December 31,
	2020	2019

Beginning balance	$16,052	$—
Purchase of noncontrolling interests	—	13,990
Additional investment	—	179
Foreign currency translation adjustments	(52)	460
Adjustment to fair value	(749)	1,130
Net (loss) income attributable to noncontrolling interests	(57)	293
Ending balance	$15,194	$16,052

21.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
	(in thousands, except per share amounts)
Revenues	$535,905	$522,940	$507,226	$517,067
Operating income	165,100	160,337	157,054	151,203
Depreciation, accretion, and amortization	(180,383)	(180,302)	(178,706)	(182,579)
Net income (loss) attributable to SBA Communications Corporation	105,781	22,568	22,813	(127,058)

Net income (loss) per common share - basic	$0.96	$0.20	$0.20	$(1.14)
Net income (loss) per common share - diluted	0.94	0.20	0.20	(1.14)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(in thousands, except per share amounts)
Revenues	$513,659	$507,547	$500,147	$493,292
Operating income	153,920	153,847	136,452	139,269
Depreciation, accretion, and amortization	(179,487)	(174,987)	(171,564)	(171,040)
Net income attributable to SBA Communications Corporation	67,350	21,679	31,973	25,989

Net income per common share - basic	$0.60	$0.19	$0.28	$0.23
Net income per common share - diluted	0.59	0.19	0.28	0.23

Because net income (loss) per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

22.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of December 31, 2020, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of December 31, 2020, the interest rate swap has a fair value of $12.1 million.

On August 4, 2020, the Company also terminated its existing interest rate swaps, which were previously de-designated as cash flow hedges. There was no cash transferred in connection with the termination of these swaps. The Company reclassifies the fair value of its interest rate swaps recorded in Accumulated other comprehensive loss, net on their de-designation date to non-cash interest expense on the Consolidated Statements of Operations over their respective remaining term end dates which range from 2023 to 2025.

Accumulated other comprehensive loss, net includes an aggregate of $140.9 million and $42.1 million of accumulated derivative net losses as of December 31, 2020 and December 31, 2019, respectively.

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

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets at December 31, 2020 and 2019.

		Fair Value as of
	Balance Sheet	December 31,	December 31,
	Location	2020	2019

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$12,123	$—
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$—	$42,698
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements in a fair value asset position	Other assets	$—	$47,583
Interest rate swap agreements in a fair value liability position	Other long-term liabilities	$—	$47,583

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations for the fiscal years ended December 31, 2020, 2019, and 2018.

	For the year ended December 31,
	2020	2019	2018

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(128,086)	$16,887	$—
Amount recognized in Non-cash interest expense	$(6,707)	$(878)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount recorded in Accumulated other comprehensive loss, net	$—	(60,462)	—
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$29,315	$1,444	$—