Form 10-Q
period 2021-03-31
SBA COMMUNICATIONS CORP
filed 2021-05-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 109,344,636 shares of Class A common stock as of April 26, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$176,622	$308,560
Restricted cash	62,926	31,671
Accounts receivable, net	86,165	74,088
Costs and estimated earnings in excess of billings on uncompleted contracts	38,574	34,796
Prepaid expenses and other current assets	25,640	23,875
Total current assets	389,927	472,990
Property and equipment, net	2,608,526	2,677,326
Intangible assets, net	2,984,098	3,156,150
Operating lease right-of-use assets, net	2,303,070	2,369,358
Acquired and other right-of-use assets, net	956,945	4,202
Other assets	520,894	477,992
Total assets	$9,763,460	$9,158,018
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$33,610	$109,969
Accrued expenses	57,218	63,031
Current maturities of long-term debt	24,000	24,000
Deferred revenue	174,351	113,117
Accrued interest	27,003	54,350
Current lease liabilities	231,952	236,037
Other current liabilities	12,630	14,297
Total current liabilities	560,764	614,801
Long-term liabilities:
Long-term debt, net	12,019,757	11,071,796
Long-term lease liabilities	2,035,371	2,094,363
Other long-term liabilities	179,068	186,246
Total long-term liabilities	14,234,196	13,352,405
Redeemable noncontrolling interests	13,677	15,194
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 109,331 shares and
109,819 shares issued and outstanding at March 31, 2021 and December 31, 2020,
respectively	1,093	1,098
Additional paid-in capital	2,610,472	2,586,130
Accumulated deficit	(6,848,313)	(6,604,028)
Accumulated other comprehensive loss, net	(808,429)	(807,582)
Total shareholders' deficit	(5,045,177)	(4,824,382)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,763,460	$9,158,018

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2021	2020
Revenues:
Site leasing	$505,103	$492,356
Site development	43,636	24,711
Total revenues	548,739	517,067
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	95,368	95,799
Cost of site development	34,406	19,715
Selling, general, and administrative expenses (1)	51,601	49,617
Acquisition and new business initiatives related
adjustments and expenses	5,001	3,799
Asset impairment and decommission costs	4,903	14,355
Depreciation, accretion, and amortization	183,881	182,579
Total operating expenses	375,160	365,864
Operating income	173,579	151,203
Other income (expense):
Interest income	632	885
Interest expense	(90,095)	(95,851)
Non-cash interest expense	(11,804)	(2,406)
Amortization of deferred financing fees	(4,891)	(5,139)
Loss from extinguishment of debt, net	(11,652)	(16,864)
Other expense, net	(88,436)	(226,299)
Total other expense, net	(206,246)	(345,674)
Loss before income taxes	(32,667)	(194,471)
Benefit for income taxes	20,922	66,538
Net loss	(11,745)	(127,933)
Net loss attributable to noncontrolling interests	—	875
Net loss attributable to SBA Communications
Corporation	$(11,745)	$(127,058)
Net loss per common share attributable to SBA
Communications Corporation:
Basic	$(0.11)	$(1.14)
Diluted	$(0.11)	$(1.14)
Weighted average number of common shares
Basic	109,469	111,908
Diluted	109,469	111,908

(1)Includes non-cash compensation of $19,584 and $15,553 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2021	2020

Net loss	$(11,745)	$(127,933)
Adjustments related to interest rate swaps	42,787	(103,240)
Foreign currency translation adjustments	(43,634)	(174,841)
Comprehensive loss	(12,592)	(406,014)
Comprehensive loss attributable to noncontrolling interests	—	2,058
Comprehensive loss attributable to SBA
Communications Corporation	$(12,592)	$(403,956)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2019	111,775	$1,118	$2,461,335	$(5,560,695)	$(568,765)	$(3,667,007)
Net loss attributable to SBA
Communications Corporation	—	—	—	(127,058)	—	(127,058)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	621	6	(5,625)	—	—	(5,619)
Non-cash stock compensation	—	—	16,660	—	—	16,660
Adjustments related to interest rate swaps	—	—	—	—	(103,240)	(103,240)
Repurchase and retirement of common stock	(837)	(8)	—	(203,322)	—	(203,330)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(174,841)	(174,841)
Dividends and dividend equivalents	—	—	—	(52,311)	—	(52,311)
Adjustment to fair value related to
noncontrolling interests	—	—	(484)	—	—	(484)
BALANCE, March 31, 2020	111,559	$1,116	$2,471,886	$(5,943,386)	$(846,846)	$(4,317,230)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2020	109,819	1,098	2,586,130	(6,604,028)	(807,582)	(4,824,382)
Net loss attributable to SBA
Communications Corporation	—	—	—	(11,745)	—	(11,745)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	166	2	2,013	—	—	2,015
Non-cash stock compensation	—	—	20,812	—	—	20,812
Adjustments related to interest rate swaps	—	—	—	—	42,787	42,787
Repurchase and retirement of common stock	(654)	(7)	—	(168,916)	—	(168,923)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(43,634)	(43,634)
Dividends and dividend equivalents
on common stock	—	—	—	(63,624)	—	(63,624)
Adjustment to fair value related to
noncontrolling interests	—	—	1,517	—	—	1,517
BALANCE, March 31, 2021	109,331	$1,093	$2,610,472	$(6,848,313)	$(808,429)	$(5,045,177)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,745)	$(127,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	183,881	182,579
Loss on remeasurement of U.S. dollar denominated intercompany loans	86,251	230,132
Non-cash compensation expense	20,422	16,278
Non-cash asset impairment and decommission costs	4,791	13,997
Loss from extinguishment of debt	10,652	16,864
Deferred income tax benefit	(26,837)	(72,204)
Other non-cash items reflected in the Statements of Operations	17,413	1,402
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(4,523)	19,712
Prepaid expenses and other assets	3,517	(1,643)
Operating lease right-of-use assets, net	29,865	30,181
Accounts payable and accrued expenses	(4,667)	(4,725)
Accrued interest	(27,347)	(18,197)
Long-term lease liabilities	(26,393)	(24,712)
Other liabilities	30,218	16,011
Net cash provided by operating activities	285,498	277,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,052,676)	(89,531)
Capital expenditures	(24,536)	(39,291)
Purchase of investments	(755,013)	(610,012)
Proceeds from sale of investments	755,000	610,000
Other investing activities	641	(3,178)
Net cash used in investing activities	(1,076,584)	(132,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	710,000	500,000
Repayments under Revolving Credit Facility	(500,000)	(505,000)
Proceeds from issuance of Senior Notes, net of fees	1,485,670	988,516
Repayment of Senior Notes	(757,500)	(759,143)
Repurchase and retirement of common stock	(168,923)	(203,330)
Payment of dividends on common stock	(63,412)	(52,201)
Proceeds from employee stock purchase/stock option plans	10,838	38,869
Payments related to taxes on net settlement of stock options and restricted stock units	(8,823)	(44,488)
Other financing activities	(6,507)	(6,558)
Net cash provided by (used in) financing activities	701,343	(43,335)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,880)	(13,900)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(100,623)	88,495
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	342,808	141,120
End of period	$242,185	$229,615

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118,430	$114,033
Income taxes	$6,387	$5,981

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,890	$11,250
Operating lease modifications and reassessments	$6,181	$15,264
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,033	$893

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

For foreign subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities of such subsidiaries, which are not denominated in U.S. dollars, are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Remeasurement gains and losses are reported as other income (expense), net in the Consolidated Statements of Operations.

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $57.0 million loss and a $152.8 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2021 and 2020, respectively, due to changes in foreign exchange rates. During the three months ended March 31, 2021, the Company repaid $116.3 million of the intercompany loan. As of March 31, 2021 and December 31, 2020, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $793.7 million and $909.8 million, respectively.

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. As of March 31, 2021, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

	For the three months
	ended March 31,
	2021	2020

Asset impairment (1)	$3,156	$11,009
Write-off of carrying value of decommissioned towers	1,327	2,699
Other (including third party decommission costs)	420	647
Total asset impairment and decommission costs	$4,903	$14,355

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

The Company’s long term investments were $55.5 million and $57.6 million as of March 31, 2021 and December 31, 2020, respectively. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short term investments are based primarily upon Level 1 reported market values. As of March 31, 2021 and December 31, 2020, the Company had $0.7 million of short-term investments, respectively. For the three months ended March 31, 2021, the Company purchased and sold $755.0 million of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate was set for the Revolving Credit Facility (112.5 to 175.0 basis points). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2021	December 31, 2020	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$176,622	$308,560
Securitization escrow accounts	62,773	31,507	Restricted cash - current asset
Payment and performance bonds	153	164	Restricted cash - current asset
Surety bonds and workers compensation	2,637	2,577	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$242,185	$342,808

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2021 and December 31, 2020, the Company had $42.0 million and $41.8 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2021 and December 31, 2020, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Costs incurred on uncompleted contracts	$62,753	$54,949
Estimated earnings	25,149	21,778
Billings to date	(51,333)	(43,725)
	$36,569	$33,002

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,574	$34,796
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(2,005)	(1,794)
	$36,569	$33,002

As of March 31, 2021 and December 31, 2020, the eight largest customers comprised 99.5% and 99.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Prepaid ground rent	$1,865	$1,412
Prepaid real estate taxes	3,292	3,153
Prepaid taxes	6,179	8,121
Other current assets	14,304	11,189
Total prepaid expenses and other current assets	$25,640	$23,875

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Straight-line rent receivable	$318,107	$321,816
Interest rate swap asset (1)	43,689	12,123
Loan receivables	5,304	5,931
Deferred lease costs, net	5,029	4,788
Deferred tax asset - long term	71,494	53,722
Long-term investments	55,523	57,575
Other	21,748	22,037
Total other assets	$520,894	$477,992

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets	$101,630	$82,274
Acquisition of right-of-use assets (1)	945,915	—
Land buyouts and other assets (2)	5,131	7,257
Total cash acquisition capital expenditures	$1,052,676	$89,531

(1)On February 16, 2021, the Company acquired the exclusive right to lease and operate 697 utility transmission structures, which included existing wireless tenant licenses from PG&E for $954.0 million. The difference between the agreed upon purchase price of $954.0 million and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over a weighted-average period of approximately 70 years.

(2)In addition, the Company paid $2.8 million and $1.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended March 31, 2021 and 2020, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the three months ended March 31, 2021, the Company allocated the purchase price of 34 acquired towers and related assets and liabilities consisting of $2.2 million of property and equipment, $21.1 million of intangible assets, and $78.4 million of other net assets and liabilities assumed. In the three months ended March 31, 2021, all acquisitions were accounted for as asset acquisitions.

Subsequent to March 31, 2021, the Company acquired 17 tower and related assets for $6.0 million in cash.

The maximum potential obligation related to contingent consideration for acquisitions was $18.3 million and $35.0 million as of March 31, 2021 and December 31, 2020, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Towers and related components	$5,204,880	$5,213,019
Construction-in-process (1)	34,040	38,065
Furniture, equipment, and vehicles	54,270	54,610
Land, buildings, and improvements	821,752	818,272
Total property and equipment	6,114,942	6,123,966
Less: accumulated depreciation	(3,506,416)	(3,446,640)
Property and equipment, net	$2,608,526	$2,677,326

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $71.5 million and $71.8 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, unpaid capital expenditures that are included in accounts payable and accrued expenses were $5.3 million and $6.1 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2021			As of December 31, 2020
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,794,137	$(2,520,675)	$2,273,462	$4,876,880	$(2,471,438)	$2,405,442
Network location intangibles	1,754,579	(1,043,943)	710,636	1,770,944	(1,020,236)	750,708
Intangible assets, net	$6,548,716	$(3,564,618)	$2,984,098	$6,647,824	$(3,491,674)	$3,156,150

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $109.8 million and $110.7 million for the three months ended March 31, 2021 and 2020, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Salaries and benefits	$15,046	$20,958
Real estate and property taxes	9,178	9,583
Unpaid capital expenditures	5,330	6,073
Other	27,664	26,417
Total accrued expenses	$57,218	$63,031

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2021			December 31, 2020
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Apr. 11, 2023	$590,000	$590,000	$590,000	$380,000	$380,000	$380,000
2018 Term Loan	Apr. 11, 2025	2,334,000	2,301,908	2,320,200	2,340,000	2,310,750	2,325,391
2013-2C Tower Securities (1)	Apr. 11, 2023	575,000	590,841	572,370	575,000	599,662	572,063
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	655,185	616,368	620,000	670,003	616,131
2017-1C Tower Securities (1)	Apr. 11, 2022	760,000	767,532	757,703	760,000	774,410	757,165
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	660,928	636,481	640,000	671,341	636,045
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,192,249	1,155,684	1,165,000	1,218,613	1,155,106
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	734,505	743,050	750,000	752,910	742,782
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	571,254	594,215	600,000	597,840	594,081
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,124,871	1,089,616	1,100,000	1,127,500	1,088,924
2017 Senior Notes	Oct. 1, 2022	—	—	—	750,000	757,500	746,642
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,533,975	1,482,131	1,500,000	1,567,500	1,481,466
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,445,625	1,485,939	—	—	—
Total debt		$12,134,000	$12,168,873	$12,043,757	$11,180,000	$11,428,029	$11,095,796
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$12,019,757			$11,071,796

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended March 31,
	Rates as of	2021		2020
	March 31,	Cash	Non-cash	Cash	Non-cash
	2021	Interest	Interest	Interest	Interest

Revolving Credit Facility	1.590%	$2,148	$—	$2,714	$—
2018 Term Loan (1)	1.872%	10,997	11,434	22,203	2,022
2013-2C Tower Securities	3.722%	5,396	—	5,396	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—
2015-1C Tower Securities	3.156%	—	—	3,985	—
2016-1C Tower Securities	2.877%	—	—	5,090	—
2017-1C Tower Securities	3.168%	6,085	—	6,085	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—
2020-1C Tower Securities	1.884%	3,598	—	—	—
2020-2C Tower Securities	2.328%	3,540	—	—	—
2014 Senior Notes	4.875%	—	—	3,352	112
2016 Senior Notes	4.875%	13,406	286	13,406	272
2017 Senior Notes	4.000%	2,333	—	7,500	—
2020 Senior Notes	3.875%	14,531	84	6,135	—
2021 Senior Notes	3.125%	8,073	—	—	—
Other		15	—	12	—
Total		$90,095	$11,804	$95,851	$2,406

(1)The 2018 Term Loan has a blended rate of 1.872%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 1.860% as of March 31, 2021. Refer to Note 17 for more information on the Company’s interest rate swap.

Revolving Credit Facility under the Senior Credit Agreement

During the three months ended March 31, 2021, the Company borrowed $710.0 million and repaid $500.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2021, the balance outstanding under the Revolving Credit Facility was $590.0 million accruing interest at 1.590% per annum. In addition, SBA Senior Finance II LLC, the Company’s wholly owned subsidiary (“SBA Senior Finance II”) was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of March 31, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2021, the Company repaid $95.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $495.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

During the three months ended March 31, 2021, the Company repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of March 31, 2021, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust (defined below) consists of a non-recourse mortgage loan made in favor of the Borrowers.

2021-1C Tower Securities

On April 29, 2021, the Company, through the Trust, priced $1.165 billion of Secured Tower Revenue Securities Series 2021-1C which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). This transaction is expected to close May 14, 2021. The 2021-1C Tower Securities have a fixed interest rate of 1.631% per annum, payable monthly. In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, will purchase $61.4 million of Secured Tower Revenue Securities Series 2021-1R issued by the Trust. These securities have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1R Tower Securities”). The fixed interest rate on the 2021-1R Tower Securities is 3.625% per annum, payable monthly. Principal and interest payments made on the 2021-1R Tower Securities will eliminate in consolidation.

Net proceeds from this offering will be used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes.

Senior Notes

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

2017 Senior Notes

On February 11, 2021, the Company redeemed the entire $750.0 million balance of the 2017 Senior Notes with proceeds from the 2021 Senior Notes. In addition, the Company paid a $7.5 million call premium and expensed $4.2 million for the write-off of financing fees related to the redemption of the 2017 Senior Notes, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Registration of Additional Shares

On February 26, 2021, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities under its automatic shelf registration statement on Form S-3. No securities were issued under this automatic shelf registration statement through the date of this filing.

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On November 2, 2020, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on July 29, 2019, which had a remaining authorization of $124.3 million. As of the date of this filing, the Company had $475.1 million authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months
	ended March 31,
	2021	2020

Total number of shares purchased (in millions) (1)	0.7	0.8
Average price paid per share (1)	$258.33	$242.86
Total price paid (in millions) (1)	$168.9	$200.0

(1)Amounts are calculated based on the trade date and differ from the Consolidated Statements of Cash Flows, which calculate share repurchases based on the settlement date.

Dividends

As of March 31, 2021, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021

Dividends paid in 2021 and 2020 were ordinary income.

Subsequent to March 31, 2021, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 26, 2021	May 20, 2021	$0.58	June 15, 2021

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2021 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2020	3,202	$143.01
Exercised	(70)	$122.72
Forfeited/canceled	(7)	$173.81
Outstanding at March 31, 2021	3,125	$143.39	3.5	$419,128
Exercisable at March 31, 2021	2,371	$132.98	3.2	$342,849
Unvested at March 31, 2021	754	$176.21	4.7	$76,279

The total intrinsic value for options exercised during the three months ended March 31, 2021 was $9.5 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2021:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2020 (1)	274	$206.48	148	$376.48
Granted (1)	101	$235.92	153	$236.48
Vested	(122)	$185.34	—	$—
Forfeited/canceled	(3)	$224.37	(1)	$376.50
Outstanding at March 31, 2021	250	$228.47	300	$304.80

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $651.1 million as of December 31, 2020, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended March 31, 2021	(in thousands)
Revenues	$403,579	$101,524	$43,636	$—	$548,739
Cost of revenues (1)	65,120	30,248	34,406	—	129,774
Operating profit	338,459	71,276	9,230	—	418,965
Selling, general, and administrative expenses	28,056	7,760	5,789	9,996	51,601
Acquisition and new business initiatives
related adjustments and expenses	3,332	1,669	—	—	5,001
Asset impairment and decommission costs	3,871	1,032	—	—	4,903
Depreciation, amortization and accretion	137,054	43,121	2,082	1,624	183,881
Operating income (loss)	166,146	17,694	1,359	(11,620)	173,579
Other expense (principally interest expense
and other expense)				(206,246)	(206,246)
Loss before income taxes					(32,667)
Cash capital expenditures (2)	1,059,678	16,947	870	750	1,078,245

For the three months ended March 31, 2020
Revenues	$386,345	$106,011	$24,711	$—	$517,067
Cost of revenues (1)	63,905	31,894	19,715	—	115,514
Operating profit	322,440	74,117	4,996	—	401,553
Selling, general, and administrative expenses	27,323	7,931	4,456	9,907	49,617
Acquisition and new business initiatives
related adjustments and expenses	2,597	1,202	—	—	3,799
Asset impairment and decommission costs	10,826	3,529	—	—	14,355
Depreciation, amortization and accretion	133,806	46,612	616	1,545	182,579
Operating income (loss)	147,888	14,843	(76)	(11,452)	151,203
Other expense (principally interest expense
and other expense)				(345,674)	(345,674)
Loss before income taxes					(194,471)
Cash capital expenditures (2)	101,306	26,433	782	1,194	129,715

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (3)	Total

Assets	(in thousands)
As of March 31, 2021	$6,776,019	$2,696,652	$81,127	$209,662	$9,763,460
As of December 31, 2020	$5,893,636	$2,955,563	$61,729	$247,090	$9,158,018

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(3)Assets in Other consist primarily of general corporate assets and short-term investments.

For the three months ended March 31, 2021 and 2020, site leasing revenue in Brazil was $55.4 million and $63.1 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Total long-lived assets in Brazil were $0.9 billion and $1.0 billion as of March 31, 2021 and December 31, 2020, respectively.

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net loss attributable to SBA Communications Corporation by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net loss attributable to SBA Communications Corporation by the weighted-average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested RSUs, PSUs, and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	For the three months
	ended March 31,
	2021	2020
Numerator:
Net loss attributable to SBA
Communications Corporation	$(11,745)	$(127,058)
Denominator:
Basic and diluted weighted-average shares outstanding	109,469	111,908
Net loss per common share attributable to SBA
Communications Corporation:
Basic	$(0.11)	$(1.14)
Diluted	$(0.11)	$(1.14)

For the three months ended March 31, 2021, all potential common stock equivalents, including 3.1 million shares underlying stock options outstanding, 0.3 million shares underlying RSUs outstanding, and 0.3 million shares underlying PSUs outstanding, were excluded as the effect would be anti-dilutive.

For the three months ended March 31, 2020, all potential common stock equivalents, including 3.7 million shares underlying stock options outstanding, 0.3 million shares underlying RSUs outstanding, and 0.1 million shares underlying PSUs outstanding, were excluded as the effect would be anti-dilutive.

16. REDEEMABLE NONCONTROLLING INTERESTS

As a result of its acquisition of additional interests of a previously unconsolidated joint venture in South Africa which operated under the name Atlas Tower South Africa (“Atlas SA”), the Company has consolidated the results of the entity into its financial statements since August 2019. In connection with the acquisition of the additional interest in Atlas SA, the parties agreed to both a put option exercisable by the noncontrolling interest holder and a call option exercisable by the Company for the remaining 6% minority interest based on a formulaic approach. During the third quarter of 2020, the Company noticed its intent to exercise its call option to acquire its remaining 6% interest in the joint venture. On March 25, 2021, the Company remitted $13.7 million to the seller as closing consideration for the remaining 6% interest in the joint venture, subject to an earnout in September 2021 based on the attainment of certain future performance metrics. The parties are currently in litigation regarding various issues arising in connection with the closing of the transaction. Consequently, the Company is retaining the fair value of the acquired 6% noncontrolling interest in Redeemable Noncontrolling Interests until such time as the litigation is resolved.

The fair value assigned to the redeemable noncontrolling interest as of March 31, 2021 is based on the contractually-defined redemption value, which was delivered as closing consideration for the remaining 6% interest. In accordance with the terms of the call option, the amount of closing consideration was fixed upon exercise of the call option. The redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the contractually-defined redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings). As of March 31, 2021, the loss attributable to the 6% interest was immaterial.

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of March 31, 2021, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of March 31, 2021 and December 31, 2020, the interest rate swap has a fair value of $43.7 million and $12.1 million respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

On August 4, 2020, the Company also terminated its existing interest rate swaps, which were previously de-designated as cash flow hedges. There was no cash transferred in connection with the termination of these swaps. The Company reclassifies the fair value of its interest rate swaps recorded in Accumulated other comprehensive loss, net on their de-designation date to non-cash interest expense on the Consolidated Statements of Operations over their respective remaining term end dates, which range from 2023 to 2025.

Accumulated other comprehensive loss, net includes an aggregate of $98.1 million and $140.9 million of accumulated derivative net losses as of March 31, 2021 and December 31, 2020, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows with the exception of the termination of interest rate swaps, which are recorded in Net cash used in financing activities.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three month periods ended March 31, 2021 and 2020.

	For the three months
	ended March 31,
	2021	2020

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$31,566	$(107,882)
Amount recognized in Non-cash interest expense	$—	$(2,822)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$11,221	$4,642
Change in fair value recorded in Other income (expense), net	$—	$3,966

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 97.8% of our total segment operating profit for the three months ended March 31, 2021. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2021, we owned 33,711 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of March 31, 2021, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2021. In addition, as of March 31, 2021, approximately 30% of our total towers are located in Brazil and less than 4% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, Tigo, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of March 31, 2021, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2021	2020

Domestic site leasing	80.8%	80.3%
International site leasing	17.0%	18.5%
Total site leasing	97.8%	98.8%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessation of a particular technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During the remainder of 2021, we expect organic site leasing revenue in both our domestic and international segments to increase over 2020 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Dividend. Cash dividends are an additional component of our strategy of returning value to shareholders. We do not expect our dividend to require any changes in our leverage and, we believe, it will allow us to continue to focus on building and buying quality assets and opportunistically buying back our stock. While the timing and amount of future dividends will be subject to approval by our Board of Directors, we believe that our future cash flow generation will permit us to grow our cash dividend in the future.

COVID-19 Update

We have experienced minimal impact to our business or results of operations from the coronavirus (COVID-19) pandemic. The extent to which COVID-19 could adversely affect our future business operations will depend on future developments such as the duration of the outbreak, new information on the severity of COVID-19 or its variants, and methods taken to contain or treat the outbreak of COVID-19 including a vaccine distribution program. While the full impact of COVID-19 is not yet known, we will continue to monitor these developments and the potential effects on our business.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed below and in our Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. As of March 31, 2021, we have not modified any contracts as a result of reference rate reform and are evaluating the impact this standard may have on our consolidated financial statements.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$403,579	$386,345	$—	$17,234	4.5%
International site leasing	101,524	106,011	(12,578)	8,091	7.6%
Site development	43,636	24,711	—	18,925	76.6%
Total	$548,739	$517,067	$(12,578)	$44,250	8.6%
Cost of Revenues
Domestic site leasing	$65,120	$63,905	$—	$1,215	1.9%
International site leasing	30,248	31,894	(4,249)	2,603	8.2%
Site development	34,406	19,715	—	14,691	74.5%
Total	$129,774	$115,514	$(4,249)	$18,509	16.0%
Operating Profit
Domestic site leasing	$338,459	$322,440	$—	$16,019	5.0%
International site leasing	71,276	74,117	(8,329)	5,488	7.4%
Site development	9,230	4,996	—	4,234	84.7%

Revenues

Domestic site leasing revenues increased $17.2 million for the three months ended March 31, 2021, as compared to the prior year, primarily due to (1) revenues from 858 towers acquired (including wireless tenant licenses on 697 utility transmission structures from the PG&E transaction) and built since January 1, 2020 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues decreased $4.5 million for the three months ended March 31, 2021, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $8.1 million. These changes were primarily due to (1) revenues from 106 towers acquired and 356 towers built since January 1, 2020 and (2) organic site leasing growth from new leases, amendments, and contractual escalators. Site leasing revenue in Brazil represented 11.0% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $18.9 million for the three months ended March 31, 2021, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile.

Operating Profit

Domestic site leasing segment operating profit increased $16.0 million for the three months ended March 31, 2021, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit decreased $2.8 million for the three months ended March 31, 2021, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $5.5 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $4.2 million for the three months ended March 31, 2021, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$28,056	$27,323	$—	$733	2.7%
International site leasing	7,760	7,931	(314)	143	1.8%
Total site leasing	$35,816	$35,254	$(314)	$876	2.5%
Site development	5,789	4,456	—	1,333	29.9%
Other	9,996	9,907	—	89	0.9%
Total	$51,601	$49,617	$(314)	$2,298	4.6%

Selling, general, and administrative expenses increased $2.0 million for the three months ended March 31, 2021, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $2.3 million. These changes were primarily as a result of an increase in noncash compensation, partially offset by decreases in personnel and other support related costs as well as travel related expenses.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,332	$2,597	$—	$735	28.3%
International site leasing	1,669	1,202	81	386	32.1%
Total	$5,001	$3,799	$81	$1,121	29.5%

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$3,871	$10,826	$—	$(6,955)	(64.2%)
International site leasing	1,032	3,529	(37)	(2,460)	(69.7%)
Total	$4,903	$14,355	$(37)	$(9,415)	(65.6%)

Asset impairment and decommission costs decreased $9.5 million for the three months ended March 31, 2021, as compared to the prior year. This change was primarily as a result of a $7.9 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $1.6 million decrease in the impairment charge related to sites decommissioned in the first quarter of 2021 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$137,054	$133,806	$—	$3,248	2.4%
International site leasing	43,121	46,612	(5,297)	1,806	3.9%
Total site leasing	$180,175	$180,418	$(5,297)	$5,054	2.8%
Site development	2,082	616	—	1,466	238.0%
Other	1,624	1,545	—	79	5.1%
Total	$183,881	$182,579	$(5,297)	$6,599	3.6%

Depreciation, accretion, and amortization expense increased $1.3 million for the three months ended March 31, 2021, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $6.6 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2020, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$166,146	$147,888	$—	$18,258	12.3%
International site leasing	17,694	14,843	(2,762)	5,613	37.8%
Total site leasing	$183,840	$162,731	$(2,762)	$23,871	14.7%
Site development	1,359	(76)	—	1,435	1,888.2%
Other	(11,620)	(11,452)	—	(168)	1.5%
Total	$173,579	$151,203	$(2,762)	$25,138	16.6%

Domestic site leasing operating income increased $18.3 million for the three months ended March 31, 2021, as compared to the prior year, primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, amortization expense, acquisition and new business initiatives related adjustments and expenses, and selling, general, and administrative expenses.

International site leasing operating income increased $2.9 million for the three months ended March 31, 2021, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $5.6 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization expense and acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased $1.4 million for the three months ended March 31, 2021, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$632	$885	$(101)	$(152)	(17.2%)
Interest expense	(90,095)	(95,851)	(3)	5,759	(6.0%)
Non-cash interest expense	(11,804)	(2,406)	—	(9,398)	390.6%
Amortization of deferred financing fees	(4,891)	(5,139)	—	248	(4.8%)
Loss from extinguishment of debt, net	(11,652)	(16,864)	—	5,212	(30.9%)
Other expense, net	(88,436)	(226,299)	143,591	(5,728)	(143.7%)
Total	$(206,246)	$(345,674)	$143,487	$(4,059)	3.5%

Interest expense decreased $5.8 million for the three months ended March 31, 2021, as compared to the prior year primarily due to a lower weighted average interest rate due in part to the interest rate swap entered into during the third quarter of 2020, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Non-cash interest expense increased $9.4 million for the three months ended March 31, 2021, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $11.7 million for the three months ended March 31, 2021 representing the payment of a $7.5 million call premium and the write-off of $4.2 million of unamortized financing fees related to the repayment of the 2017 Senior Notes. Loss from extinguishment of debt was $16.9 million for the three months ended March 31, 2020 representing the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and financing fees related to the redemption of the 2014 Senior Notes.

Other expense, net includes an $86.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended March 31, 2021, while the prior year period included a $230.1 million loss.

Benefit for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit for income taxes	$20,922	$66,538	$(44,594)	$(1,022)	9.4%

Net Loss:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net loss	$(11,745)	$(127,933)	$96,131	$20,057	80.4%

Net loss decreased $116.2 million for the three months ended March 31, 2021, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, an increase in operating income, and decreases in cash interest expense related to the interest rate swaps and loss from extinguishment of debt. This was partially offset by a decrease in benefit for income taxes and an increase in non-cash interest expense.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net loss	$(11,745)	$(127,933)	$96,131	$20,057	80.4%
Non-cash straight-line leasing revenue	(576)	(2,341)	(98)	1,863	(79.6%)
Non-cash straight-line ground lease expense	2,641	3,848	10	(1,217)	(31.6%)
Non-cash compensation	20,422	16,278	(53)	4,197	25.8%
Loss from extinguishment of debt, net	11,652	16,864	—	(5,212)	(30.9%)
Other expense, net	88,436	226,299	(143,591)	5,728	(143.7%)
Acquisition and new business initiatives
related adjustments and expenses	5,001	3,799	81	1,121	29.5%
Asset impairment and decommission costs	4,903	14,355	(37)	(9,415)	(65.6%)
Interest income	(632)	(885)	101	152	(17.2%)
Total interest expense (1)	106,790	103,396	3	3,391	3.3%
Depreciation, accretion, and amortization	183,881	182,579	(5,297)	6,599	3.6%
Benefit for income taxes (2)	(20,702)	(66,311)	44,593	1,016	9.2%
Adjusted EBITDA	$390,071	$369,948	$(8,157)	$28,280	7.6%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Benefit for taxes includes $220 and $227 of franchise taxes for the three months ended March 31, 2021 and 2020, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $20.1 million for the three months ended March 31, 2021, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $28.3 million. These changes were primarily due to an increase in segment operating profit and a decrease in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2021	March 31, 2020

	(in thousands)
Cash provided by operating activities	$285,498	$277,742
Cash used in investing activities	(1,076,584)	(132,012)
Cash provided by (used in) financing activities	701,343	(43,335)
Change in cash, cash equivalents, and restricted cash	(89,743)	102,395
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(10,880)	(13,900)
Cash, cash equivalents, and restricted cash, beginning of period	342,808	141,120
Cash, cash equivalents, and restricted cash, end of period	$242,185	$229,615

Operating Activities

Cash provided by operating activities was $285.5 million for the three months ended March 31, 2021 as compared to $277.7 million for the three months ended March 31, 2020. The increase was primarily due to an increase in operating profit and a decrease in cash selling, general, and administrative expenses, partially offset by a decrease in cash inflows associated with working capital changes primarily from timing of customer payments, the negative impact on cash from changes in foreign currency exchange rates, and an increase in net cash interest paid.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months ended March 31,
	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets	$(101,630)	$(82,274)
Acquisition of right-of-use assets (1)	(945,915)	—
Land buyouts and other assets (2)	(5,131)	(7,257)
Construction and related costs on new builds	(8,823)	(17,031)
Augmentation and tower upgrades	(7,560)	(13,031)
Tower maintenance	(7,313)	(8,194)
General corporate	(840)	(1,035)
Other investing activities	628	(3,190)
Net cash used in investing activities	$(1,076,584)	$(132,012)

(1)On February 16, 2021, the Company acquired the exclusive right to lease and operate 697 utility transmission structures, which included existing wireless tenant licenses from PG&E.

(2)Excludes $2.8 million and $1.7 million spent to extend ground lease terms for the three months ended March 31, 2021 and 2020, respectively.

Subsequent to March 31, 2021, we acquired 17 tower and related assets for $6.0 million in cash. In addition, we agreed to purchase 401 additional sites for $110.8 million.

For 2021, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $36.0 million to $46.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,225.0 million to $1,245.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended
	March 31, 2021	March 31, 2020

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$210,000	$(5,000)
Proceeds from issuance of Senior Notes, net of fees (1)	1,485,670	988,516
Repayment of Senior Notes (1)	(757,500)	(759,143)
Repurchase and retirement of common stock (2)	(168,923)	(203,330)
Payment of dividends on common stock	(63,412)	(52,201)
Other financing activities	(4,492)	(12,177)
Net cash provided by (used in) financing activities	$701,343	$(43,335)

(1)For additional information regarding our debt instruments and financings, refer to the Debt Instruments and Debt Service Requirements below.

(2)For additional information, refer to Item 2. Issuer Purchases of Equity Securities.

Dividend

For the three months ended March 31, 2021, we paid the following cash dividends:

	Payable to Shareholders
	of Record At the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021

Dividends paid in 2021 and 2020 were ordinary dividends.

Subsequent to March 31, 2021, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record At the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 26, 2021	May 20, 2021	$0.58	June 15, 2021

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2021, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2021, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 26, 2021, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3. No securities were issued under this registration statement through the date of this filing.

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

During the three months ended March 31, 2021, we borrowed $710.0 million and repaid $500.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2021, the balance outstanding under the Revolving Credit Facility was $590.0 million accruing interest at 1.590% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of

0.20% per annum on the amount of the unused commitment. As of March 31, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2021, we repaid $95.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $495.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of March 31, 2021, the 2018 Term Loan was accruing interest at 1.860% per annum. Principal payments on the 2018 Term Loan are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million.

During the three months ended March 31, 2021, we repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of March 31, 2021, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $5.1 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,988 tower sites owned by the Borrowers as of March 31, 2021. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of March 31, 2021:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0 million	3.722%	Apr. 11, 2023	Apr. 9, 2048
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2017-1C Tower Securities (1)	Apr. 17, 2017	$760.0 million	3.168%	Apr. 11, 2022	Apr. 9, 2047
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0 million	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0 million	2.328%	Jan. 11, 2028	Jul. 9, 2052

(1)On April 29, 2021, we, through the Trust, priced $1.165 billion of Secured Tower Revenue Securities Series 2021-1C which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). This transaction is expected to close May 14, 2021. The 2021-1C Tower Securities have a fixed interest rate of 1.631% per annum, payable monthly.

Net proceeds from this offering will be used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes.

As of March 31, 2021, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

On April 29, 2021, SBA Guarantor, LLC, a wholly owned subsidiary, agreed to purchase $61.4 million of Secured Tower Revenue Securities Series 2021-1R issued by the Trust. These securities have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1R Tower Securities”). The fixed interest rate on the 2021-1R Tower Securities is 3.625% per annum, payable monthly. Principal and interest payments made on the 2021-1R Tower Securities will eliminate in consolidation.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of March 31, 2021:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2016 Senior Notes	Aug. 15, 2016	$1.1 billion	4.875%	Sep. 1, 2024	Mar. 1 & Sep. 1	Sep. 1, 2019
2020 Senior Notes	Feb. 4, 2020	$1.5 billion	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2023
2021 Senior Notes	Jan. 29, 2021	$1.5 billion	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2024

The unsecured senior notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of March 31, 2021, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of March 31, 2021 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility	$10,701
2018 Term Loan (1)	67,683
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2017-1C Tower Securities (2)	24,318
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2016 Senior Notes	53,625
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months (2)	$391,303

(1)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

(2)The 2017-1C Tower Securities are expected to be repaid on May 14, 2021 in connection with the issuance of the 2021-1C Tower Securities. Total amount excludes debt service with respect to the $1.165 billion aggregate principal amount of the 2021-1C Tower Securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$590,000	$—	$—	$—	$590,000	$590,000
2018 Term Loan	18,000	24,000	24,000	24,000	2,244,000	—	2,334,000	2,301,908
2013-2C Tower Securities (1)	—	—	575,000	—	—	—	575,000	590,841
2014-2C Tower Securities (1)	—	—	—	620,000	—	—	620,000	655,185
2017-1C Tower Securities (1) (2)	—	760,000	—	—	—	—	760,000	767,532
2018-1C Tower Securities (1)	—	—	640,000	—	—	—	640,000	660,928
2019-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,192,249
2020-1C Tower Securities (1)	—	—	—	—	—	750,000	750,000	734,505
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	571,254
2016 Senior Notes	—	—	—	1,100,000	—	—	1,100,000	1,124,871
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,533,975
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,445,625
Total debt obligation (2)	$18,000	$784,000	$1,829,000	$1,744,000	$3,409,000	$4,350,000	$12,134,000	$12,168,873

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(2)Once issued, the 2021-1C Tower Securities will be due on November 9, 2026 and the proceeds from this offering are expected to be used to repay the full $760.0 million outstanding under the 2017-1C Tower Securities and the full $40.0 million outstanding under the 2017-1R Tower Securities.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4,

2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The IBA intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. The discontinuation of LIBOR and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2021, approximately 13.4% of our revenues and approximately 16.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2021. As of March 31, 2021, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 0.9% and 0.6%, respectively, for the three months ended March 31, 2021.

As of March 31, 2021, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2021 would have resulted in approximately $65.9 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the three months ended March 31, 2021.

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

•our expectations regarding the timing for closing of refinancing transactions;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2021. Based on such evaluation, such officers have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2021:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2021 - 1/31/2021	254,517	$262.01	254,517	$577,354,762
2/1/2021 - 2/28/2021	294,918	$262.29	294,918	$500,000,280
3/1/2021 - 3/31/2021	104,406	$238.18	104,406	$475,132,492
Total	653,841	$258.33	653,841	$475,132,492

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

SBA COMMUNICATIONS CORPORATION

May 6, 2021	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 6, 2021	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)