Form 10-Q
period 2021-06-30
SBA COMMUNICATIONS CORP
filed 2021-08-05
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 109,553,452 shares of Class A common stock as of July 28, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$273,803	$308,560
Restricted cash	62,370	31,671
Accounts receivable, net	85,976	74,088
Costs and estimated earnings in excess of billings on uncompleted contracts	33,237	34,796
Prepaid expenses and other current assets	26,840	23,875
Total current assets	482,226	472,990
Property and equipment, net	2,625,097	2,677,326
Intangible assets, net	3,051,616	3,156,150
Operating lease right-of-use assets, net	2,353,365	2,369,358
Acquired and other right-of-use assets, net	956,011	4,202
Other assets	491,998	477,992
Total assets	$9,960,313	$9,158,018
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$34,602	$109,969
Accrued expenses	68,655	63,031
Current maturities of long-term debt	24,000	24,000
Deferred revenue	176,996	113,117
Accrued interest	66,392	54,350
Current lease liabilities	242,516	236,037
Other current liabilities	12,845	14,297
Total current liabilities	626,006	614,801
Long-term liabilities:
Long-term debt, net	11,908,447	11,071,796
Long-term lease liabilities	2,064,831	2,094,363
Other long-term liabilities	185,594	186,246
Total long-term liabilities	14,158,872	13,352,405
Redeemable noncontrolling interests	15,177	15,194
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 109,534 shares and
109,819 shares issued and outstanding at June 30, 2021 and December 31, 2020,
respectively	1,095	1,098
Additional paid-in capital	2,657,540	2,586,130
Accumulated deficit	(6,759,382)	(6,604,028)
Accumulated other comprehensive loss, net	(738,995)	(807,582)
Total shareholders' deficit	(4,839,742)	(4,824,382)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,960,313	$9,158,018

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020
Revenues:
Site leasing	$524,095	$482,403	$1,029,197	$974,758
Site development	51,433	24,823	95,069	49,534
Total revenues	575,528	507,226	1,124,266	1,024,292
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	95,350	91,598	190,718	187,397
Cost of site development	40,409	19,904	74,815	39,620
Selling, general, and administrative expenses (1)	53,945	49,088	105,546	98,704
Acquisition and new business initiatives related
adjustments and expenses	6,794	4,634	11,795	8,433
Asset impairment and decommission costs	3,797	6,242	8,700	20,597
Depreciation, accretion, and amortization	175,469	178,706	359,350	361,285
Total operating expenses	375,764	350,172	750,924	716,036
Operating income	199,764	157,054	373,342	308,256
Other income (expense):
Interest income	547	699	1,179	1,584
Interest expense	(90,544)	(95,687)	(180,639)	(191,538)
Non-cash interest expense	(11,812)	(2,337)	(23,615)	(4,743)
Amortization of deferred financing fees	(4,865)	(5,188)	(9,755)	(10,328)
Loss from extinguishment of debt, net	(2,020)	—	(13,672)	(16,864)
Other income (expense), net	108,849	(31,588)	20,410	(257,885)
Total other income (expense), net	155	(134,101)	(206,092)	(479,774)
Income (loss) before income taxes	199,919	22,953	167,250	(171,518)
(Provision) benefit for income taxes	(47,250)	165	(26,328)	66,702
Net income (loss)	152,669	23,118	140,922	(104,816)
Net (income) loss attributable to noncontrolling interests	—	(305)	—	569
Net income (loss) attributable to SBA Communications
Corporation	$152,669	$22,813	$140,922	$(104,247)
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$1.40	$0.20	$1.29	$(0.93)
Diluted	$1.37	$0.20	$1.27	$(0.93)
Weighted average number of common shares
Basic	109,412	111,738	109,441	111,823
Diluted	111,301	113,634	111,210	111,823

(1)Includes non-cash compensation of $21,077 and $18,131 for the three months ended June 30, 2021 and 2020, respectively, and $40,661 and $33,684 for the six months ended June 30, 2021 and 2020, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2021	2020	2021	2020

Net income (loss)	$152,669	$23,118	$140,922	$(104,816)
Adjustments related to interest rate swaps	5,565	(12,684)	48,352	(115,923)
Foreign currency translation adjustments	63,869	(8,166)	20,235	(184,193)
Comprehensive income (loss)	222,103	2,268	209,509	(404,932)
Comprehensive (income) loss attributable to noncontrolling interests	—	(485)	—	1,573
Comprehensive income (loss) attributable to SBA
Communications Corporation	$222,103	$1,783	$209,509	$(403,359)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, March 31, 2021	109,331	$1,093	$2,610,472	$(6,848,313)	$(808,429)	$(5,045,177)
Net income attributable to SBA
Communications Corporation	—	—	—	152,669	—	152,669
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	203	2	25,093	—	—	25,095
Non-cash stock compensation	—	—	21,975	—	—	21,975
Adjustments related to interest rate swaps	—	—	—	—	5,565	5,565
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	63,869	63,869
Dividends and dividend equivalents
on common stock	—	—	—	(63,738)	—	(63,738)
BALANCE, June 30, 2021	109,534	$1,095	$2,657,540	$(6,759,382)	$(738,995)	$(4,839,742)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, March 31, 2020	111,559	$1,116	$2,471,886	$(5,943,386)	$(846,847)	$(4,317,231)
Net income attributable to SBA
Communications Corporation	—	—	—	22,813	—	22,813
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	359	3	42,932	—	—	42,935
Non-cash stock compensation	—	—	18,991	—	—	18,991
Adjustments related to interest rate swaps	—	—	—	—	(12,684)	(12,684)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(8,346)	(8,346)
Dividends and dividend equivalents
on common stock	—	—	—	(52,084)	—	(52,084)
Adjustment to fair value related to
noncontrolling interests	—	—	614	—	—	614
BALANCE, June 30, 2020	111,918	$1,119	$2,534,423	$(5,972,657)	$(867,877)	$(4,304,992)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2020	109,819	1,098	2,586,130	(6,604,028)	(807,582)	(4,824,382)
Net income attributable to SBA
Communications Corporation	—	—	—	140,922	—	140,922
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	368	4	27,106	—	—	27,110
Non-cash stock compensation	—	—	42,787	—	—	42,787
Adjustments related to interest rate swaps	—	—	—	—	48,352	48,352
Repurchase and retirement of common stock	(653)	(7)	—	(168,915)	—	(168,922)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	20,235	20,235
Dividends and dividend equivalents
on common stock	—	—	—	(127,361)	—	(127,361)
Adjustment to fair value related to
noncontrolling interests	—	—	1,517	—	—	1,517
BALANCE, June 30, 2021	109,534	$1,095	$2,657,540	$(6,759,382)	$(738,995)	$(4,839,742)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2019	111,775	$1,118	$2,461,335	$(5,560,695)	$(568,765)	$(3,667,007)
Net loss attributable to SBA
Communications Corporation	—	—	—	(104,247)	—	(104,247)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	980	9	37,307	—	—	37,316
Non-cash stock compensation	—	—	35,651	—	—	35,651
Adjustments related to interest rate swaps	—	—	—	—	(115,923)	(115,923)
Repurchase and retirement of common stock	(837)	(8)	—	(203,322)	—	(203,330)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(183,189)	(183,189)
Dividends and dividend equivalents
on common stock	—	—	—	(104,393)	—	(104,393)
Adjustment to fair value related to
noncontrolling interests	—	—	130	—	—	130
BALANCE, June 30, 2020	111,918	$1,119	$2,534,423	$(5,972,657)	$(867,877)	$(4,304,992)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$140,922	$(104,816)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	359,350	361,285
(Gain) loss on remeasurement of U.S. dollar denominated intercompany loans	(25,044)	261,308
Non-cash compensation expense	42,066	34,857
Non-cash asset impairment and decommission costs	8,289	20,160
Loss from extinguishment of debt	12,672	16,864
Deferred income tax expense (benefit)	14,159	(77,707)
Other non-cash items reflected in the Statements of Operations	37,829	10,339
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	6,582	34,127
Prepaid expenses and other assets	(2,595)	1,979
Operating lease right-of-use assets, net	56,995	59,559
Accounts payable and accrued expenses	3,099	4,093
Accrued interest	12,042	(474)
Long-term lease liabilities	(54,772)	(49,828)
Other liabilities	26,688	20,672
Net cash provided by operating activities	638,282	592,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,129,851)	(119,035)
Capital expenditures	(55,375)	(66,979)
Purchase of investments	(755,176)	(1,135,026)
Proceeds from sale of investments	755,063	910,000
Other investing activities	585	(2,930)
Net cash used in investing activities	(1,184,754)	(413,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	810,000	515,000
Repayments under Revolving Credit Facility	(1,105,000)	(1,005,000)
Proceeds from issuance of Senior Notes, net of fees	1,485,512	1,480,206
Repayment of Senior Notes	(757,500)	(759,143)
Proceeds from issuance of Tower Securities, net of fees	1,152,631	—
Repayment of Tower Securities	(760,000)	—
Repurchase and retirement of common stock	(168,922)	(203,330)
Payment of dividends on common stock	(126,893)	(104,171)
Proceeds from employee stock purchase/stock option plans, net of taxes	27,140	37,316
Other financing activities	(11,574)	(12,999)
Net cash provided by (used in) financing activities	545,394	(52,121)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,920)	(15,809)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,998)	110,518
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	342,808	141,120
End of period	$338,810	$251,638

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$169,509	$191,929
Income taxes	$15,766	$8,940

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,397	$12,269
Operating lease modifications and reassessments	$9,049	$20,501
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,765	$893

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $73.6 million gain and a $20.4 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2021 and 2020, respectively, and a $16.6 million gain and a $173.2 million loss, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2021 and 2020, respectively, due to changes in foreign exchange rates. During the six months ended June 30, 2021, the Company repaid $116.3 million of the intercompany loans. As of June 30, 2021 and December 31, 2020, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $794.1 million and $909.8 million, respectively.

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. On July 7, 2021, the Company amended its Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to Note 10 for further discussion of the Credit Facility. As of June 30, 2021, other than modifications to the Credit Facility, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

Asset impairment (1)	$2,211	$5,424	$5,366	$16,432
Write-off of carrying value of decommissioned towers	1,264	739	2,592	3,439
Other (including third party decommission costs)	322	79	742	726
Total asset impairment and decommission costs	$3,797	$6,242	$8,700	$20,597

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $51.9 million and $57.6 million as of June 30, 2021 and December 31, 2020, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of June 30, 2021 and December 31, 2020, the Company had $0.8 million and $0.7 million of short-term investments, respectively. For the six months ended June 30, 2021, the Company purchased and sold $755.1 million of short-term investments. For the six months ended June 30, 2020, the Company purchased $1.1 billion and sold $0.9 billion of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2021	December 31, 2020	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$273,803	$308,560
Securitization escrow accounts	62,201	31,507	Restricted cash - current asset
Payment and performance bonds	169	164	Restricted cash - current asset
Surety bonds and workers compensation	2,637	2,577	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$338,810	$342,808

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2021 and December 31, 2020, the Company had $41.9 million and $41.8 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2021 and December 31, 2020, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Costs incurred on uncompleted contracts	$73,925	$54,949
Estimated earnings	27,991	21,778
Billings to date	(71,992)	(43,725)
	$29,924	$33,002

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,237	$34,796
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(3,313)	(1,794)
	$29,924	$33,002

As of June 30, 2021 and December 31, 2020, the eight largest customers comprised 98.9% and 99.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Prepaid ground rent	$2,137	$1,412
Prepaid real estate taxes	2,069	3,153
Prepaid taxes	9,866	8,121
Other current assets	12,768	11,189
Total prepaid expenses and other current assets	$26,840	$23,875

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Straight-line rent receivable	$333,434	$321,816
Interest rate swap asset (1)	38,032	12,123
Loan receivables	5,382	5,931
Deferred lease costs, net	4,960	4,788
Deferred tax asset - long term	38,890	53,722
Long-term investments	51,941	57,575
Other	19,359	22,037
Total other assets	$491,998	$477,992

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$67,255	$17,150	$168,885	$99,424
Acquisition of right-of-use assets (2)	1,783	—	947,698	—
Land buyouts and other assets (3)	8,137	12,354	13,268	19,611
Total cash acquisition capital expenditures	$77,175	$29,504	$1,129,851	$119,035

(1)The six months ended June 30, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(2)During the six months ended June 30, 2021, the Company acquired the exclusive right to lease and operate 699 utility transmission structures, which included existing wireless tenant licenses from PG&E for $955.8 million. The difference between the agreed upon purchase price of $955.8 million and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over 70 years.

(3)In addition, the Company paid $3.6 million and $1.6 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended June 30, 2021 and 2020, respectively, and paid $6.4 million and $3.6 million for ground lease extensions and term easements on land underlying the Company’s towers during the six months ended June 30, 2021 and 2020, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the six months ended June 30, 2021, in addition to the acquisition of right-of-use assets, the Company allocated the purchase price of 89 acquired towers and related assets and liabilities consisting of $7.8 million of property and equipment, $76.4 million of intangible assets, and $84.7 million of other net assets and liabilities assumed. In the six months ended June 30, 2021, all acquisitions were accounted for as asset acquisitions.

Subsequent to June 30, 2021, the Company purchased or agreed to purchase approximately 1,800 communication sites for an aggregate consideration of approximately $270.0 million in cash, including approximately 1,400 sites for approximately $175.0 million in cash relating to the previously announced deal to acquire towers from Airtel Tanzania.

The maximum potential obligation related to contingent consideration for acquisitions were $17.1 million and $35.0 million as of June 30, 2021 and December 31, 2020, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Towers and related components	$5,292,525	$5,213,019
Construction-in-process (1)	35,143	38,065
Furniture, equipment, and vehicles	55,750	54,610
Land, buildings, and improvements	831,958	818,272
Total property and equipment	6,215,376	6,123,966
Less: accumulated depreciation	(3,590,279)	(3,446,640)
Property and equipment, net	$2,625,097	$2,677,326

(1)Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $68.2 million and $71.3 million for the three months ended June 30, 2021 and 2020, respectively, and $139.8 million and $143.2 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.0 million and $6.1 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2021			As of December 31, 2020
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,976,910	$(2,643,245)	$2,333,665	$4,876,880	$(2,471,438)	$2,405,442
Network location intangibles	1,796,926	(1,078,975)	717,951	1,770,944	(1,020,236)	750,708
Intangible assets, net	$6,773,836	$(3,722,220)	$3,051,616	$6,647,824	$(3,491,674)	$3,156,150

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $103.2 million and $107.4 million for the three months ended June 30, 2021 and 2020, respectively, and $212.9 million and $218.0 million for the six months ended June 30, 2021 and 2020, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Salaries and benefits	$21,397	$20,958
Real estate and property taxes	9,932	9,583
Unpaid capital expenditures	6,987	6,073
Other	30,339	26,417
Total accrued expenses	$68,655	$63,031

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2021			December 31, 2020
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility (1)	Apr. 11, 2023	$85,000	$85,000	$85,000	$380,000	$380,000	$380,000
2018 Term Loan	Apr. 11, 2025	2,328,000	2,304,720	2,315,022	2,340,000	2,310,750	2,325,391
2013-2C Tower Securities (2)	Apr. 11, 2023	575,000	589,065	572,680	575,000	599,662	572,063
2014-2C Tower Securities (2)	Oct. 8, 2024	620,000	653,027	616,608	620,000	670,003	616,131
2017-1C Tower Securities (2)	Apr. 11, 2022	—	—	—	760,000	774,410	757,165
2018-1C Tower Securities (2)	Mar. 9, 2023	640,000	658,419	636,920	640,000	671,341	636,045
2019-1C Tower Securities (2)	Jan. 12, 2025	1,165,000	1,191,061	1,156,267	1,165,000	1,218,613	1,155,106
2020-1C Tower Securities (2)	Jan. 9, 2026	750,000	756,480	743,365	750,000	752,910	742,782
2020-2C Tower Securities (2)	Jan. 11, 2028	600,000	611,646	594,387	600,000	597,840	594,081
2021-1C Tower Securities (2)	Nov. 9, 2026	1,165,000	1,164,918	1,152,901	—	—	—
2016 Senior Notes	Sep. 1, 2024	1,100,000	1,119,151	1,090,317	1,100,000	1,127,500	1,088,924
2017 Senior Notes	Oct. 1, 2022	—	—	—	750,000	757,500	746,642
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,545,000	1,482,803	1,500,000	1,567,500	1,481,466
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,449,375	1,486,177	—	—	—
Total debt		$12,028,000	$12,127,862	$11,932,447	$11,180,000	$11,428,029	$11,095,796
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$11,908,447			$11,071,796

(1)On July 7, 2021, the Company amended its Revolving Credit Facility to extend the maturity date to July 7, 2026 as well as amend certain other terms and conditions under the Senior Credit Agreement. For further discussion of the amendments, refer to “Revolving Credit Facility under the Senior Credit Agreement” below.

(2) The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended June 30,				For the six months ended June 30,
	Rates as of	2021		2020		2021		2020
	June 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2021	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.600%	$1,573	$—	$1,661	$—	$3,721	$—	$4,375	$—
2018 Term Loan (1)	1.872%	11,067	11,438	20,950	2,030	22,064	22,872	43,152	4,052
2013-2C Tower Securities	3.722%	5,396	—	5,396	—	10,792	—	10,792	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	12,092	—	12,092	—
2015-1C Tower Securities	3.156%	—	—	3,985	—	—	—	7,969	—
2016-1C Tower Securities	2.877%	—	—	5,090	—	—	—	10,181	—
2017-1C Tower Securities	3.168%	3,115	—	6,088	—	9,201	—	12,173	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—	11,141	—	11,141	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	16,714	—	16,714	—
2020-1C Tower Securities	1.884%	3,598	—	—	—	7,195	—	—	—
2020-2C Tower Securities	2.328%	3,540	—	—	—	7,079	—	—	—
2021-1C Tower Securities	1.631%	2,550	—	—	—	2,550	—	—	—
2014 Senior Notes	4.875%	—	—	—	275	—	—	3,352	112
2016 Senior Notes	4.875%	13,406	289	13,406	32	26,813	575	26,813	547
2017 Senior Notes	4.000%	—	—	7,500	—	2,333	—	15,000	—
2020 Senior Notes	3.875%	14,531	85	11,571	—	29,063	168	17,707	32
2021 Senior Notes	3.125%	11,719	—	—	—	19,792	—	—	—
Other		76	—	67	—	89	—	77	—
Total		$90,544	$11,812	$95,687	$2,337	$180,639	$23,615	$191,538	$4,743

(1)The 2018 Term Loan has a blended rate of 1.872%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 1.860% as of June 30, 2021. Refer to Note 17 for more information on the Company’s interest rate swap.

Revolving Credit Facility under the Senior Credit Agreement

On July 7, 2021, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, amended its Revolving Credit Facility to (1) increase the total commitments under the Facility from $1.25 billion to $1.5 billion, (2) extend the maturity date of the Facility to July 7, 2026, (3) lower the applicable interest rate margins and commitment fees under the Facility, (4) provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate, (5) incorporate sustainability-linked targets which will adjust the Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets, and (6) amend certain other terms and conditions under the Senior Credit Agreement. As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment.

During the three months ended June 30, 2021, the Company borrowed $100.0 million and repaid $605.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2021, the Company borrowed $810.0 million and repaid $1.1 billion of the outstanding balance under the Revolving Credit Facility. As of June 30, 2021, the balance outstanding under the Revolving Credit Facility was $85.0 million accruing interest at 1.600% per annum. In addition, SBA Senior Finance II LLC, the Company’s wholly owned subsidiary (“SBA Senior Finance II”) was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of June 30, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2021, the Company repaid $85.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, no amount was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

During the three and six months ended June 30, 2021, the Company repaid an aggregate of $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

2021-1C Tower Securities

On May 14, 2021, the Company, through a New York common law trust (the “Trust”), issued $1.165 billion of Secured Tower Revenue Securities Series 2021-1C which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). The fixed interest rate on the 2021-1C Tower Securities is 1.631% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes. The Company has incurred deferred financing fees of $12.4 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2021-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased $61.4 million of Secured Tower Revenue Securities Series 2021-1R issued by the Trust. These securities have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1R Tower Securities”). The fixed interest rate on the 2021-1R Tower Securities is 3.625% per annum, payable monthly. Principal and interest payments made on the 2021-1R Tower Securities eliminate in consolidation.

As of June 30, 2021, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

Senior Notes

2021 Senior Notes

On January 29, 2021, the Company issued $1.5 billion of unsecured senior notes due February 1, 2029 at par value (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 3.125% per annum. Interest on the 2021 Senior Notes is due semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The Company incurred financing fees of $14.5 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2017 Senior Notes, repay the amounts outstanding under the Revolving Credit Facility, and for general corporate purposes.

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

Registration of Additional Shares

On February 26, 2021, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities using its automatic shelf registration statement on Form S-3. No securities were issued under this automatic shelf registration statement through the date of this filing.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

Total number of shares purchased (in millions) (1)	—	—	0.7	0.8
Average price paid per share (1)	$—	$—	$258.33	$242.86
Total price paid (in millions) (1)	$—	$—	$168.9	$200.0

(1)Amounts are calculated based on the trade date and differ from the Consolidated Statements of Cash Flows which calculate share repurchases based on the settlement date.

Dividends

For the six months ended June 30, 2021, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021
April 26, 2021	May 20, 2021	$0.58	$63.4 million	June 15, 2021

Dividends paid in 2021 and 2020 were ordinary income.

Subsequent to June 30, 2021, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 1, 2021	August 26, 2021	$0.58	September 23, 2021

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2021 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2020	3,202	$143.01
Exercised	(262)	$124.23
Forfeited/canceled	(12)	$179.51
Outstanding at June 30, 2021	2,928	$144.55	3.3	$509,774
Exercisable at June 30, 2021	2,191	$134.00	3.0	$404,727
Unvested at June 30, 2021	737	$175.96	4.4	$105,047

The total intrinsic value for options exercised during the six months ended June 30, 2021 was $44.8 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2021:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2020 (1)	274	$206.48	148	$376.48
Granted (1)	106	$238.09	154	$236.64
Vested	(127)	$187.00	—	$—
Forfeited/canceled	(6)	$230.33	(3)	$361.43
Outstanding at June 30, 2021	247	$229.57	299	$304.49

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2021	(in thousands)
Revenues	$418,829	$105,266	$51,433	$—	$575,528
Cost of revenues (1)	63,948	31,402	40,409	—	135,759
Operating profit	354,881	73,864	11,024	—	439,769
Selling, general, and administrative expenses	29,201	9,521	3,994	11,229	53,945
Acquisition and new business initiatives
related adjustments and expenses	4,596	2,198	—	—	6,794
Asset impairment and decommission costs	2,690	961	—	146	3,797
Depreciation, amortization and accretion	128,034	44,744	1,017	1,674	175,469
Operating income (loss)	190,360	16,440	6,013	(13,049)	199,764
Other income (expense) (principally interest
expense and other expense)				155	155
Income before income taxes					199,919
Cash capital expenditures (2)	88,051	18,728	721	1,246	108,746

For the three months ended June 30, 2020
Revenues	$388,018	$94,385	$24,823	$—	$507,226
Cost of revenues (1)	64,093	27,505	19,904	—	111,502
Operating profit	323,925	66,880	4,919	—	395,724
Selling, general, and administrative expenses	25,233	9,035	4,494	10,326	49,088
Acquisition and new business initiatives
related adjustments and expenses	3,004	1,630	—	—	4,634
Asset impairment and decommission costs	5,342	900	—	—	6,242
Depreciation, amortization and accretion	134,569	42,011	597	1,529	178,706
Operating income (loss)	155,777	13,304	(172)	(11,855)	157,054
Other income (expense) (principally interest
expense and other expense)				(134,101)	(134,101)
Income before income taxes					22,953
Cash capital expenditures (2)	38,507	17,201	282	1,202	57,192

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2021	(in thousands)
Revenues	$822,407	$206,790	$95,069	$—	$1,124,266
Cost of revenues (1)	129,069	61,649	74,815	—	265,533
Operating profit	693,338	145,141	20,254	—	858,733
Selling, general, and administrative expenses	57,257	17,281	9,783	21,225	105,546
Acquisition and new business initiatives
related adjustments and expenses	7,928	3,867	—	—	11,795
Asset impairment and decommission costs	6,561	1,993	—	146	8,700
Depreciation, amortization and accretion	267,025	87,865	1,162	3,298	359,350
Operating income (loss)	354,567	34,135	9,309	(24,669)	373,342
Other income (expense) (principally interest
expense and other expense)				(206,092)	(206,092)
Income before income taxes					167,250
Cash capital expenditures (2)	1,147,729	35,675	1,591	1,996	1,186,991

For the six months ended June 30, 2020
Revenues	$774,361	$200,397	$49,534	$—	$1,024,292
Cost of revenues (1)	127,997	59,400	39,620	—	227,017
Operating profit	646,364	140,997	9,914	—	797,275
Selling, general, and administrative expenses	52,555	16,966	8,950	20,233	98,704
Acquisition and new business initiatives
related adjustments and expenses	5,601	2,832	—	—	8,433
Asset impairment and decommission costs	16,168	4,429	—	—	20,597
Depreciation, amortization and accretion	268,375	88,623	1,213	3,074	361,285
Operating income (loss)	303,665	28,147	(249)	(23,307)	308,256
Other income (expense) (principally interest
expense and other expense)				(479,774)	(479,774)
Loss before income taxes					(171,518)
Cash capital expenditures (2)	139,813	43,634	1,064	2,396	186,907

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (3)	Total

Assets	(in thousands)
As of June 30, 2021	$6,716,342	$2,912,584	$84,486	$246,901	$9,960,313
As of December 31, 2020	$5,893,636	$2,955,563	$61,729	$247,090	$9,158,018

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(3)Assets in Other consist primarily of general corporate assets and short-term investments.

For the six months ended June 30, 2021 and 2020, site leasing revenue in Brazil was $113.8 million and $115.3 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Total long-lived assets in Brazil were $1.0 billion as of June 30, 2021 and December 31, 2020.

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

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to SBA
Communications Corporation	$152,669	$22,813	$140,922	$(104,247)
Denominator:
Basic weighted-average shares outstanding	109,412	111,738	109,441	111,823
Dilutive impact of stock options, RSUs, and PSUs	1,889	1,896	1,769	—
Diluted weighted-average shares outstanding	111,301	113,634	111,210	111,823
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$1.40	$0.20	$1.29	$(0.93)
Diluted	$1.37	$0.20	$1.27	$(0.93)

For the three months ended June 30, 2021 and 2020, the diluted weighted average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the six months ended June 30, 2021, the diluted weighted average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the six months ended June 30, 2020, all potential common stock equivalents, including 3.3 million shares underlying stock options outstanding, 0.3 million shares underlying RSUs outstanding, and 0.1 million shares underlying PSUs outstanding, were excluded as the effect would be anti-dilutive.

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

The fair value assigned to the redeemable noncontrolling interest as of June 30, 2021 is based on the contractually-defined redemption value, which was delivered as closing consideration for the remaining 6% interest. In accordance with the terms of the call option, the amount of closing consideration was fixed upon exercise of the call option. The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the contractually-defined redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings). For the six months ended June 30, 2021, the loss attributable to the 6% interest was immaterial.

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the

2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of June 30, 2021, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of June 30, 2021 and December 31, 2020, the interest rate swap has a fair value of $38.0 million and $12.1 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate of $92.5 million and $140.9 million of accumulated derivative net losses as of June 30, 2021 and December 31, 2020, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six month periods ended June 30, 2021 and 2020.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(5,657)	$(17,326)	$25,909	$(125,208)
Amount recognized in Non-cash interest expense	$—	$(2,822)	$—	$(5,646)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$11,222	$4,642	$22,443	$9,285
Change in fair value recorded in Other income (expense), net	$—	$(774)	$—	$3,192

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 97.6% of our total segment operating profit for the six months ended June 30, 2021. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2021, we owned 33,854 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of June 30, 2021, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2021. In addition, as of June 30, 2021, approximately 30% of our total towers are located in Brazil and less than 4% of our total towers are located in any of our other international markets (each country is considered a market). We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, Tigo, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of June 30, 2021, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
Segment operating profit as a percentage of	June 30,		June 30,

total operating profit	2021	2020	2021	2020

Domestic site leasing	80.7%	81.9%	80.7%	81.1%
International site leasing	16.8%	16.9%	16.9%	17.7%
Total site leasing	97.5%	98.8%	97.6%	98.8%

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

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. On July 7, 2021, we amended our Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to “Debt Instruments and Debt Service Requirements” below for further discussion of the Credit Facility. As of June 30, 2021, other than modifications to the Credit Facility, we have not modified any contracts as a result of reference rate reform and are evaluating the impact this standard may have on our consolidated financial statements.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$418,829	$388,018	$—	$30,811	7.9%
International site leasing	105,266	94,385	3,461	7,420	7.9%
Site development	51,433	24,823	—	26,610	107.2%
Total	$575,528	$507,226	$3,461	$64,841	12.8%
Cost of Revenues
Domestic site leasing	$63,948	$64,093	$—	$(145)	(0.2%)
International site leasing	31,402	27,505	1,102	2,795	10.2%
Site development	40,409	19,904	—	20,505	103.0%
Total	$135,759	$111,502	$1,102	$23,155	20.8%
Operating Profit
Domestic site leasing	$354,881	$323,925	$—	$30,956	9.6%
International site leasing	73,864	66,880	2,359	4,625	6.9%
Site development	11,024	4,919	—	6,105	124.1%

Revenues

Domestic site leasing revenues increased $30.8 million for the three months ended June 30, 2021, as compared to the prior year, primarily due to (1) revenues from 843 towers acquired (including wireless tenant licenses on 699 utility transmission structures from the PG&E transaction) and 12 towers built since April 1, 2020 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $10.9 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $7.4 million. These changes were primarily due to (1) revenues from 109 towers acquired and 408 towers built since April 1, 2020 and (2) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 11.1% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $26.6 million for the three months ended June 30, 2021, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Operating Profit

Domestic site leasing segment operating profit increased $31.0 million for the three months ended June 30, 2021, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since April 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $7.0 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $4.6 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since April 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $6.1 million for the three months ended June 30, 2021, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$29,201	$25,233	$—	$3,968	15.7%
International site leasing	9,521	9,035	406	80	0.9%
Total site leasing	$38,722	$34,268	$406	$4,048	11.8%
Site development	3,994	4,494	—	(500)	(11.1%)
Other	11,229	10,326	—	903	8.7%
Total	$53,945	$49,088	$406	$4,451	9.1%

Selling, general, and administrative expenses increased $4.9 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $4.5 million. These changes were primarily as a result of an increase in personnel and other support related costs including noncash compensation as well as an increase in travel related expenses.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$4,596	$3,004	$—	$1,592	53.0%
International site leasing	2,198	1,630	731	(163)	(10.0%)
Total	$6,794	$4,634	$731	$1,429	30.8%

Acquisition and new business initiatives related adjustments and expenses increased $2.2 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $1.4 million. These changes were primarily as a result of an increase in third party acquisition and integration costs as well as incremental costs incurred in support of new business initiatives as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,690	$5,342	$—	$(2,652)	(49.6%)
International site leasing	961	900	58	3	0.3%
Total site leasing	$3,651	$6,242	$58	$(2,649)	(42.4%)
Other	146	—	—	146	—%
Total	$3,797	$6,242	$58	$(2,503)	(40.1%)

Asset impairment and decommission costs decreased $2.4 million for the three months ended June 30, 2021, as compared to the prior year. This change was primarily as a result of a $3.2 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a $0.8 million increase related to sites decommissioned in the second quarter of 2021 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$128,034	$134,569	$—	$(6,535)	(4.9%)
International site leasing	44,744	42,011	1,316	1,417	3.4%
Total site leasing	$172,778	$176,580	$1,316	$(5,118)	(2.9%)
Site development	1,017	597	—	420	70.4%
Other	1,674	1,529	—	145	9.5%
Total	$175,469	$178,706	$1,316	$(4,553)	(2.5%)

Depreciation, accretion, and amortization expense decreased $3.2 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $4.6 million. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since April 1, 2020.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$190,360	$155,777	$—	$34,583	22.2%
International site leasing	16,440	13,304	(152)	3,288	24.7%
Total site leasing	$206,800	$169,081	$(152)	$37,871	22.4%
Site development	6,013	(172)	—	6,185	3,595.9%
Other	(13,049)	(11,855)	—	(1,194)	10.1%
Total	$199,764	$157,054	$(152)	$42,862	27.3%

Domestic site leasing operating income increased $34.6 million for the three months ended June 30, 2021, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, amortization expense and asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $3.1 million for the three months ended June 30, 2021, as compared to the prior year. This change was primarily due to higher segment operating profit, partially offset by an increase in depreciation, accretion, and amortization expense.

Site development operating income increased $6.2 million for the three months ended June 30, 2021, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and DISH and a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$547	$699	$10	$(162)	(23.2%)
Interest expense	(90,544)	(95,687)	12	5,131	(5.4%)
Non-cash interest expense	(11,812)	(2,337)	—	(9,475)	405.4%
Amortization of deferred financing fees	(4,865)	(5,188)	—	323	(6.2%)
Loss from extinguishment of debt, net	(2,020)	—	—	(2,020)	—%
Other income (expense), net	108,849	(31,588)	143,176	(2,739)	842.8%
Total	$155	$(134,101)	$143,198	$(8,942)	8.7%

Interest expense decreased $5.1 million for the three months ended June 30, 2021, as compared to the prior year primarily due to a lower weighted average interest rate due in part to the interest rate swap entered into during the third quarter of 2020, partially offset by a higher average principal amount of cash interest bearing debt outstanding.

Non-cash interest expense increased $9.5 million for the three months ended June 30, 2021, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $2.0 million for the three months ended June 30, 2021 representing the write-off of unamortized financing fees related to the repayment of the 2017-1C Tower Securities in May 2021.

Other income (expense), net includes a $111.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2021, while the prior year period included a $31.2 million loss.

(Provision) Benefit for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(47,250)	$165	$(50,276)	$2,861	(27.0%)

Provision for income taxes increased $47.4 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $2.9 million. This change was primarily due to a decrease in foreign withholding taxes and deferred state taxes.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$152,669	$23,118	$92,770	$36,781	84.8%

Net income increased $129.6 million for the three months ended June 30, 2021, as compared to the prior year. On a constant currency basis, net income increased $36.8 million. These changes were primarily due to an increase in operating income and decreases in cash interest expense related to the interest rate swaps and provision for income taxes. This was partially offset by increases in non-cash interest expense.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$822,407	$774,361	$—	$48,046	6.2%
International site leasing	206,790	200,397	(9,118)	15,511	7.7%
Site development	95,069	49,534	—	45,535	91.9%
Total	$1,124,266	$1,024,292	$(9,118)	$109,092	10.7%
Cost of Revenues
Domestic site leasing	$129,069	$127,997	$—	$1,072	0.8%
International site leasing	61,649	59,400	(3,149)	5,398	9.1%
Site development	74,815	39,620	—	35,195	88.8%
Total	$265,533	$227,017	$(3,149)	$41,665	18.4%
Operating Profit
Domestic site leasing	$693,338	$646,364	$—	$46,974	7.3%
International site leasing	145,141	140,997	(5,969)	10,113	7.2%
Site development	20,254	9,914	—	10,340	104.3%

Revenues

Domestic site leasing revenues increased $48.0 million for the six months ended June 30, 2021, as compared to the prior year, primarily due to (1) revenues from 906 towers acquired (including wireless tenant licenses on 699 utility transmission structures from the PG&E transaction) and 16 towers built since January 1, 2020 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $6.4 million for the six months ended June 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $15.5 million. These changes were primarily due to (1) revenues from 115 towers acquired and 453 towers built since January 1, 2020 and (2) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented

11.1% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $45.5 million for the six months ended June 30, 2021, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Operating Profit

Domestic site leasing segment operating profit increased $47.0 million for the six months ended June 30, 2021, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $4.1 million for the six months ended June 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $10.1 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $10.3 million for the six months ended June 30, 2021, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$57,257	$52,555	$—	$4,702	8.9%
International site leasing	17,281	16,966	92	223	1.3%
Total site leasing	$74,538	$69,521	$92	$4,925	7.1%
Site development	9,783	8,950	—	833	9.3%
Other	21,225	20,233	—	992	4.9%
Total	$105,546	$98,704	$92	$6,750	6.8%

Selling, general, and administrative expenses increased $6.8 million for the six months ended June 30, 2021, as compared to the prior year. This change was primarily as a result of an increase in personnel and other support related costs including noncash compensation.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,928	$5,601	$—	$2,327	41.5%
International site leasing	3,867	2,832	812	223	7.9%
Total	$11,795	$8,433	$812	$2,550	30.2%

Acquisition and new business initiatives related adjustments and expenses increased $3.4 million for the six months ended June 30, 2021, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $2.6 million. These changes were primarily as a result of an increase in third party acquisition and integration costs as well as incremental costs incurred in support of new business initiatives as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,561	$16,168	$—	$(9,607)	(59.4%)
International site leasing	1,993	4,429	21	(2,457)	(55.5%)
Total site leasing	$8,554	$20,597	$21	$(12,064)	(58.6%)
Other	146	—	—	146	—%
Total	$8,700	$20,597	$21	$(11,918)	(57.9%)

Asset impairment and decommission costs decreased $11.9 million for the six months ended June 30, 2021, as compared to the prior year. This change was primarily as a result of a $11.1 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $0.8 million decrease related to sites decommissioned in the six months ended June 30, 2021 compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$267,025	$268,375	$—	$(1,350)	(0.5%)
International site leasing	87,865	88,623	(3,981)	3,223	3.6%
Total site leasing	$354,890	$356,998	$(3,981)	$1,873	0.5%
Site development	1,162	1,213	—	(51)	(4.2%)
Other	3,298	3,074	—	224	7.3%
Total	$359,350	$361,285	$(3,981)	$2,046	0.6%

Depreciation, accretion, and amortization expense decreased $1.9 million for the six months ended June 30, 2021, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $2.0 million. This change was primarily due to an increase in the number of towers we acquired and built since January 1, 2020, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$354,567	$303,665	$—	$50,902	16.8%
International site leasing	34,135	28,147	(2,913)	8,901	31.6%
Total site leasing	$388,702	$331,812	$(2,913)	$59,803	18.0%
Site development	9,309	(249)	—	9,558	(3,838.6%)
Other	(24,669)	(23,307)	—	(1,362)	5.8%
Total	$373,342	$308,256	$(2,913)	$67,999	22.1%

Domestic site leasing operating income increased $50.9 million for the six months ended June 30, 2021, as compared to the prior year, primarily due to higher segment operating profit and decreases in asset impairment and decommission costs and depreciation, accretion, and amortization expense, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $6.0 million for the six months ended June 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $8.9 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by an increase in depreciation, accretion, and amortization expense.

Site development operating income increased $9.6 million for the six months ended June 30, 2021, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and DISH, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,179	$1,584	$(91)	$(314)	(19.8%)
Interest expense	(180,639)	(191,538)	9	10,890	(5.7%)
Non-cash interest expense	(23,615)	(4,743)	1	(18,873)	397.9%
Amortization of deferred financing fees	(9,755)	(10,328)	—	573	(5.5%)
Loss from extinguishment of debt, net	(13,672)	(16,864)	—	3,192	(18.9%)
Other income (expense), net	20,410	(257,885)	286,764	(8,469)	(231.2%)
Total	$(206,092)	$(479,774)	$286,683	$(13,001)	6.0%

Interest expense decreased $10.9 million for the six months ended June 30, 2021, as compared to the prior year primarily due to a lower weighted average interest rate due in part to the interest rate swap entered into during third quarter of 2020, partially offset by a higher average principal amount of cash interest bearing debt outstanding.

Non-cash interest expense increased $18.9 million for the six months ended June 30, 2021, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $13.7 million for the six months ended June 30, 2021 representing the payment of a $7.5 million call premium and the write-off of $4.2 million of the unamortized financing fees related to the redemption of the 2017 Senior Notes in February 2021, as well as the write-off of $2.0 million of unamortized financing fees related to the repayment of the 2017-1C in May 2021. Loss from extinguishment of debt was $16.9 million for the six months ended June 30, 2020 representing the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and unamortized financing fees related to the redemption of the 2014 Senior Notes.

Other income (expense), net includes a $25.0 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the six months ended June 30, 2021, while the prior year period included a $261.3 million loss.

(Provision) Benefit for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(26,328)	$66,702	$(94,869)	$1,839	(8.6%)

Net Income (Loss):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$140,922	$(104,816)	$188,901	$56,837	83.2%

Net income was $140.9 million for the six months ended June 30, 2021, as compared to net loss of $104.8 million in the prior year period. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, an increase in operating income, and decreases in cash interest expense related to the interest rate swaps, loss from extinguishment of debt, and provision for income taxes. This was partially offset by increases in non-cash interest expense.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$152,669	$23,118	$92,770	$36,781	84.8%
Non-cash straight-line leasing revenue	(9,515)	(346)	—	(9,169)	2,650.0%
Non-cash straight-line ground lease expense	2,007	3,678	36	(1,707)	(46.4%)
Non-cash compensation	21,643	18,579	165	2,899	15.6%
Loss from extinguishment of debt, net	2,020	—	—	2,020	—%
Other (income) expense, net	(108,849)	31,588	(143,176)	2,739	842.8%
Acquisition and new business initiatives
related adjustments and expenses	6,794	4,634	731	1,429	30.8%
Asset impairment and decommission costs	3,797	6,242	58	(2,503)	(40.1%)
Interest income	(547)	(699)	(10)	162	(23.2%)
Total interest expense (1)	107,221	103,212	(12)	4,021	3.9%
Depreciation, accretion, and amortization	175,469	178,706	1,316	(4,553)	(2.5%)
Provision for income taxes (2)	47,485	55	50,277	(2,847)	(26.3%)
Adjusted EBITDA	$400,194	$368,767	$2,155	$29,272	7.9%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$140,922	$(104,816)	$188,901	$56,837	83.2%
Non-cash straight-line leasing revenue	(10,091)	(2,687)	(98)	(7,306)	271.9%
Non-cash straight-line ground lease expense	4,648	7,527	46	(2,925)	(38.9%)
Non-cash compensation	42,066	34,857	112	7,097	20.4%
Loss from extinguishment of debt, net	13,672	16,864	—	(3,192)	(18.9%)
Other (income) expense, net	(20,410)	257,885	(286,764)	8,469	231.2%
Acquisition and new business initiatives
related adjustments and expenses	11,795	8,433	812	2,550	30.2%
Asset impairment and decommission costs	8,700	20,597	21	(11,918)	(57.9%)
Interest income	(1,179)	(1,584)	91	314	(19.8%)
Total interest expense (1)	214,009	206,609	(10)	7,410	3.6%
Depreciation, accretion, and amortization	359,350	361,285	(3,981)	2,046	0.6%
Provision (benefit) for income taxes (2)	26,783	(66,255)	94,869	(1,831)	(8.4%)
Adjusted EBITDA	$790,265	$738,715	$(6,001)	$57,551	7.8%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision (benefit) for taxes includes $235 and $220 of franchise taxes for the three months ended June 30, 2021 and 2020, respectively, and $455 and $447 of franchise taxes for the six months ended June 30, 2021 and 2020, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $31.4 million for the three months ended June 30, 2021, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $29.3 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $51.6 million for the six months ended June 30, 2021, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $57.6 million. These changes were primarily due to an increase in segment operating profit.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2021	June 30, 2020

	(in thousands)
Cash provided by operating activities	$638,282	$592,418
Cash used in investing activities	(1,184,754)	(413,970)
Cash provided by (used in) financing activities	545,394	(52,121)
Change in cash, cash equivalents, and restricted cash	(1,078)	126,327
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(2,920)	(15,809)
Cash, cash equivalents, and restricted cash, beginning of period	342,808	141,120
Cash, cash equivalents, and restricted cash, end of period	$338,810	$251,638

Operating Activities

Cash provided by operating activities was $638.3 million for the six months ended June 30, 2021 as compared to $592.4 million for the six months ended June 30, 2020. The increase was primarily due to an increase in segment operating profit, the positive impact on cash from changes in foreign currency exchange rates, and a decrease in net cash interest paid, partially offset by a decrease in cash inflows associated with working capital changes primarily from timing of customer payments.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months ended June 30,
	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets	$(168,885)	$(99,424)
Acquisition of right-of-use assets (1)	(947,698)	—
Land buyouts and other assets (2)	(13,268)	(19,611)
Construction and related costs on new builds	(22,587)	(28,012)
Augmentation and tower upgrades	(14,437)	(21,423)
Tower maintenance	(16,292)	(15,180)
General corporate	(2,059)	(2,364)
Other investing activities	472	(227,956)
Net cash used in investing activities	$(1,184,754)	$(413,970)

(1)During the six months ended June 30, 2021, we acquired the exclusive right to lease and operate 699 utility transmission structures, which included existing wireless tenant licenses from PG&E.

(2)Excludes $6.4 million and $3.6 million spent to extend ground lease terms for the six months ended June 30, 2021 and 2020, respectively.

Subsequent to June 30, 2021, we purchased or agreed to purchase approximately 1,800 communication sites for an aggregate consideration of approximately $270.0 million in cash, including approximately 1,400 sites for approximately $175.0 million in cash relating to the previously announced deal to acquire towers from Airtel Tanzania.

For 2021, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $35.0 million to $45.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,450.0 million to $1,470.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended
	June 30, 2021	June 30, 2020

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$(295,000)	$(490,000)
Proceeds from issuance of Senior Notes, net of fees (1)	1,485,512	1,480,206
Repayment of Senior Notes (1)	(757,500)	(759,143)
Proceeds from issuance of Tower Securities, net of fees (1)	1,152,631	—
Repayment of Tower Securities (1)	(760,000)	—
Repurchase and retirement of common stock	(168,922)	(203,330)
Payment of dividends on common stock	(126,893)	(104,171)
Proceeds from employee stock purchase/stock option plans, net of taxes	27,140	37,316
Other financing activities	(11,574)	(12,999)
Net cash provided by (used in) financing activities	$545,394	$(52,121)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

Dividends

For the six months ended June 30, 2021, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021
April 26, 2021	May 20, 2021	$0.58	$63.4 million	June 15, 2021

Dividends paid in 2021 and 2020 were ordinary dividends.

Subsequent to June 30, 2021, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 1, 2021	August 26, 2021	$0.58	September 23, 2021

The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2021, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2021, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

On July 7, 2021, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, amended our Revolving Credit Facility to (1) increase the total commitments under the Facility from $1.25 billion to $1.5 billion, (2) extend the maturity date of the Facility to July 7, 2026, (3) lower the applicable interest rate margins and commitment fees under the Facility, (4) provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate, (5) incorporate sustainability-linked targets which will adjust the Facility’s applicable interest and commitment fee rates upward or downward based on how we perform against those targets, and (6) amend certain other terms and conditions under the Senior Credit Agreement. As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

During the three months ended June 30, 2021, we borrowed $100.0 million and repaid $605.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2021, we borrowed $810.0 million and repaid $1.1 billion of the outstanding balance under the Revolving Credit Facility. As of June 30, 2021, the balance outstanding under the Revolving Credit Facility was $85.0 million accruing interest at 1.600% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.20% per annum on the amount of the unused commitment. As of June 30, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2021, we repaid $85.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, no amount was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2021, the 2018 Term Loan was accruing interest at 1.860% per annum. Principal payments on the 2018 Term Loan are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million.

During the three and six months ended June 30, 2021, we repaid an aggregate of $6.0 million and $12.0 million of principal on the 2018 Term Loan, respectively. As of June 30, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

On May 14, 2021, we, through the Trust, issued $1.165 billion of Secured Tower Revenue Securities Series 2021-1C, which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). The fixed interest rate on the 2021-1C Tower Securities is 1.631% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes. We have incurred deferred financing fees of $12.4 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2021-1C Tower Securities.

Tower Revenue Securities Terms

As of June 30, 2021, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $5.5 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,929 tower sites owned by the Borrowers as of June 30, 2021. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of June 30, 2021:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0 million	3.722%	Apr. 11, 2023	Apr. 9, 2048
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0 million	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0 million	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1.165 billion	1.631%	Nov. 9, 2026	May 9, 2051

Risk Retention Tower Securities

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased (1) $33.7 million of Secured Tower Revenue Securities Series 2018-1R (the “2018-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.949% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2018-1C Tower Securities, (2) $61.4 million of Secured Tower Revenue Securities Series 2019-1R (the “2019-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.213% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2019-1C Tower Securities, (3) $71.1 million of Secured Tower Revenue Securities Series 2020-2R (the “2020-2R Tower Securities”) issued by the Trust with a fixed interest rate of 4.336% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2020-2C Tower Securities, and (4) $61.4 million of Secured Tower Revenue Securities Series 2021-1R (the “2021-1R Tower Securities”) issued by the Trust with a fixed interest rate of 3.625% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2021-1C Tower Securities. Principal and interest payments made on the 2018-1R Tower Securities, 2019-1R Tower Securities, 2020-2R Tower Securities, and 2021-1R Tower Securities eliminate in consolidation.

As of June 30, 2021, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

On January 29, 2021, we issued $1.5 billion of unsecured senior notes due February 1, 2029 at par value (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 3.125% per annum. Interest on the 2021 Senior Notes is due semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. We incurred financing fees of $14.5 million to date in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem all of the outstanding principal amount of the 2017 Senior Notes, repay the amounts outstanding under the Revolving Credit Facility, and for general corporate purposes.

The 2021 Senior Notes are subject to redemption in whole or in part on or after February 1, 2024 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to February 1, 2024, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes originally issued at a redemption price of 103.125% of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. We may redeem the 2021 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2024 at 101.563%, February 1, 2025 at 100.781%, or February 1, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

The table below sets forth the material terms of our outstanding senior notes as of June 30, 2021:

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

Debt Service

As of June 30, 2021, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of June 30, 2021 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$3,690
2018 Term Loan (2)	67,572
2013-2C Tower Securities	21,585
2014-2C Tower Securities	24,185
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2016 Senior Notes	53,625
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months (2)	$379,234

(1)Subsequent to June 30, 2021, we repaid $85.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, no amount was outstanding under the Revolving Credit Facility.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility (1)	$—	$—	$85,000	$—	$—	$—	$85,000	$85,000
2018 Term Loan	12,000	24,000	24,000	24,000	2,244,000	—	2,328,000	2,304,720
2013-2C Tower Securities (2)	—	—	575,000	—	—	—	575,000	589,065
2014-2C Tower Securities (2)	—	—	—	620,000	—	—	620,000	653,027
2018-1C Tower Securities (2)	—	—	640,000	—	—	—	640,000	658,419
2019-1C Tower Securities (2)	—	—	—	—	1,165,000	—	1,165,000	1,191,061
2020-1C Tower Securities (2)	—	—	—	—	—	750,000	750,000	756,480
2020-2C Tower Securities (2)	—	—	—	—	—	600,000	600,000	611,646
2021-1C Tower Securities (2)	—	—	—	—	—	1,165,000	1,165,000	1,164,918
2016 Senior Notes	—	—	—	1,100,000	—	—	1,100,000	1,119,151
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,545,000
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,449,375
Total debt obligation	$12,000	$24,000	$1,324,000	$1,744,000	$3,409,000	$5,515,000	$12,028,000	$12,127,862

(1)On July 7, 2021, we amended our Revolving Credit Facility to extend the maturity date to July 7, 2026 as well as amend certain other terms and conditions under the Senior Credit Agreement. For further discussion of the amendments, refer to “Debt Instruments and Debt Service Requirements” above.

(2)For information on the anticipated repayment date and final maturity date for each tower security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The IBA intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. The discontinuation of LIBOR and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase. On July 7, 2021, we amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2021, approximately 13.5% of our revenues and approximately 17.1% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2021. As of June 30, 2021, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 0.9% and 0.5%, respectively, for the six months ended June 30, 2021.

As of June 30, 2021, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2021 would have resulted in approximately $62.7 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2021. Based on such evaluation, such officers have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

SBA COMMUNICATIONS CORPORATION

August 5, 2021	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 5, 2021	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)