Form 10-Q
period 2021-09-30
SBA COMMUNICATIONS CORP
filed 2021-11-05
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 108,781,359 shares of Class A common stock as of October 27, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$187,806	$308,560
Restricted cash	63,736	31,671
Accounts receivable, net	76,076	74,088
Costs and estimated earnings in excess of billings on uncompleted contracts	40,860	34,796
Prepaid expenses and other current assets	35,310	23,875
Total current assets	403,788	472,990
Property and equipment, net	2,580,262	2,677,326
Intangible assets, net	2,906,855	3,156,150
Operating lease right-of-use assets, net	2,297,372	2,369,358
Acquired and other right-of-use assets, net	965,780	4,202
Other assets	514,025	477,992
Total assets	$9,668,082	$9,158,018
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$34,790	$109,969
Accrued expenses	69,973	63,031
Current maturities of long-term debt	24,000	24,000
Deferred revenue	184,340	113,117
Accrued interest	26,477	54,350
Current lease liabilities	238,706	236,037
Other current liabilities	13,738	14,297
Total current liabilities	592,024	614,801
Long-term liabilities:
Long-term debt, net	11,822,536	11,071,796
Long-term lease liabilities	2,013,097	2,094,363
Other long-term liabilities	183,553	186,246
Total long-term liabilities	14,019,186	13,352,405
Redeemable noncontrolling interests	15,177	15,194
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 109,480 shares and
109,819 shares issued and outstanding at September 30, 2021 and December 31, 2020,
respectively	1,095	1,098
Additional paid-in capital	2,711,934	2,586,130
Accumulated deficit	(6,890,822)	(6,604,028)
Accumulated other comprehensive loss, net	(780,512)	(807,582)
Total shareholders' deficit	(4,958,305)	(4,824,382)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,668,082	$9,158,018

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020
Revenues:
Site leasing	$535,492	$486,765	$1,564,814	$1,461,523
Site development	53,813	36,175	148,882	85,708
Total revenues	589,305	522,940	1,713,696	1,547,231
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	98,666	92,722	289,510	280,120
Cost of site development	41,357	28,797	116,172	68,417
Selling, general, and administrative expenses (1)	51,000	48,152	156,546	146,856
Acquisition and new business initiatives related
adjustments and expenses	5,730	4,124	17,525	12,557
Asset impairment and decommission costs	9,860	8,506	18,560	29,103
Depreciation, accretion, and amortization	170,916	180,302	530,266	541,587
Total operating expenses	377,529	362,603	1,128,579	1,078,640
Operating income	211,776	160,337	585,117	468,591
Other income (expense):
Interest income	945	756	2,124	2,340
Interest expense	(89,199)	(89,791)	(269,839)	(281,329)
Non-cash interest expense	(11,820)	(8,323)	(35,436)	(13,066)
Amortization of deferred financing fees	(4,934)	(4,883)	(14,690)	(15,211)
Loss from extinguishment of debt, net	—	(2,599)	(13,672)	(19,463)
Other expense, net	(69,804)	(42,262)	(49,390)	(300,144)
Total other expense, net	(174,812)	(147,102)	(380,903)	(626,873)
Income (loss) before income taxes	36,964	13,235	204,214	(158,282)
Benefit (provision) for income taxes	10,834	9,441	(15,494)	76,143
Net income (loss)	47,798	22,676	188,720	(82,139)
Net (income) loss attributable to noncontrolling interests	—	(108)	—	461
Net income (loss) attributable to SBA Communications
Corporation	$47,798	$22,568	$188,720	$(81,678)
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.44	$0.20	$1.72	$(0.73)
Diluted	$0.43	$0.20	$1.70	$(0.73)
Weighted average number of common shares
Basic	109,577	111,783	109,487	111,809
Diluted	111,565	113,703	111,329	111,809

(1)Includes non-cash compensation of $16,589 and $16,606 for the three months ended September 30, 2021 and 2020, respectively, and $57,249 and $50,291 for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2021	2020	2021	2020

Net income (loss)	$47,798	$22,676	$188,720	$(82,139)
Adjustments related to interest rate swaps	9,898	1,557	58,251	(114,366)
Foreign currency translation adjustments	(51,415)	(7,196)	(31,181)	(191,389)
Comprehensive income (loss)	6,281	17,037	215,790	(387,894)
Comprehensive (income) loss attributable to noncontrolling interests	—	(204)	—	1,369
Comprehensive income (loss) attributable to SBA
Communications Corporation	$6,281	$16,833	$215,790	$(386,525)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2021	109,534	$1,095	$2,657,540	$(6,759,382)	$(738,995)	$(4,839,742)
Net income attributable to SBA
Communications Corporation	—	—	—	47,798	—	47,798
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	283	3	36,984	—	—	36,987
Non-cash stock compensation	—	—	17,410	—	—	17,410
Adjustments related to interest rate swaps	—	—	—	—	9,898	9,898
Repurchase and retirement of common stock	(337)	(3)	—	(115,418)	—	(115,421)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(51,415)	(51,415)
Dividends and dividend equivalents
on common stock	—	—	—	(63,820)	—	(63,820)
BALANCE, September 30, 2021	109,480	$1,095	$2,711,934	$(6,890,822)	$(780,512)	$(4,958,305)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2020	109,819	1,098	2,586,130	(6,604,028)	(807,582)	(4,824,382)
Net income attributable to SBA
Communications Corporation	—	—	—	188,720	—	188,720
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	651	7	64,090	—	—	64,097
Non-cash stock compensation	—	—	60,197	—	—	60,197
Adjustments related to interest rate swaps	—	—	—	—	58,251	58,251
Repurchase and retirement of common stock	(990)	(10)	—	(284,333)	—	(284,343)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(31,181)	(31,181)
Dividends and dividend equivalents
on common stock	—	—	—	(191,181)	—	(191,181)
Adjustment to fair value related to
noncontrolling interests	—	—	1,517	—	—	1,517
BALANCE, September 30, 2021	109,480	$1,095	$2,711,934	$(6,890,822)	$(780,512)	$(4,958,305)

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
Dividends and dividend equivalents
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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$188,720	$(82,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	530,266	541,587
Loss on remeasurement of U.S. dollar denominated intercompany loans	42,582	299,913
Non-cash compensation expense	59,175	51,915
Non-cash asset impairment and decommission costs	17,935	28,675
Loss from extinguishment of debt	12,672	19,463
Deferred income tax benefit	(2,711)	(93,104)
Other non-cash items reflected in the Statements of Operations	58,725	28,700
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(6,371)	48,272
Prepaid expenses and other assets	(25,589)	(2,571)
Operating lease right-of-use assets, net	86,717	88,470
Accounts payable and accrued expenses	8,465	5,672
Accrued interest	(27,873)	(17,010)
Long-term lease liabilities	(83,885)	(75,199)
Other liabilities	32,502	40,264
Net cash provided by operating activities	891,330	882,908
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,187,754)	(199,899)
Capital expenditures	(90,407)	(95,371)
Purchase of investments	(755,530)	(1,288,267)
Proceeds from sale of investments	755,280	1,235,000
Other investing activities	589	(4,841)
Net cash used in investing activities	(1,277,822)	(353,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	810,000	515,000
Repayments under Revolving Credit Facility	(1,190,000)	(1,005,000)
Proceeds from issuance of Senior Notes, net of fees	1,485,512	1,479,522
Repayment of Senior Notes	(757,500)	(759,143)
Proceeds from issuance of Tower Securities, net of fees	1,152,437	1,336,003
Repayment of Tower Securities	(760,000)	(1,200,000)
Repurchase and retirement of common stock	(284,343)	(378,988)
Payment of dividends on common stock	(190,456)	(156,199)
Proceeds from employee stock purchase/stock option plans, net of taxes	64,127	50,283
Termination of interest rate swap	—	(176,200)
Other financing activities	(21,165)	(19,528)
Net cash provided by (used in) financing activities	308,612	(314,250)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,529)	(20,427)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(88,409)	194,853
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	342,808	141,120
End of period	$254,399	$335,973

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$298,589	$298,140
Income taxes	$20,153	$14,061

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,691	$21,785
Operating lease modifications and reassessments	$21,829	$23,811
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,765	$893

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $45.0 million loss and a $25.4 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2021 and 2020, respectively, and a $28.4 million loss and a $198.6 million loss, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2021 and 2020, respectively, due to changes in foreign exchange rates. During the nine months ended September 30, 2021, the Company repaid $149.9 million of the intercompany loans. As of September 30, 2021 and December 31, 2020, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $788.4 million and $909.8 million, respectively.

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. On July 7, 2021, the Company amended its Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to Note 10 for further discussion of the Credit Facility. As of September 30, 2021, the Company has not modified any other contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

Asset impairment (1)	$8,323	$7,132	$13,691	$23,565
Write-off of carrying value of decommissioned towers	1,130	1,187	3,718	4,626
Other (including third party decommission costs)	407	187	1,151	912
Total asset impairment and decommission costs	$9,860	$8,506	$18,560	$29,103

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $48.7 million and $57.6 million as of September 30, 2021 and December 31, 2020, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of September 30, 2021 and December 31, 2020, the Company had $0.8 million and $0.7 million of short-term investments, respectively. For the nine months ended September 30, 2021, the Company purchased $755.4 million and sold $755.3 million of short-term investments. For the nine months ended September 30, 2020, the Company purchased and sold $1.2 billion of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2021	December 31, 2020	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$187,806	$308,560
Securitization escrow accounts	62,939	31,507	Restricted cash - current asset
Payment and performance bonds	797	164	Restricted cash - current asset
Surety bonds and workers compensation	2,857	2,577	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$254,399	$342,808

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2021 and December 31, 2020, the Company had $42.0 million and $41.8 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2021 and December 31, 2020, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Costs incurred on uncompleted contracts	$70,938	$54,949
Estimated earnings	27,599	21,778
Billings to date	(60,654)	(43,725)
	$37,883	$33,002

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,860	$34,796
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(2,977)	(1,794)
	$37,883	$33,002

As of September 30, 2021 and December 31, 2020, the eight largest customers comprised 98.2% and 99.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Prepaid real estate taxes	$4,562	$3,153
Prepaid taxes	10,146	8,121
Other current assets	20,602	12,601
Total prepaid expenses and other current assets	$35,310	$23,875

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Straight-line rent receivable	$340,078	$321,816
Interest rate swap asset (1)	36,710	12,123
Loan receivables	5,387	5,931
Deferred lease costs, net	5,294	4,788
Deferred tax asset - long term	51,331	53,722
Long-term investments	48,719	57,575
Other	26,506	22,037
Total other assets	$514,025	$477,992

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$48,255	$21,895	$217,140	$121,319
Acquisition of right-of-use assets (2)	694	—	948,392	—
Land buyouts and other assets (3)	8,954	58,969	22,222	78,580
Total cash acquisition capital expenditures	$57,903	$80,864	$1,187,754	$199,899

(1)The nine months ended September 30, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(2)During the nine months ended September 30, 2021, the Company acquired the exclusive right to lease and operate 710 utility transmission structures, which included existing wireless tenant licenses from PG&E for $969.9 million. The difference between the agreed upon purchase price of $969.9 million and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over 70 years.

(3)In addition, the Company paid $4.1 million and $2.3 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2021 and 2020, respectively, and paid $11.3 million and $5.9 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the nine months ended September 30, 2021, in addition to the acquisition of right-of-use assets, the Company allocated the purchase price of 222 acquired towers and related assets and liabilities consisting of $15.2 million of property and equipment, $111.0 million of intangible assets, and $13.9 million of other net assets and liabilities assumed. In the nine months ended September 30, 2021, all acquisitions were accounted for as asset acquisitions.

Subsequent to September 30, 2021, the Company purchased or is under contract to purchase approximately 1,700 communication sites for an aggregate consideration of approximately $231.0 million in cash, including approximately 1,400 sites for approximately $175.0 million in cash relating to the previously announced deal to acquire towers from Airtel Tanzania.

The maximum potential obligation related to contingent consideration for acquisitions were $14.8 million and $35.0 million as of September 30, 2021 and December 31, 2020, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Towers and related components	$5,288,343	$5,213,019
Construction-in-process (1)	38,754	38,065
Furniture, equipment, and vehicles	57,330	54,610
Land, buildings, and improvements	839,107	818,272
Total property and equipment	6,223,534	6,123,966
Less: accumulated depreciation	(3,643,272)	(3,446,640)
Property and equipment, net	$2,580,262	$2,677,326

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $66.2 million and $71.8 million for the three months ended September 30, 2021 and 2020, respectively, and $206.0 million and $215.0 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.2 million and $6.1 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2021			As of December 31, 2020
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,907,015	$(2,686,939)	$2,220,076	$4,876,880	$(2,471,438)	$2,405,442
Network location intangibles	1,785,135	(1,098,356)	686,779	1,770,944	(1,020,236)	750,708
Intangible assets, net	$6,692,150	$(3,785,295)	$2,906,855	$6,647,824	$(3,491,674)	$3,156,150

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $100.3 million and $108.2 million for the three months ended September 30, 2021 and 2020, respectively, and $313.2 million and $326.2 million for the nine months ended September 30, 2021 and 2020, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Salaries and benefits	$23,453	$20,958
Real estate and property taxes	10,501	9,583
Unpaid capital expenditures	7,179	6,073
Other	28,840	26,417
Total accrued expenses	$69,973	$63,031

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2021			December 31, 2020
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility (1)	Jul. 7, 2026	$—	$—	$—	$380,000	$380,000	$380,000
2018 Term Loan	Apr. 11, 2025	2,322,000	2,301,683	2,309,857	2,340,000	2,310,750	2,325,391
2013-2C Tower Securities (2)(3)	Apr. 11, 2023	575,000	586,420	572,993	575,000	599,662	572,063
2014-2C Tower Securities (2)	Oct. 8, 2024	620,000	649,097	616,851	620,000	670,003	616,131
2017-1C Tower Securities (2)	Apr. 11, 2022	—	—	—	760,000	774,410	757,165
2018-1C Tower Securities (2)	Mar. 9, 2023	640,000	654,970	637,364	640,000	671,341	636,045
2019-1C Tower Securities (2)	Jan. 12, 2025	1,165,000	1,186,366	1,156,854	1,165,000	1,218,613	1,155,106
2020-1C Tower Securities (2)	Jan. 9, 2026	750,000	754,163	743,700	750,000	752,910	742,782
2020-2C Tower Securities (2)	Jan. 11, 2028	600,000	609,546	594,574	600,000	597,840	594,081
2021-1C Tower Securities (2)	Nov. 9, 2026	1,165,000	1,160,503	1,153,249	—	—	—
2016 Senior Notes (4)	Sep. 1, 2024	1,100,000	1,113,761	1,091,027	1,100,000	1,127,500	1,088,924
2017 Senior Notes	Oct. 1, 2022	—	—	—	750,000	757,500	746,642
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,553,505	1,483,487	1,500,000	1,567,500	1,481,466
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,455,000	1,486,580	—	—	—
Total debt		$11,937,000	$12,025,014	$11,846,536	$11,180,000	$11,428,029	$11,095,796
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$11,822,536			$11,071,796

(1)On July 7, 2021, the Company amended its Revolving Credit Facility to extend the maturity date to July 7, 2026 as well as amend certain other terms and conditions under the Senior Credit Agreement. As of the date of this filing, $70.0 million was outstanding under the Revolving Credit Facility. For further discussion of the amendments, refer to “Revolving Credit Facility under the Senior Credit Agreement” below.

(2)The maturity date represents the anticipated repayment date for each issuance.

(3)On October 14, 2021, the Company repaid the entire aggregate principal amount of the 2013-2C Tower Securities. For further discussion, refer to “Secured Tower Revenue Securities” below.

(4) On October 27, 2021, the Company issued the 2021-2C Tower Securities and the 2021-3C Tower Securities. Net proceeds from this offering were used to repay amounts outstanding under the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes. For further discussion, refer to “Secured Tower Revenue Securities” and “Senior Notes” below.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2021		2020		2021		2020
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2021	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.573%	$996	$—	$711	$—	$4,717	$—	$5,086	$—
2018 Term Loan (1)	1.868%	11,156	11,441	14,536	7,962	33,220	34,314	57,688	12,014
2013-2C Tower Securities (2)	3.722%	5,396	—	5,396	—	16,188	—	16,188	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	18,138	—	18,138	—
2015-1C Tower Securities	3.156%	—	—	620	—	—	—	8,589	—
2016-1C Tower Securities	2.877%	—	—	792	—	—	—	10,972	—
2017-1C Tower Securities	3.168%	—	—	6,096	—	9,201	—	18,269	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—	16,711	—	16,711	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	25,072	—	25,072	—
2020-1C Tower Securities	1.884%	3,598	—	3,077	—	10,793	—	3,077	—
2020-2C Tower Securities	2.328%	3,540	—	3,028	—	10,619	—	3,028	—
2021-1C Tower Securities	1.631%	4,850	—	—	—	7,401	—	—	—
2014 Senior Notes	4.875%	—	—	—	—	—	—	3,352	112
2016 Senior Notes (3)	4.875%	13,406	293	13,406	279	40,219	869	40,219	826
2017 Senior Notes	4.000%	—	—	7,500	—	2,333	—	22,500	—
2020 Senior Notes	3.875%	14,531	86	14,531	82	43,594	253	32,238	114
2021 Senior Notes	3.125%	11,719	—	—	—	31,510	—	—	—
Other		34	—	125	—	123	—	202	—
Total (3)		$89,199	$11,820	$89,791	$8,323	$269,839	$35,436	$281,329	$13,066

(1)The 2018 Term Loan has a blended rate of 1.868%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 1.840% as of September 30, 2021. Refer to Note 17 for more information on the Company’s interest rate swap.

(2)On October 14, 2021, the Company repaid the entire aggregate principal amount of the 2013-2C Tower Securities. For further discussion, refer to “Secured Tower Revenue Securities” below.

(3)On October 27, 2021, the Company issued the 2021-2C Tower Securities and the 2021-3C Tower Securities accruing interest at 1.840% and 2.593%, respectively. Net proceeds from this offering were used to repay amounts outstanding under the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes. For further discussion, refer to “Secured Tower Revenue Securities” and “Senior Notes” below.

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

During the three months ended September 30, 2021, the Company repaid $85.0 million of the outstanding balance under the Revolving Credit Facility. During the nine months ended September 30, 2021, the Company borrowed $810.0 million and repaid $1.2 billion of the outstanding balance under the Revolving Credit Facility. As of September 30, 2021, there was no balance outstanding under the Revolving Credit Facility. In addition, SBA Senior Finance II LLC, the Company’s wholly owned subsidiary (“SBA Senior Finance II”) was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of September 30, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2021, the Company borrowed $825.0 million and repaid $755.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $70.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

During the three and nine months ended September 30, 2021, the Company repaid an aggregate of $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

2021-1C Tower Securities

On May 14, 2021, the Company, through a New York common law trust (the “Trust”), issued $1.165 billion of Secured Tower Revenue Securities Series 2021-1C which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). The fixed interest rate on the 2021-1C Tower Securities is 1.631% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes. The Company has incurred deferred financing fees of $12.6 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2021-1C Tower Securities.

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

2013-2C Tower Securities

On October 14, 2021, the Company repaid the entire aggregate principal amount of the 2013-2C Tower Securities ($575.0 million) which had an anticipated repayment date of April 11, 2023 using proceeds from the Revolving Credit Facility. Additionally, the Company expensed $2.0 million of deferred financing fees and accrued interest related to the repayment of the 2013-2C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

2021-2C Tower Securities and 2021-3C Tower Securities

On October 27, 2021, the Company, through the Trust, issued $895.0 million of 1.840% Secured Tower Revenue Securities Series 2021-2C which have an anticipated repayment date of April 9, 2027 and a final maturity date of October 10, 2051 (the “2021-2C Tower Securities”) and $895.0 million of 2.593% Secured Tower Revenue Securities Series 2021-3C which have an anticipated repayment date of October 9, 2031 and a final maturity date of October 10, 2056 (the “2021-3C Tower Securities”). The aggregate $1.79 billion of 2021-2C Tower Securities and 2021-3C Tower Securities have a blended interest rate of 2.217% and a weighted average life through the anticipated repayment date of 7.8 years.

Net proceeds from this offering were used to repay amounts outstanding on the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes ($1.1 billion) and to pay all premiums and costs associated with such redemption. The Company has incurred deferred financing fees of $18.3 million in relation to this transaction, which are being amortized through the anticipated repayment dates of the 2021-2C Tower Securities and 2021-3C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased $94.3 million of Secured Tower Revenue Securities Series 2021-3R issued by the Trust. These securities have an anticipated repayment date of October 9, 2031 and a final maturity date of October 10, 2056 (the “2021-3R Tower Securities”). The fixed interest rate on the 2021-3R Tower Securities is 4.090% per annum, payable monthly. Principal and interest payments made on the 2021-3R Tower Securities eliminate in consolidation.

As of September 30, 2021, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s

Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on November 2, 2020, which had a remaining authorization of $125.1 million. As of the date of this filing, the Company had the full $1.0 billion of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

Total number of shares purchased (in millions) (1)	0.4	0.6	1.1	1.4
Average price paid per share (1)	$340.70	$302.63	$291.48	$267.57
Total price paid (in millions) (1)	$150.0	$175.6	$318.9	$375.6

Subsequent to September 30, 2021, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.6
Average price paid per share (1)	$332.72
Total price paid (in millions) (1)	$200.0

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the nine months ended September 30, 2021, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021
April 26, 2021	May 20, 2021	$0.58	$63.4 million	June 15, 2021
August 1, 2021	August 26, 2021	$0.58	$63.6 million	September 23, 2021

Dividends paid in 2021 and 2020 were ordinary income.

Subsequent to September 30, 2021, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 1, 2021	November 18, 2021	$0.58	December 16, 2021

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2021 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2020	3,202	$143.01
Exercised	(542)	$127.11
Forfeited/canceled	(13)	$179.67
Outstanding at September 30, 2021	2,647	$146.08	3.1	$488,077
Exercisable at September 30, 2021	1,913	$134.67	2.7	$374,680
Unvested at September 30, 2021	734	$175.84	4.2	$113,397

The total intrinsic value for options exercised during the nine months ended September 30, 2021 was $107.9 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2021:

	RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2020 (1)	274	$206.48	148	$376.48
Granted (1)	107	$240.07	154	$236.70
Vested	(128)	$187.29	—	$—
Forfeited/canceled	(8)	$234.45	(5)	$340.32
Outstanding at September 30, 2021	245	$230.28	297	$304.47

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

13.INCOME TAXES

The primary reasons for the difference between the Company’s effective tax rate and the U.S. statutory rate are the Company’s REIT election and the Company’s full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary (“TRS”). The TRS has concluded that it is more likely than not that its deferred tax assets will not be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $654.7 million as of December 31, 2020, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2021	(in thousands)
Revenues	$426,758	$108,734	$53,813	$—	$589,305
Cost of revenues (1)	65,260	33,406	41,357	—	140,023
Operating profit	361,498	75,328	12,456	—	449,282
Selling, general, and administrative expenses	27,983	9,272	4,791	8,954	51,000
Acquisition and new business initiatives
related adjustments and expenses	2,911	2,819	—	—	5,730
Asset impairment and decommission costs	6,113	3,747	—	—	9,860
Depreciation, amortization and accretion	123,705	45,035	565	1,611	170,916
Operating income (loss)	200,786	14,455	7,100	(10,565)	211,776
Other expense (principally interest
expense and other expense)				(174,812)	(174,812)
Income before income taxes					36,964
Cash capital expenditures (2)	39,062	51,897	221	1,755	92,935

For the three months ended September 30, 2020
Revenues	$390,961	$95,804	$36,175	$—	$522,940
Cost of revenues (1)	64,228	28,494	28,797	—	121,519
Operating profit	326,733	67,310	7,378	—	401,421
Selling, general, and administrative expenses	25,466	8,747	4,518	9,421	48,152
Acquisition and new business initiatives
related adjustments and expenses	2,458	1,666	—	—	4,124
Asset impairment and decommission costs	6,129	2,377	—	—	8,506
Depreciation, amortization and accretion	135,350	42,851	578	1,523	180,302
Operating income (loss)	157,330	11,669	2,282	(10,944)	160,337
Other expense (principally interest
expense and other expense)				(147,102)	(147,102)
Income before income taxes					13,235
Cash capital expenditures (2)	89,982	17,971	127	1,176	109,256

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2021	(in thousands)
Revenues	$1,249,291	$315,523	$148,882	$—	$1,713,696
Cost of revenues (1)	194,455	95,055	116,172	—	405,682
Operating profit	1,054,836	220,468	32,710	—	1,308,014
Selling, general, and administrative expenses	85,240	26,553	14,574	30,179	156,546
Acquisition and new business initiatives
related adjustments and expenses	10,839	6,686	—	—	17,525
Asset impairment and decommission costs	12,674	5,740	—	146	18,560
Depreciation, amortization and accretion	390,730	132,900	1,727	4,909	530,266
Operating income (loss)	555,353	48,589	16,409	(35,234)	585,117
Other expense (principally interest
expense and other expense)				(380,903)	(380,903)
Income before income taxes					204,214
Cash capital expenditures (2)	1,186,791	87,572	1,812	3,751	1,279,926

For the nine months ended September 30, 2020
Revenues	$1,165,322	$296,201	$85,708	$—	$1,547,231
Cost of revenues (1)	192,226	87,894	68,417	—	348,537
Operating profit	973,096	208,307	17,291	—	1,198,694
Selling, general, and administrative expenses	78,021	25,713	13,468	29,654	146,856
Acquisition and new business initiatives
related adjustments and expenses	8,059	4,498	—	—	12,557
Asset impairment and decommission costs	22,297	6,806	—	—	29,103
Depreciation, amortization and accretion	403,725	131,474	1,791	4,597	541,587
Operating income (loss)	460,994	39,816	2,032	(34,251)	468,591
Other expense (principally interest
expense and other expense)				(626,873)	(626,873)
Loss before income taxes					(158,282)
Cash capital expenditures (2)	229,795	61,605	1,191	3,572	296,163

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (3)	Total

Assets	(in thousands)
As of September 30, 2021	$6,638,499	$2,768,258	$79,432	$181,893	$9,668,082
As of December 31, 2020	$5,893,636	$2,955,563	$61,729	$247,090	$9,158,018

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(3)Assets in Other consist primarily of general corporate assets and short-term investments.

For the nine months ended September 30, 2021 and 2020, site leasing revenue in Brazil was $174.5 million and $167.8 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Total long-lived assets in Brazil were $0.9 billion and $1.0 billion as of September 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to SBA
Communications Corporation	$47,798	$22,568	$188,720	$(81,678)
Denominator:
Basic weighted-average shares outstanding	109,577	111,783	109,487	111,809
Dilutive impact of stock options, RSUs, and PSUs	1,988	1,920	1,842	—
Diluted weighted-average shares outstanding	111,565	113,703	111,329	111,809
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$0.44	$0.20	$1.72	$(0.73)
Diluted	$0.43	$0.20	$1.70	$(0.73)

For the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021, the diluted weighted average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the nine months ended September 30, 2020, all potential common stock equivalents, including 3.2 million shares underlying stock options outstanding, 0.3 million shares underlying RSUs outstanding, and 0.1 million shares underlying PSUs outstanding, were excluded as the effect would be anti-dilutive.

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

The fair value assigned to the redeemable noncontrolling interest as of September 30, 2021 is based on the contractually-defined redemption value, which was delivered as closing consideration for the remaining 6% interest. In accordance with the terms of the call option, the amount of closing consideration was fixed upon exercise of the call option. The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the contractually-defined redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings). For the nine months ended September 30, 2021, the loss attributable to the 6% interest was immaterial.

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of September 30, 2021, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of September 30, 2021 and December 31, 2020, the interest rate swap has a fair value of $36.7 million and $12.1 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate of $82.7 million and $140.9 million of accumulated derivative net losses as of September 30, 2021 and December 31, 2020, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine month periods ended September 30, 2021 and 2020.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(1,324)	$(7,252)	$24,586	$(132,460)
Amount recognized in Non-cash interest expense	$—	$(1,062)	$—	$(6,707)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$11,222	$8,809	$33,665	$18,094
Change in fair value recorded in Other income (expense), net	$—	$(3,192)	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and South Africa. Our primary business line is our site leasing business, which contributed 97.5% of our total segment operating profit for the nine months ended September 30, 2021. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2021, we owned 34,072 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and South Africa. As of September 30, 2021, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2021. In addition, as of September 30, 2021, approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 4% of our total towers. We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, Tigo, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. In the United States and Canada, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in South Africa and our Central and South American markets typically have an initial term of 10 years with multiple renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America and South Africa escalate in accordance with a standard cost of living index. Site leases in South America typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years to 10 years with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually, or in our South American markets and South Africa, adjust in accordance with a standard cost of living index. As of September 30, 2021, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the nine months ended
Segment operating profit as a percentage of	September 30,		September 30,

total operating profit	2021	2020	2021	2020

Domestic site leasing	80.5%	81.4%	80.6%	81.2%
International site leasing	16.7%	16.8%	16.9%	17.4%
Total site leasing	97.2%	98.2%	97.5%	98.6%

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

Dividend. Cash dividends are an additional component of our strategy of returning value to shareholders. We do not expect our dividend to require any changes in our leverage and believe that due to our low dividend payout ratio, we can continue to focus on building and buying quality assets and opportunistically buying back our stock. While the timing and amount of future dividends will be subject to approval by our Board of Directors, we believe that our future cash flow generation will permit us to grow our cash dividend in the future.

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

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) intends to cease the publication of USD LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. On July 7, 2021, we amended our Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to “Debt Instruments and Debt Service Requirements” below for further discussion of the Credit Facility. As of September 30, 2021, we have not modified any other contracts as a result of reference rate reform and are evaluating the impact this standard may have on our consolidated financial statements.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$426,758	$390,961	$—	$35,797	9.2%
International site leasing	108,734	95,804	3,206	9,724	10.1%
Site development	53,813	36,175	—	17,638	48.8%
Total	$589,305	$522,940	$3,206	$63,159	12.1%
Cost of Revenues
Domestic site leasing	$65,260	$64,228	$—	$1,032	1.6%
International site leasing	33,406	28,494	1,084	3,828	13.4%
Site development	41,357	28,797	—	12,560	43.6%
Total	$140,023	$121,519	$1,084	$17,420	14.3%
Operating Profit
Domestic site leasing	$361,498	$326,733	$—	$34,765	10.6%
International site leasing	75,328	67,310	2,122	5,896	8.8%
Site development	12,456	7,378	—	5,078	68.8%

Revenues

Domestic site leasing revenues increased $35.8 million for the three months ended September 30, 2021, as compared to the prior year, primarily due to (1) revenues from 858 towers acquired (including wireless tenant licenses on 710 utility transmission structures from the PG&E transaction) and 6 towers built since July 1, 2020 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $12.9 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $9.7 million. These changes were primarily due to (1) revenues from 222 towers acquired and 422 towers built since July 1, 2020 and (2) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 11.3% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $17.6 million for the three months ended September 30, 2021, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Operating Profit

Domestic site leasing segment operating profit increased $34.8 million for the three months ended September 30, 2021, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since July 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $8.0 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $5.9 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since July 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $5.1 million for the three months ended September 30, 2021, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$27,983	$25,466	$—	$2,517	9.9%
International site leasing	9,272	8,747	197	328	3.7%
Total site leasing	$37,255	$34,213	$197	$2,845	8.3%
Site development	4,791	4,518	—	273	6.0%
Other	8,954	9,421	—	(467)	(5.0%)
Total	$51,000	$48,152	$197	$2,651	5.5%

Selling, general, and administrative expenses increased $2.8 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $2.7 million. These changes were primarily as a result of an increase in personnel and other support related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,911	$2,458	$—	$453	18.4%
International site leasing	2,819	1,666	1,491	(338)	(20.3%)
Total	$5,730	$4,124	$1,491	$115	2.8%

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,113	$6,129	$—	$(16)	(0.3%)
International site leasing	3,747	2,377	(39)	1,409	59.3%
Total	$9,860	$8,506	$(39)	$1,393	16.4%

Asset impairment and decommission costs increased $1.4 million for the three months ended September 30, 2021, as compared to the prior year. This change was primarily as a result of a $1.2 million increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $0.2 million increase in costs related to sites decommissioned in the third quarter of 2021 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$123,705	$135,350	$—	$(11,645)	(8.6%)
International site leasing	45,035	42,851	1,189	995	2.3%
Total site leasing	$168,740	$178,201	$1,189	$(10,650)	(6.0%)
Site development	565	578	—	(13)	(2.2%)
Other	1,611	1,523	—	88	5.8%
Total	$170,916	$180,302	$1,189	$(10,575)	(5.9%)

Depreciation, accretion, and amortization expense decreased $9.4 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $10.6 million. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since July 1, 2020.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$200,786	$157,330	$—	$43,456	27.6%
International site leasing	14,455	11,669	(716)	3,502	30.0%
Total site leasing	$215,241	$168,999	$(716)	$46,958	27.8%
Site development	7,100	2,282	—	4,818	211.1%
Other	(10,565)	(10,944)	—	379	(3.5%)
Total	$211,776	$160,337	$(716)	$52,155	32.5%

Domestic site leasing operating income increased $43.5 million for the three months ended September 30, 2021, as compared to the prior year, primarily due to higher segment operating profit and a decrease in depreciation, accretion, and amortization expense, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $2.8 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $3.5 million. This change was primarily due to higher segment operating profit, partially offset by increases in asset impairment and decommission costs and depreciation, accretion, and amortization expense.

Site development operating income increased $4.8 million for the three months ended September 30, 2021, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and DISH.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$945	$756	$30	$159	21.0%
Interest expense	(89,199)	(89,791)	7	585	(0.7%)
Non-cash interest expense	(11,820)	(8,323)	—	(3,497)	42.0%
Amortization of deferred financing fees	(4,934)	(4,883)	—	(51)	1.0%
Loss from extinguishment of debt, net	—	(2,599)	—	2,599	(100.0%)
Other expense, net	(69,804)	(42,262)	(29,319)	1,777	(50.0%)
Total	$(174,812)	$(147,102)	$(29,282)	$1,572	(1.5%)

Non-cash interest expense increased $3.5 million for the three months ended September 30, 2021, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $2.6 million for the three months ended September 30, 2020 representing the write-off of unamortized financing fees related to the repayment of the 2015-1C Tower Securities and 2016-1C Tower Securities.

Other expense, net includes a $67.6 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2021, while the prior year period included a $38.6 million loss.

Benefit for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit for income taxes	$10,834	$9,441	$9,377	$(7,984)	210.3%

Benefit for income taxes increased $1.4 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, benefit for income taxes decreased $8.0 million primarily due to an increase in deferred foreign taxes and deferred state taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$47,798	$22,676	$(20,621)	$45,743	95.8%

Net income increased $25.1 million for the three months ended September 30, 2021, as compared to the prior year. On a constant currency basis, net income increased $45.7 million. These changes were primarily due to an increase in operating income and a decrease in the loss on extinguishment of debt. This was partially offset by a decrease in benefit for income taxes and an increase in non-cash interest expense.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,249,291	$1,165,322	$—	$83,969	7.2%
International site leasing	315,523	296,201	(5,913)	25,235	8.5%
Site development	148,882	85,708	—	63,174	73.7%
Total	$1,713,696	$1,547,231	$(5,913)	$172,378	11.1%
Cost of Revenues
Domestic site leasing	$194,455	$192,226	$—	$2,229	1.2%
International site leasing	95,055	87,894	(2,066)	9,227	10.5%
Site development	116,172	68,417	—	47,755	69.8%
Total	$405,682	$348,537	$(2,066)	$59,211	17.0%
Operating Profit
Domestic site leasing	$1,054,836	$973,096	$—	$81,740	8.4%
International site leasing	220,468	208,307	(3,847)	16,008	7.7%
Site development	32,710	17,291	—	15,419	89.2%

Revenues

Domestic site leasing revenues increased $84.0 million for the nine months ended September 30, 2021, as compared to the prior year, primarily due to (1) revenues from 929 towers acquired (including wireless tenant licenses on 710 utility transmission structures from the PG&E transaction) and 16 towers built since January 1, 2020 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $19.3 million for the nine months ended September 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $25.2 million. These changes were primarily due to (1) revenues from 236 towers acquired and 540 towers built since January 1, 2020 and (2) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 11.2% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $63.2 million for the nine months ended September 30, 2021, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Operating Profit

Domestic site leasing segment operating profit increased $81.7 million for the nine months ended September 30, 2021, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $12.2 million for the nine months ended September 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $16.0 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $15.4 million for the nine months ended September 30, 2021, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$85,240	$78,021	$—	$7,219	9.3%
International site leasing	26,553	25,713	288	552	2.1%
Total site leasing	$111,793	$103,734	$288	$7,771	7.5%
Site development	14,574	13,468	—	1,106	8.2%
Other	30,179	29,654	—	525	1.8%
Total	$156,546	$146,856	$288	$9,402	6.4%

Selling, general, and administrative expenses increased $9.7 million for the nine months ended September 30, 2021, as compared to the prior year. This change was primarily as a result of an increase in personnel and other support related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$10,839	$8,059	$—	$2,780	34.5%
International site leasing	6,686	4,498	2,302	(114)	(2.5%)
Total	$17,525	$12,557	$2,302	$2,666	21.2%

Acquisition and new business initiatives related adjustments and expenses increased $5.0 million for the nine months ended September 30, 2021, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $2.7 million. These changes were primarily as a result of an increase in third party acquisition and integration costs as well as incremental costs incurred in support of new business initiatives as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$12,674	$22,297	$—	$(9,623)	(43.2%)
International site leasing	5,740	6,806	(18)	(1,048)	(15.4%)
Total site leasing	$18,414	$29,103	$(18)	$(10,671)	(36.7%)
Other	146	—	—	146	—%
Total	$18,560	$29,103	$(18)	$(10,525)	(36.2%)

Asset impairment and decommission costs decreased $10.5 million for the nine months ended September 30, 2021, as compared to the prior year. This change was primarily as a result of a $9.9 million decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a $0.7 million decrease related to sites decommissioned in the nine months ended September 30, 2021 compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$390,730	$403,725	$—	$(12,995)	(3.2%)
International site leasing	132,900	131,474	(2,792)	4,218	3.2%
Total site leasing	$523,630	$535,199	$(2,792)	$(8,777)	(1.6%)
Site development	1,727	1,791	—	(64)	(3.6%)
Other	4,909	4,597	—	312	6.8%
Total	$530,266	$541,587	$(2,792)	$(8,529)	(1.6%)

Depreciation, accretion, and amortization expense decreased $11.3 million for the nine months ended September 30, 2021, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $8.5 million. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2020.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$555,353	$460,994	$—	$94,359	20.5%
International site leasing	48,589	39,816	(3,627)	12,400	31.1%
Total site leasing	$603,942	$500,810	$(3,627)	$106,759	21.3%
Site development	16,409	2,032	—	14,377	707.5%
Other	(35,234)	(34,251)	—	(983)	2.9%
Total	$585,117	$468,591	$(3,627)	$120,153	25.6%

Domestic site leasing operating income increased $94.4 million for the nine months ended September 30, 2021, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $8.8 million for the nine months ended September 30, 2021, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $12.4 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by an increase in depreciation, accretion, and amortization expense.

Site development operating income increased $14.4 million for the nine months ended September 30, 2021, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and DISH, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,124	$2,340	$(60)	$(156)	(6.7%)
Interest expense	(269,839)	(281,329)	15	11,475	(4.1%)
Non-cash interest expense	(35,436)	(13,066)	(1)	(22,369)	171.2%
Amortization of deferred financing fees	(14,690)	(15,211)	—	521	(3.4%)
Loss from extinguishment of debt, net	(13,672)	(19,463)	—	5,791	(29.8%)
Other expense, net	(49,390)	(300,144)	257,355	(6,601)	(5,893.8%)
Total	$(380,903)	$(626,873)	$257,309	$(11,339)	3.5%

Interest expense decreased $11.5 million for the nine months ended September 30, 2021, as compared to the prior year primarily due to a lower weighted average interest rate due in part to the interest rate swap entered into during third quarter of 2020, partially offset by a higher average principal amount of cash interest bearing debt outstanding.

Non-cash interest expense increased $22.4 million for the nine months ended September 30, 2021, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $13.7 million for the nine months ended September 30, 2021 representing the payment of a $7.5 million call premium and the write-off of $4.2 million of the unamortized financing fees related to the redemption of the 2017 Senior Notes in February 2021, as well as the write-off of $2.0 million of unamortized financing fees related to the repayment of the 2017-1C in May 2021. Loss from extinguishment of debt was $19.5 million for the nine months ended September 30, 2020 representing the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and unamortized financing fees related to the redemption of the 2014 Senior Notes in February 2020, as well as the write-off of $2.6 million of unamortized financing fees related to the repayment of the 2015-1C Tower Securities and 2016-1C Tower Securities in July 2020.

Other expense, net includes a $42.6 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the nine months ended September 30, 2021, while the prior year period included a $299.9 million loss.

(Provision) Benefit for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(15,494)	$76,143	$(85,492)	$(6,145)	24.4%

Provision for income taxes increased $91.6 million for the nine months ended September 30, 2021, as compared to the prior year. On a constant currency basis, provision for income taxes increased $6.1 million. This change was primarily due to increases in deferred foreign taxes as well as current and deferred state taxes.

Net Income (Loss):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$188,720	$(82,139)	$168,190	$102,669	88.3%

Net income was $188.7 million for the nine months ended September 30, 2021, as compared to net loss of $82.1 million in the prior year period. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, an increase in operating income, and decreases in cash interest expense related to the interest rate swaps and loss from extinguishment of debt. This was partially offset by increases in non-cash interest expense and provision for income taxes.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$47,798	$22,676	$(20,621)	$45,743	95.8%
Non-cash straight-line leasing revenue	(10,392)	(635)	27	(9,784)	1,540.8%
Non-cash straight-line ground lease expense	1,734	3,375	21	(1,662)	(49.2%)
Non-cash compensation	17,111	17,057	55	(1)	(0.0%)
Loss from extinguishment of debt, net	—	2,599	—	(2,599)	(100.0%)
Other expense, net	69,804	42,262	29,319	(1,777)	(50.0%)
Acquisition and new business initiatives
related adjustments and expenses	5,730	4,124	1,491	115	2.8%
Asset impairment and decommission costs	9,860	8,506	(39)	1,393	16.4%
Interest income	(945)	(756)	(30)	(159)	21.0%
Total interest expense (1)	105,953	102,997	(7)	2,963	2.9%
Depreciation, accretion, and amortization	170,916	180,302	1,189	(10,575)	(5.9%)
Benefit for income taxes (2)	(10,605)	(9,206)	(9,378)	7,979	197.9%
Adjusted EBITDA	$406,964	$373,301	$2,027	$31,636	8.5%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$188,720	$(82,139)	$168,190	$102,669	88.3%
Non-cash straight-line leasing revenue	(20,483)	(3,323)	(71)	(17,089)	514.3%
Non-cash straight-line ground lease expense	6,383	10,902	68	(4,587)	(42.1%)
Non-cash compensation	59,175	51,915	166	7,094	13.7%
Loss from extinguishment of debt, net	13,672	19,463	—	(5,791)	(29.8%)
Other expense, net	49,390	300,144	(257,355)	6,601	5,893.8%
Acquisition and new business initiatives
related adjustments and expenses	17,525	12,557	2,302	2,666	21.2%
Asset impairment and decommission costs	18,560	29,103	(18)	(10,525)	(36.2%)
Interest income	(2,124)	(2,340)	60	156	(6.7%)
Total interest expense (1)	319,965	309,606	(14)	10,373	3.4%
Depreciation, accretion, and amortization	530,266	541,587	(2,792)	(8,529)	(1.6%)
Provision (benefit) for income taxes (2)	16,178	(75,461)	85,491	6,148	23.7%
Adjusted EBITDA	$1,197,227	$1,112,014	$(3,973)	$89,186	8.0%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision (benefit) for taxes includes $229 and $235 of franchise taxes for the three months ended September 30, 2021 and 2020, respectively, and $684 and $682 of franchise taxes for the nine months ended September 30, 2021 and 2020, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $33.7 million for the three months ended September 30, 2021, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $31.6 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $85.2 million for the nine months ended September 30, 2021, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $89.2 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended September 30,
	2021	2020

	(in thousands)
Cash provided by operating activities	$891,330	$882,908
Cash used in investing activities	(1,277,822)	(353,378)
Cash provided by (used in) financing activities	308,612	(314,250)
Change in cash, cash equivalents, and restricted cash	(77,880)	215,280
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(10,529)	(20,427)
Cash, cash equivalents, and restricted cash, beginning of period	342,808	141,120
Cash, cash equivalents, and restricted cash, end of period	$254,399	$335,973

Operating Activities

Cash provided by operating activities was $891.3 million for the nine months ended September 30, 2021 as compared to $882.9 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in segment operating profit, partially offset by an increase in cash outflows associated with working capital changes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months ended September 30,
	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets	$(217,140)	$(121,319)
Acquisition of right-of-use assets (1)	(948,392)	—
Land buyouts and other assets (2)	(22,222)	(78,580)
Construction and related costs on new builds	(39,182)	(40,126)
Augmentation and tower upgrades	(22,886)	(29,712)
Tower maintenance	(25,243)	(22,162)
General corporate	(3,096)	(3,371)
Other investing activities	339	(58,108)
Net cash used in investing activities	$(1,277,822)	$(353,378)

(1)During the nine months ended September 30, 2021, we acquired the exclusive right to lease and operate 710 utility transmission structures, which included existing wireless tenant licenses from PG&E. The difference between the agreed upon purchase price of $969.9 million and the cash acquisition amount is due to working capital adjustments.

(2)Excludes $11.3 million and $5.9 million spent to extend ground lease terms for the nine months ended September 30, 2021 and 2020, respectively. The nine months ended September 30, 2020 includes amounts paid related to the acquisition of data centers.

Subsequent to September 30, 2021, we purchased or are under contract to purchase approximately 1,700 communication sites for an aggregate consideration of approximately $231.0 million in cash, including approximately 1,400 sites for approximately $175.0 million in cash relating to the previously announced deal to acquire towers from Airtel Tanzania.

For 2021, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $36.0 million to $42.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,425.0 million to $1,435.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended September 30,
	2021	2020

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$(380,000)	$(490,000)
Proceeds from issuance of Senior Notes, net of fees (1)	1,485,512	1,479,522
Repayment of Senior Notes (1)	(757,500)	(759,143)
Proceeds from issuance of Tower Securities, net of fees (1)	1,152,437	1,336,003
Repayment of Tower Securities (1)	(760,000)	(1,200,000)
Repurchase and retirement of common stock (2)	(284,343)	(378,988)
Payment of dividends on common stock	(190,456)	(156,199)
Proceeds from employee stock purchase/stock option plans, net of taxes	64,127	50,283
Termination of interest rate swap	—	(176,200)
Other financing activities	(21,165)	(19,528)
Net cash provided by (used in) financing activities	$308,612	$(314,250)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)On October 28, 2021, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on November 2, 2020. For additional information, refer to Item 2. Issuer Purchases of Equity Securities.

Dividends

For the nine months ended September 30, 2021, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021
April 26, 2021	May 20, 2021	$0.58	$63.4 million	June 15, 2021
August 1, 2021	August 26, 2021	$0.58	$63.6 million	September 23, 2021

Dividends paid in 2021 and 2020 were ordinary dividends.

Subsequent to September 30, 2021, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 1, 2021	November 18, 2021	$0.58	December 16, 2021

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2021, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2021, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

During the three months ended September 30, 2021, we repaid $85.0 million of the outstanding balance under the Revolving Credit Facility. During the nine months ended September 30, 2021, we borrowed $810.0 million and repaid $1.2 billion of the outstanding balance under the Revolving Credit Facility. As of September 30, 2021, there was no balance outstanding under the Revolving Credit Facility. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.25% per annum on the amount of the unused commitment. As of September 30, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to September 30, 2021, we borrowed $825.0 million and repaid $755.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $70.0 million was outstanding under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2021, the 2018 Term Loan was accruing interest at 1.840% per annum. Principal payments on the 2018 Term Loan are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million.

During the three and nine months ended September 30, 2021, we repaid an aggregate of $6.0 million and $18.0 million of principal on the 2018 Term Loan, respectively. As of September 30, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

2021-1C Tower Securities

On May 14, 2021, we, through a New York common law trust (the “Trust”), issued $1.165 billion of Secured Tower Revenue Securities Series 2021-1C, which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). The fixed interest rate on the 2021-1C Tower Securities is 1.631% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes. We have incurred deferred financing fees of $12.6 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2021-1C Tower Securities.

2013-2C Tower Securities

On October 14, 2021, we repaid the entire aggregate principal amount of the 2013-2C Tower Securities ($575.0 million) which had an anticipated repayment date of April 11, 2023. Additionally, we expensed $2.0 million of deferred financing fees and accrued interest related to the repayment of the 2013-2C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

2021-2C Tower Securities and 2021-3C Tower Securities

On October 27, 2021, we, through the Trust, issued $895.0 million of 1.840% Secured Tower Revenue Securities Series 2021-2C which have an anticipated repayment date of April 9, 2027 and a final maturity date of October 10, 2051 (the “2021-2C Tower Securities”) and $895.0 million of 2.593% Secured Tower Revenue Securities Series 2021-3C which have an anticipated repayment date of October 9, 2031 and a final maturity date of October 10, 2056 (the “2021-3C Tower Securities”). The aggregate $1.79 billion of 2021-2C Tower Securities and 2021-3C Tower Securities have a blended interest rate of 2.217% and a weighted average life through the anticipated repayment date of 7.8 years.

Net proceeds from this offering were used to repay amounts outstanding under the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes ($1.1 billion) and to pay all premiums and costs associated with such redemption. We have incurred deferred financing fees of $18.3 million in relation to this transaction, which are being amortized through the anticipated repayment dates of the 2021-2C Tower Securities and 2021-3C Tower Securities.

Tower Revenue Securities Terms

As of September 30, 2021, we, through the Trust, had issued and outstanding an aggregate of $5.5 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,929 tower sites owned by the Borrowers as of September 30, 2021. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of the date of this filing:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2013-2C Tower Securities (1)	Apr. 18, 2013	$575.0 million	3.722%	Apr. 11, 2023	Apr. 9, 2048
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0 million	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0 million	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1.165 billion	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities (2)	Oct. 27, 2021	$895.0 million	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities (2)	Oct. 27, 2021	$895.0 million	2.593%	Oct. 9, 2031	Oct. 10, 2056

(1)On October 14, 2021, we repaid the entire aggregate principal amount of the 2013-2C Tower Securities. For further discussion, refer to “Secured Tower Revenue Securities” above.

(2)On October 27, 2021, we issued the 2021-2C Tower Securities and the 2021-3C Tower Securities. Net proceeds were used to repay amounts outstanding under the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes. For further discussion, refer to “Secured Tower Revenue Securities” above and “Senior Notes” below.

Risk Retention Tower Securities

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased (1) $33.7 million of Secured Tower Revenue Securities Series 2018-1R (the “2018-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.949% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2018-1C Tower Securities, (2) $61.4 million of Secured Tower Revenue Securities Series 2019-1R (the “2019-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.213% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2019-1C Tower Securities, (3) $71.1 million of Secured Tower Revenue Securities Series 2020-2R (the “2020-2R Tower Securities”) issued by the Trust with a fixed interest rate of 4.336% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2020-2C Tower Securities, (4) $61.4 million of Secured Tower Revenue Securities Series 2021-1R (the “2021-1R Tower Securities”) issued by the Trust with a fixed interest rate of 3.625% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2021-1C Tower Securities, and (5) $94.3 million of Secured Tower Revenue Securities Series 2021-3R (the “2021-3R Tower Securities”) issued by the Trust with a fixed interest rate of 4.090% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2021-3C Tower Securities. Principal and interest payments made on the 2018-1R Tower Securities, 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, and 2021-3R Tower Securities eliminate in consolidation.

As of September 30, 2021, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

The table below sets forth the material terms of our outstanding senior notes as of September 30, 2021:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2016 Senior Notes (1)	Aug. 15, 2016	$1.1 billion	4.875%	Sep. 1, 2024	Mar. 1 & Sep. 1	Sep. 1, 2019
2020 Senior Notes	Feb. 4, 2020	$1.5 billion	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2023
2021 Senior Notes	Jan. 29, 2021	$1.5 billion	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2024

(1)Proceeds from the issuance of the 2021-2C Tower Securities and 2021-3C Tower Securities will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes.

The unsecured senior notes are subject to redemption in whole or in part at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of September 30, 2021, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2021 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$3,750
2018 Term Loan (2)	67,386
2013-2C Tower Securities (3)	21,585
2014-2C Tower Securities	24,185
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2016 Senior Notes (4)	53,625
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months (2)(4)	$379,108

(1)As of September 30, 2021, no amount was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2021, we borrowed $825.0 million and repaid $755.0 million of the outstanding balance under the Revolving Credit Facility. As of the date of this filing, $70.0 million was outstanding under the Revolving Credit Facility.

(2)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

(3)On October 14, 2021, we repaid the entire aggregate principal amount of the 2013-2C Tower Securities ($575.0 million). For further discussion, refer to “Secured Tower Revenue Securities” above.

(4)Total debt service excludes interest payments on the $895.0 million 2021-2C Tower Securities and the $895.0 million 2021-3C Tower Securities issued October 27, 2021, proceeds from which were used to repay amounts outstanding under the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes ($1.1 billion).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(in thousands)
2018 Term Loan	$6,000	$24,000	$24,000	$24,000	$2,244,000	$—	$2,322,000	$2,301,683
2013-2C Tower Securities (1)(2)	—	—	575,000	—	—	—	575,000	586,420
2014-2C Tower Securities (1)	—	—	—	620,000	—	—	620,000	649,097
2018-1C Tower Securities (1)	—	—	640,000	—	—	—	640,000	654,970
2019-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,186,366
2020-1C Tower Securities (1)	—	—	—	—	—	750,000	750,000	754,163
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	609,546
2021-1C Tower Securities (1)	—	—	—	—	—	1,165,000	1,165,000	1,160,503
2016 Senior Notes (3)	—	—	—	1,100,000	—	—	1,100,000	1,113,761
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,553,505
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,455,000
Total debt obligation (3)	$6,000	$24,000	$1,239,000	$1,744,000	$3,409,000	$5,515,000	$11,937,000	$12,025,014

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to “Debt Instruments and Debt Service Requirements” above.

(2)On October 14, 2021, we repaid the entire aggregate principal amount of the 2013-2C Tower Securities ($575.0 million). For further discussion, refer to “Secured Tower Revenue Securities” above.

(3)Total debt service excludes interest payments on the $895.0 million 2021-2C Tower Securities and the $895.0 million 2021-3C Tower Securities issued October 27, 2021, proceeds from which were used to repay amounts outstanding under the Revolving Credit Facility and remaining proceeds will be used to redeem the entire aggregate principal amount of the 2016 Senior Notes ($1.1 billion). For further discussion, refer to “Debt Instruments and Debt Service Requirements” above.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, and Peru, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2021, approximately 13.5% of our revenues and approximately 17.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2021. As of September 30, 2021, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 0.9% and 0.5%, respectively, for the nine months ended September 30, 2021.

As of September 30, 2021, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2021 would have resulted in approximately $81.2 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2021. Based on such evaluation, such officers have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2021:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2021 - 7/31/2021	—	$—	—	$475,132,492
8/1/2021 - 8/31/2021	158,055	$347.27	158,055	$420,245,455
9/1/2021 - 9/30/2021	282,219	$337.02	282,219	$325,132,548
Total	440,274	$340.70	440,274	$325,132,548

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

SBA COMMUNICATIONS CORPORATION

November 5, 2021	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 5, 2021	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)