Form 10-K
period 2021-12-31
SBA COMMUNICATIONS CORP
filed 2022-03-01
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $34.6 billion as of June 30, 2021.

The number of shares outstanding of the Registrant’s common stock (as of February 18, 2022): Class A common stock — 107,919,638.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2021, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines and, effective January 4, 2022, Tanzania. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the year ended December 31, 2021. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2021, we owned 34,177 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. In addition, on January 4, 2022, we closed on 1,445 towers under our previously announced deal in Tanzania. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2021, we had an average of 1.8 tenants per tower structure.

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

•Disciplined Tower Acquisitions. In our tower acquisition program, we pursue towers from third parties that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of several different investment return metrics, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix.

•International Tower Growth. The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our tower growth in these markets is primarily driven by (1) wireless service providers seeking to increase the quality and coverage of their networks, (2) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (3) incremental spectrum auctions as well as incremental voice and data network deployments.

•International Market Expansion. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. We consider various factors when identifying a market for our international expansion, including:

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

oRisk adjusted return criteria – We consider whether buying or building towers in a country, and providing our management and leasing services, will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market (for example, the impact of foreign currency exchange rates and inflation, real estate, permitting, and taxation risks), and how our expansion meets our long-term strategic and financial objectives for the region and our business generally.

New Build Program. We build new towers domestically and internationally. In our new build program, we construct tower structures (1) under build-to-suit arrangements or (2) in locations that are strategically chosen by us. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants.

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

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have acquired perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these perpetual easements, long-term leases, and other property interests will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2021, approximately 72% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 37 years. As of December 31, 2021, approximately 10.7% of our tower structures had ground leases or other property interests maturing in the next 10 years.

Exploring Opportunities in Evolving Technologies and Ancillary Services. In addition to our traditional tower-related services, we are currently exploring ancillary services and evolving technologies that we believe will allow us to create additional value by leveraging our current assets, capabilities, and relationships with wireless service providers and others by expanding SBA’s business within the growing communications ecosystem. This includes supporting efforts for edge data centers and private networks utilizing Citizens Broadband Radio Service (“CBRS”) technology. For example, we are exploring ways to participate in edge computing infrastructure to support existing and future customers’ increasing need to deploy computing capabilities to locations closer to their end users, such as regional data centers and smaller local data centers located at the base of our towers. SBA owns two regional data centers and multiple tower-based data centers in support of this initiative. With regard to private networks, SBA has partnered with different school districts in developing pilots to help close the digital divide through the deployment of private CBRS networks. These network deployments are designed to leverage school-owned assets and SBA tower assets to extend the network to the students in their homes. We are also exploring opportunities to leverage tower assets and infrastructure to provide energy as a service, including through the deployment of on-site battery backup systems powered by solar energy.

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that the continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as video, gaming, social networking and enhanced web browsing, and the growth in machine-to-machine applications. According to a report published by Ericsson in November 2021, global total mobile data traffic was estimated to reach around 65 exabytes per month by the end of 2021 and is projected to grow by a factor of around 4.4 to reach 288 exabytes per month in 2027.

•The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites. For example, recent and future spectrum auctions, such as the C-Band auction and Auction 110 in the U.S. are expected to contribute to growth in the upcoming years. In addition, the continued deployment of 5G wireless technologies is expected to increase equipment installation at existing sites.

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

Our Businesses

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines and, effective January 4, 2022, Tanzania. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site. Our site leasing business generates substantially all of our total segment operating profit, representing 97.4% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2021, we owned 17,356 sites in the United States and its territories. For the year ended December 31, 2021, we generated 79.9% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from T-Mobile, AT&T, and Verizon Wireless. In the United States, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including renewal option periods. Our ground leases and other property interests in the United States are generally for an initial term of five years or more with multiple renewal periods, at our option, and provide for rent escalators which typically average 2-3% annually. As of December 31, 2021, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2021.

International Site Leasing

We currently own and operate towers in 15 international markets throughout South America, Central America, Canada, South Africa, the Philippines, and effective January 4, 2022, Tanzania. Our largest international market is Brazil. As of December 31, 2021, we owned 16,821 sites in our international markets, of which approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 4% of our total towers. In addition, on January 4, 2022, we closed on 1,445 towers under our previously announced deal in Tanzania. Our operations in our international markets are primarily in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues from all the major carriers in each of the 15 countries in which we operate. In our international markets, our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. In Canada and in our Central American markets, tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. In our South American markets, South Africa, and the Philippines, tenant leases typically escalate annually in accordance with an inflationary index. In Tanzania, tenant leases typically escalate using a combination of fixed and inflation adjusted escalators. Site leases in our South American markets typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests. In South Africa, our site leases contain pass through charges related to utilities, and in Tanzania, our site leases include components related to utilities and fuel. The utility and fuel portion of our Tanzanian site leases adjust periodically in accordance with changes in diesel fuel and electricity prices. In certain markets such as Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.

In our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. In our Central American markets, Canada, and the Philippines, ground leases and other property interests provide for fixed rent escalators which typically average 2-3% annually, and in our South American markets and South Africa, ground leases adjust in accordance with an inflationary index.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, Peru and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers that generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, market and project offices. These market offices are responsible for all site development operations.

Customers

We lease tower space to and perform site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local or private operators. Internationally, we lease tower space to all the major service providers in South America, Central America, Canada, South Africa, the Philippines and, effective January 4, 2022, Tanzania.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2021	2020	2019

T-Mobile (1)	36.2%	34.5%	35.1%
AT&T Wireless	22.2%	24.1%	23.8%
Verizon Wireless	14.7%	14.1%	14.0%

(1)Amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

In addition to the Big 3 wireless carriers (T-Mobile, AT&T, and Verizon Wireless), we have also provided services or leased space to a number of customers including:

Cellular South	MTN	Tigo
Claro	NII Holdings	TIM
Digicel	Oi S.A.	Telefonica
DISH Wireless	SouthernLinc	U.S. Cellular
Liberty Technologies	Telkom	Vodacom

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

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) large independent tower companies including American Tower Corporation and Crown Castle International, (2) a number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) owners and operators of alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, utility poles and electric transmission towers.

International Site Leasing – Internationally, our competition consists of wireless service providers that own and operate their own tower networks, large multinational, national and regional independent tower companies, and alternative facilities such as rooftop, outdoor and indoor DAS networks, billboards, utility poles and electric transmission towers. We believe that tower location and capacity, quality of service, density within a geographic market and price historically have been and will continue to be the most significant competitive factors affecting the domestic and international site leasing business.

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

Human Capital

Our corporate offices are located in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. We consider our employee relations to be good. As of December 31, 2021, we had 1,596 employees of which 464 were based outside of the U.S. and its territories.

Diversity, Equity, and Inclusion. We recognize and appreciate the impact that our employees have on the success of our company, our customers and the communities we serve. We pride ourselves in promoting an inclusive environment that celebrates and encourages all forms of diversity. As of December 31, 2021, women represented 42% of our global workforce and 40% of our U.S. employees identified as a racial or ethnic minority.

We value all those who serve our country and are proud to support military veterans and their families as they transition out of the military. SBA has earned the distinction of being a Military Friendly Employer and a Veteran Employer.

Talent Management. We see diversity of thought and experience as critical factors to the long-term success of SBA. As such, we are committed to building a pipeline of future business leaders through the strategic identification of diverse candidates to join our organization. We invest in our employees’ professional growth and development by providing resources and opportunities to develop their skills and expand their expertise.

The well-being of our employees is a critical element of our culture, employee engagement, and productivity. We offer a competitive total rewards package which includes market-based pay, performance-based annual incentive awards, healthcare and retirement benefits, holiday and paid time off, and tuition assistance.

Health and Safety. At SBA, providing a safe and healthy work environment for the protection of our employees is paramount. The safety of our tower climbers has been a key focus of the company since it started in 1989. In 2013, we opened our internal facility "Tower U" which provides a rigorous multi-day safety certification program that is required for all our employed tower climbers. We are proud of the fact that our average lost-day incident rate in the U.S. (days away from work due to workplace incidents) for 2021 was below the 2020 Bureau of Labor benchmark. Our "Tower U" safety professionals offer tower rescue training to first responders because we recognize that the safety of these first responders is paramount to the communities in which we operate.

We temporarily transitioned to telecommuting in early 2020 and put in place various programs and safety protocols to support our team members and their families as they navigated the COVID-19 pandemic. In partnership with a local leading hospital in South Florida, we held regular informational sessions during which our global team members could ask questions to management and health professionals. We also proudly supported our local communities’ COVID-19 response and relief efforts. In preparation for a safe return to work, we invested in upgrades to our offices to improve air quality and allow for greater social distancing.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 79.9% of our total site leasing revenue for the year ended December 31, 2021, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations antennas operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site; compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified towers. These standards mandate that the FCC and the FAA consider the height of the proposed tower, the relationship of the tower to existing natural or man-made obstructions, and the proximity of the tower to runways and airports. Proposals to construct or to modify existing towers above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Towers that meet certain height and location criteria must also be registered with the FCC. A tower that requires FAA clearance will not be registered with the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications towers may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC regulations. Tower owners and FCC spectrum licensees that operate on those towers also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction.

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

We generally indemnify our customers against any failure to comply with legal requirements applicable to tower owners or operators relating to the construction, modification, or placement of towers. Failure to comply with the applicable requirements may lead to civil penalties.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities’ jurisdiction over the construction, modification, and placement of towers. The law, however, limits local zoning authority by prohibiting any action that would discriminate among different providers of personal wireless services or ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecommunications Act of 1996 and the FCC’s rules implementing that Act require the federal government to help licensees for wireless communications services gain access to preferred sites on federal property for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

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

Environmental Regulation. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal injury or property damage. We are also subject to certain environmental laws that govern tower placement and may require pre-construction environmental studies. Our screening for environmental impacts includes evaluation of those of our tower site locations (1) that might be located in a wilderness area or a wildlife preserve, (2) that might affect threatened and endangered species or their habitat (ESA), (3) that might affect properties included in, or eligible for inclusion, in the National Register of Historic Places (NRHP) or Indian religious and cultural sites, (4) that might affect World Heritage areas and IUCN Category I-IV protected areas, (5) that will be located in a floodplain and where facility equipment will not be placed at least one foot above the base flood elevation of the floodplain, (6) whose construction will involve significant changes in surface features (e.g., in wetlands, water diversions, considerable ground disturbance, deforestation), (7) that might affect migratory birds if the towers are over 450 feet, (8) that involve high-intensity lighting in a residential area or would cause RF radiation over FCC-established limits and (9) that would involve similar considerations under the laws or best practices of our international markets. When a tower site is impacted by any of the listed categories, we promptly complete an environmental assessment and obtain approval from the appropriate regulatory agency, which may include steps to mitigate the impact of construction or operation of the site. Our regional site managers typically inspect our tower sites annually and report on the presence of new bird nests. This ensures we minimize our impact and remain environmentally compliant during the operational life of our assets.

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

Our wireless service providers have and may continue to be subject to consolidation pressures. Significant consolidation among our wireless service provider customers has resulted, and is expected to continue to result, in our customers failing to renew existing leases for tower space as a result of overlapping coverage or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. Historically, T-Mobile, AT&T, and Verizon have grown through acquisitions of other wireless service providers. As a result, the combined companies have rationalized duplicative parts of their networks, or networks have been discontinued. During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal (“churn”) of certain leases as a result of this merger. We currently expect that this churn will represent an aggregate of between $140.0 million and $190.0 million of cash site leasing revenue over the next six years. The aggregate churn estimate includes both overlapping and adjacent Sprint leases. We do not expect the annual churn to be uniform over this period as the timing of the churn will depend on termination rights as well as the needs of the carrier.

Consolidation of wireless service providers has also occurred in some of our international markets and could continue to occur. For example, in January 2019, Claro acquired Telefonica’s assets in Guatemala; in July 2020, Liberty Latin America acquired Telefonica’s assets in Costa Rica; and in September 2021, Cable & Wireless announced its plan to acquire Claro’s assets in Panama; three markets in which we own and operate towers. Furthermore, Telefonica has announced it may reduce its operations in its Latin American markets, other than Brazil. In Brazil, as a result of Oi S.A.’s (“Oi”) recent restructuring, the Court has approved the sale of all of Oi’s wireless tower assets to the three other telecommunications providers in Brazil: Telefonica, Claro, and TIM. The sale received regulatory and anti-trust authorizations, and we have received a preliminary listing of which assets will be assigned to each carrier. Approximately 1,568 of our 7,525 tower leases that we had with Oi as of December 31, 2021 overlap with leases from the other three telecommunications providers and therefore may be subject to non-renewal upon expiration of the leases. As of December 31, 2021, our leases with Oi have an average remaining current term of approximately 12.4 years.

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

We derive revenue through numerous site leasing and site development contracts. In the United States and our international markets, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness.

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

While the U.S. wireless service provider market has recently reduced to three nationwide wireless service providers, AT&T, T-Mobile and Verizon, we and most of the industry anticipate that the number of nationwide wireless service providers will increase to four again once DISH successfully builds out its nationwide network. If DISH is unable to successfully build-out its wireless network or is unable to successfully compete for customers once its network is built out, then our dependence on the three U.S. wireless service providers for our financial and operational growth will be exacerbated.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2021	2020	2019

T-Mobile (1)	36.2%	34.5%	35.1%
AT&T Wireless	22.2%	24.1%	23.8%
Verizon Wireless	14.7%	14.1%	14.0%

(1)Amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

We also have customer concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2021	2020	2019

T-Mobile (1)	40.2%	40.5%	40.6%
AT&T Wireless	30.5%	32.2%	32.1%
Verizon Wireless	19.8%	18.5%	18.6%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2021	2020	2019

Oi S.A.	28.3%	28.7%	31.3%
Telefonica	16.3%	18.1%	26.9%
Claro	13.7%	14.5%	11.6%

	For the year ended December 31,
Percentage of Site Development Revenue	2021	2020	2019

T-Mobile (1)	78.2%	66.8%	67.5%

(1)Amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020

	(in thousands)
Total principal amount of indebtedness	$12,396,000	$11,180,000
Shareholders' deficit	$(5,283,404)	$(4,824,382)

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

Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility and the Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the LIBOR rate. As of December 31, 2021, this indebtedness represented approximately $2.7 billion, or 21.5% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to inflationary pressures on the U.S. economy, it appears likely that interest rates will increase during 2022 and may continue to increase, which may decrease our net income. In addition, the increasing interest rates may result in higher interest expense on our current fixed rate indebtedness upon a refinancing.

Although we have used interest rate swaps to mitigate our interest rate risk from time to time, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument. As of December 31, 2021, we had interest rate swaps on a portion of our 2018 Term Loan that fixed $1.95 billion in notional value for approximately 4.25 years receiving interest at one-month LIBOR plus 175 basis points and paying a fixed rate of 1.874%.

The discontinuation of LIBOR could adversely affect our operating results and financial condition.

LIBOR has been the subject of recent proposals for reform. The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and intends to cease all other tenors on June 30, 2023. These reforms will cause the establishment of an alternative reference rate(s). The U.S. Federal Reserve of New York’s ARRC working group is proposing to replace U.S. dollar LIBOR with Secured Overnight Financing Rate (SOFR), which is calculated based on repurchase agreements with the Federal Reserve which are fully secured by U.S. treasury securities. This alternative rate, if adopted, would be used to calculate our interest rates and/or payments on our variable rate indebtedness under our Credit Agreement, which matures beyond 2021. Any new interest rate may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form. As such, the potential effect of any such event is uncertain, but were it to occur, our cost of capital, financial results, cash flows and results of operations may be adversely affected. At the current time, it is uncertain which of the various alternative reference rates will attain industry-wide market acceptance as a replacement for LIBOR.

Our interest rate expense may materially increase as a result of the transition from LIBOR to an alternative reference rate. While we have amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate, it is unclear the extent to which the alternative benchmark rates will be as predictable as LIBOR or if such rates will be more expensive or more volatile than LIBOR. Unfortunately, there are various SOFR rates and none have gained widespread industry acceptance. Consequently, post termination of LIBOR, our variable rate indebtedness may be at interest rates that are higher than the interest rates that would have been applicable to our obligations if LIBOR was available in its current form.

Furthermore, as a result of the termination of LIBOR, the interest rate on our interest rate swaps may not exactly conform to whatever new fallback interest rate is utilized under our Credit Agreement. Moreover, if an entirely different interest rate is utilized for our Credit Agreement than the fallback rate on the interest rate swap, we may need to unwind our swap agreement and enter into a new swap agreement which would result in us incurring breakage costs on our existing swap agreement which we would need to pay to the swap agreement provider and those costs may be significant. If the fallback LIBOR rate under our interest rate swaps differs from the fallback LIBOR rate under our Credit Agreement but we keep our swap agreement outstanding, our interest rate swaps would be at least partially ineffective as a hedge and could require us to mark-to-market the ineffective portion of the interest rate swap through our income statement, although FASB has stated that it is expected to grant temporary relief at the outset of the termination of LIBOR from marking-to-market the ineffective portion of swap agreements should a portion of the swap agreement become ineffective due to the fallback to a rate that is different than the LIBOR fallback rate under the swap agreements. However, if this temporary relief should end while our swap agreement and Credit Agreement were still outstanding, it may have an adverse impact on our income statement.

Increasing competition in the tower industry may create pricing pressures or result in non-renewals that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. We believe that tower location and capacity, quality of service, density within a geographic market and price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressures for tenants on towers from competitors could materially and adversely affect our lease rates or lead to non-renewals of existing leases. Furthermore, pricing pressures could lead to more prevalent network sharing, both domestically and internationally, which could reduce the demand for our tower space or lead to non-renewals of existing leases. In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

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

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these mid-sized tower transactions available, and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors and financial sponsors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect, or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect, or we may not be able to add as many towers as planned in 2022. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The site leasing revenues generated by our international operations were approximately 20.1% during the year ended December 31, 2021, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

•difficulty in recruiting and retaining trained personnel; and

•our ability to provide power to our sites in those international markets that do not have an available electric grid at our tower sites.

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. As of December 31, 2021, approximately 20% of our tenant leases in our international markets include fixed escalators.

Currency fluctuations may negatively affect our results of operations.

Our operations in Central America and Ecuador are primarily denominated in U.S. Dollars. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2021, approximately 20.1% of our total site leasing revenue was generated by our international operations, of which 15.1% was generated in non-U.S. dollar currencies, including 11.4% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and weakened 5.3% when comparing the average rate for the years ended December 31, 2021 and 2020. This trend has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our foreign subsidiaries to borrow in U.S. Dollars. As of December 31, 2021 and 2020, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with our foreign subsidiaries was $872.9 million and $909.8 million, respectively. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real or the South African Rand, our results of operations would be adversely affected. For the years ended December 31, 2021 and 2020, we recorded a $44.3 million loss and a $145.6 million loss, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. For the year ended December 31, 2021, we repaid $149.9 million under our intercompany loan with our Brazilian subsidiary.

A slowdown in demand for wireless services could materially and adversely affect our future growth and revenues.

We expect a significant portion of our future revenue growth will result from investments in the deployment of new or fallow spectrum by our wireless service provider customers, including the build-out by DISH of a fourth nationwide network in the U.S. Wireless service providers typically invest in their networks in response to consumer demand for additional or higher quality service. If consumers significantly reduce their use of wireless services or fail to widely adopt and use new wireless technologies and their products and applications, our wireless service provider customers could experience a reduction in the rate of growth of or a decrease in demand for their services and therefore reduce the amount they invest in their network.

Delays in the roll-out of new spectrum or deployment of new technologies could materially and adversely affect our future growth and revenues.

Our ability to grow is dependent on the ability and willingness of our wireless service provider customers to invest in the roll-out of new spectrum or new technologies. Much of the future capital investment by domestic wireless service providers is expected to result from the roll-out of 5G. However, the roll-out of prior spectrum, including 3G and 4G was often delayed and the roll-out of this spectrum may encounter similar interruptions. For example, in January 2022, several major U.S. wireless carriers had to temporarily delay deployment of new wireless facilities that were meant to facilitate the evolution of their wireless networks to 5G technology in response to concerns of the aviation industry that those 5G facilities could interfere with equipment used for aviation and could impede aviation safety. Although the FCC, FAA, the wireless telecommunications industry and the aviation industry are working on solutions to alleviate those concerns, the timing for resolution is unclear, and such uncertainty could further impact the amount of and timing for network investment by our customers.

The FCC continues to auction new bands of spectrum, including C-Band and Auction 110. Our customers have been and are expected to be the primary winners of these auctions and subsequently deploy this spectrum on our portfolio which would provide us with a revenue growth opportunity. Any delays or failure of these auctions could negatively impact future demand for our towers. Similarly, any delays in the clearing or availability of this spectrum subsequent to these auctions could delay the related demand for our towers.

If our wireless service provider customers are unable to access sufficient capital to invest in their infrastructure or spectrum, it could reduce our ability to meet our growth expectations.

Each wireless service provider must have substantial capital resources and capabilities to deploy new spectrum in their wireless networks, including licenses for spectrum. For example, DISH Wireless has stated that it expects capital expenditures for its 5G network deployment to total approximately $10.0 billion. If some or all of our wireless service provider customers are unable to access sufficient capital, or unwilling based on the economic cost of such capital, to invest in the expansion of their networks, it could adversely affect our revenue growth.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer's business model may reduce the demand for our wireless infrastructure. Also, as customers deploy increased capital to develop and implement new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure, or may result in the decommissioning of equipment on certain sites because portions of the customers' networks may become redundant. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. The majority of our tower portfolio comprises traditional macro sites and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. For example, our wireless service provider customers have engaged in increased use of network sharing, roaming, or resale arrangements, resulting in reduced capital spending or a decision to sell or not renew their spectrum licenses or concessions. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer's business model may negatively impact our revenues or otherwise have a material adverse effect. Any such event may have a disproportionate impact on our business compared to our competitors, whose portfolios may be more technologically and architecturally diversified than ours. In addition, while we are exploring and investing in ancillary services and emerging technologies, including our mobile edge computing initiative and private networks, those investments may not prove to be profitable.

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

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their property interests to third parties, including property interest aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. We currently have 35-year non-terminable leases with Oi, one of Brazil’s largest telecommunications providers, with respect to 2,113 towers that we acquired in 2013. The land underneath these towers is currently subject to a concession from the Federal Republic of Brazil that expires in 2025. At the end of the term, the Brazilian government will have the right to (1) renew the concession upon newly negotiated terms or (2) terminate the concession and take possession of the land and the tower on such land. At the time we acquired the towers, we also entered into a right of first refusal to purchase such land to the extent that the Brazilian regulations permit those assets to be sold. Brazil has recently adopted a new telecommunications law that is expected to provide Oi and/or the Brazilian government rights to sell the land underlying these assets; however, as the regulations implementing this new law have not yet been promulgated, the amount, if at all, that we would be required to pay to purchase such interests is undetermined. If the concession is not renewed and we are unable to purchase the land, then our site leasing revenue from co-located tenants would terminate prior to the end of such lease in 2048. For the year ended December 31, 2021, we generated 6.3% of our total international site leasing revenue from these 2,113 towers.

As of December 31, 2021, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 37 years, and approximately 10.7% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

As part of new acquisitions of tower assets in natural disaster-prone areas, we may assess asset exposure to physical risks and inspect assets for signs of climate-related damage to help us understand the degree of exposure to tornadoes, fires, hurricanes, floods, and earthquakes the site may face over the longer term. However, our environmental due diligence may not uncover all natural disaster-related risks to tower assets that we acquire and our mitigation measures may not be successful, which could require us to incur significant expenditures and may have an adverse effect on our operations or financial condition.

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

The indentures governing the 2020 Senior Notes and the 2021 Senior Notes, the Senior Credit Agreement, and the agreement for the mortgage loan underlying the Tower Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each instrument limit our ability to:

•merge, consolidate or sell assets;

•make restricted payments, including pay dividends or make other distributions;

•enter into transactions with affiliates;

•enter into sale and leaseback transactions; and

•issue guarantees of indebtedness.

Additionally, the agreement governing the mortgage loan relating to our Tower Securities contains financial covenants that require that the borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage ratio, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the borrowers. The funds in the reserve account will not be released to the borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter.

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 2020 Senior Notes and 2021 Senior Notes and funds to be utilized for stock repurchases and dividend payments, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We are subject to federal, state and local regulation of our business, both in the U.S. and internationally. In the U.S., both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses or otherwise regulates wireless communications equipment, wireless radio stations, and radio and television broadcast stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers, or to modify or add new equipment to existing towers, are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation. Further, as a result of our recent acquisition of a building containing a data center, we also acquired a limited number of residential apartment units and became subject to additional federal, state and local laws and regulations such as building, zoning, landlord/tenant, health and safety, and accessibility governing residential housing.

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

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft and exploiting potentially vulnerable services, such as virtual private networks and collaboration platforms as a result of increased remote working caused by COVID-19), errors, catastrophic events such as natural disasters and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including data centers and our mobile edge computing initiative, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results.

Data privacy and protection laws are evolving globally and present risks related to our handling of sensitive data that could result in regulatory penalties or litigation.

A portion of the activities that support our business involve collection, storage and transfer of sensitive data of our employees, tenants, ground lessors and other third parties, including residential tenants as a result of our recent data center acquisition that included a limited number of residential apartment units. In recent years there has been increased public attention regarding the protection of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection and information security. The evolving nature of privacy laws in the U.S., and the other countries where we have operations could impact our compliance costs in handling such data. Many data privacy regulations also grant private rights of action, including Brazil's General Data Protection Law and certain state laws, such as California's Consumer Privacy Act. As interpretation and enforcement of these and other future data privacy regulations and industry standards evolve, we may incur costs related to litigation or regulatory penalties if we are alleged to be non-compliant.

Damage from natural disasters and other unforeseen events could adversely affect us.

Our towers are subject to physical climate-related risks associated with natural disasters (including as a result of any potential effects of climate change) such as tornadoes, fires, hurricanes, floods, and earthquakes or may collapse for any number of reasons, including structural deficiencies. In addition, we have energy sources on some of our tower sites, and any unforeseen incident may cause damage to surrounding property. We maintain insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but these insurance policies are subject to loss limits, deductibles, and retentions. We also maintain third party liability insurance, subject to loss limits, deductibles, and retentions, to protect us in the event of an accident involving a tower. An incident involving our towers or tower sites for which we are uninsured or underinsured, or damage to a significant number of our towers or surrounding property, could require us to incur significant expenditures and may have a material adverse effect on our operations or financial condition and may harm our reputation.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations (including climate-related), including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee, or operator of numerous tower structures, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials without regard to whether we, as the owner, lessee, or operator, knew of or were responsible for the contamination. We may be subject to potentially significant fines, penalties, or taxes if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. and other foreign governments impose requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the FCC, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications technologies (such as 5G) could slow the growth of wireless companies and deployment of new technologies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. Our current policies provide no coverage for claims based on RF energy exposure. If we were subject to claims relating to exposure to RF energy, even if such claims were not ultimately found to have merit, our financial condition could be materially and adversely affected.

The ongoing COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business operations, results of operations, cash flows and financial condition.

Despite recent progress in the administration of vaccines, the continued COVID-19 pandemic and recent variants, including Delta and Omicron, and the related responsive containment and mitigation measures that have been put in place across the world, such as the imposition of travel restrictions, quarantines, adoption of remote working, and impact on business and government services, could adversely impact our business and operations and those of our customers. In addition, the pandemic continues to significantly impact worldwide economic conditions, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets. Among other things, the pandemic and the responsive measures that have been adopted may adversely affect:

•the ability of our suppliers and vendors to provide products and services to us;

•demand for our wireless infrastructure, including as a result of decreases in consumer spending;

•our ability to build new towers or the ability of our customers to install new antennas on an existing tower, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to increase the number of our tenants or amend our tenant leases;

•the availability and cost of skilled employees and contractors;

•the ability of our customers to procure telecommunications equipment through their supply chains;

•interest rates and the overall availability and cost of capital, which could affect our ability to continue to grow our asset portfolio or pursue new business initiatives;

•the financial condition of wireless service providers, including their ability to maintain liquidity;

•the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•the ability of our tenants to make lease payments on a timely basis; and

•the willingness of our tenants to renew their existing leases for additional terms.

Inflationary pressures, whether caused by the COVID-19 pandemic or otherwise, may further exacerbate these risks. In addition, our results of operations may be negatively affected by foreign currency adjustments resulting from the COVID-19 pandemic, including the recent strengthening of the U.S. Dollar against the currencies in certain international markets in which we operate. The extent of the impact of COVID-19 on our business operations, results of operations, cash flows, and financial condition, will depend on future developments, such as the duration of the pandemic, new information on the severity of COVID-19 or its variants, and methods taken to contain or treat the outbreak of COVID-19 including the vaccine distribution program, all of which are uncertain and cannot be predicted. Additionally, if the COVID-19 pandemic results in a global recession, the negative impacts of the pandemic on our operating results may worsen or be prolonged.

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

The Senior Credit Agreement, the mortgage loan agreement related to our securitization transactions and the indentures governing our 2020 Senior Notes and 2021 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the Senior Credit Agreement, our subsidiaries may make distributions to us to satisfy our REIT distribution requirements and additional amounts to distribute up to 100% of our REIT taxable income, so long as SBA Senior Finance II’s ratio of Consolidated Net Debt to Annualized Borrower EBITDA does not exceed 6.5 times for any fiscal quarter. In addition, under the mortgage loan agreement related to our securitization transactions, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. Finally, while the indentures governing the 2020 Senior Notes and 2021 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2020 Senior Notes or 2021 Senior Notes, as applicable, have not otherwise been accelerated.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2021, $654.7 million of our federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized, which may adversely affect the market value of our Class A common stock. The Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. As of December 31, 2021, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 37 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2021, we had an average of 1.8 tenants per tower structure.

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

As of February 18, 2022, there were 281 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2021, $654.7 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2021:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2021 - 10/31/2021	601,107	$332.72	601,107	$125,132,569
11/1/2021 - 11/30/2021	145,381	$343.36	145,381	$950,081,337
12/1/2021 - 12/31/2021	39,859	$344.04	39,859	$936,368,149
Total	786,347	$335.26	786,347	$936,368,149

(1)On October 28, 2021, our Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on November 2, 2020, which had a remaining authorization of $125.1 million. Our Board of Directors authorizes us to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. Subsequent to December 31, 2021, we repurchased 1.0 million shares of our Class A common stock for $350.0 million, at an average price per share of $334.40. Shares repurchased were retired. As of the date of this filing, we had $586.4 million remaining under the current authorized share repurchase plan.

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines and, effective January 4, 2022, Tanzania. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the year ended December 31, 2021. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2021, we owned 34,177 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. In addition, on January 4, 2022, we closed on 1,445 towers under our previously announced deal in Tanzania. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines and, effective January 4, 2022, Tanzania. As of December 31, 2021, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2021. In addition, as of December 31, 2021, approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 4% of our total towers. We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, Tigo, TIM, and DISH Wireless. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site.

In the United States and our international markets, our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. In Canada and in our Central American markets, tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. In our South American markets, South Africa, and the Philippines, tenant leases typically escalate annually in accordance with an inflationary index. In Tanzania, tenant leases typically escalate using a combination of fixed and inflation adjusted escalators. Site leases in our South American markets typically provide for a fixed rental amount and a pass through charge for the underlying rent related to ground leases and other property interests. In South Africa, our site leases contain pass through charges related to utilities and, in Tanzania, our site leases include components related to utilities and fuel. The utility and fuel portion of our Tanzanian site leases adjust periodically in accordance with changes in diesel fuel and electricity prices. In certain markets such as Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance;

•Fuel (in those international markets that do not have an available electric grid at our tower sites); and

•Lease initial direct cost amortization.

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. In our Central American markets, Canada, and the Philippines, ground leases and other property interests provide for fixed rent escalators which typically average 2-3% annually, and in our South American markets and South Africa, ground leases adjust in accordance with an inflationary index. As of December 31, 2021, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, South Africa, and the

Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Argentina, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

	For the year ended
Segment operating profit as a percentage of	December 31,

total operating profit	2021	2020	2019

Domestic site leasing	80.7%	81.0%	80.7%
International site leasing	16.7%	17.4%	17.0%
Total site leasing	97.4%	98.4%	97.7%

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

During 2022, we expect organic site leasing revenue in both our domestic and international segments to increase over 2021 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal of certain leases as a result of this merger. We currently expect that this churn will represent an aggregate of between $140.0 million and $190.0 million of cash site leasing revenue over the next six years. The aggregate churn estimate includes both overlapping and adjacent Sprint leases.

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

Dividend. Cash dividends are an additional component of our strategy of returning value to shareholders. We do not expect our dividend to require any changes in our leverage and believe that, due to our low dividend payout ratio, we can continue to focus on building and buying quality assets and opportunistically buying back our stock. While the timing and amount of future dividends will be subject to approval by our Board of Directors, we believe that our future cash flow generation will permit us to grow our cash dividend in the future.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2021, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years to 10 years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 91% of our total revenue for the year ended December 31, 2021.

Site development revenues

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

The site development segment represents approximately 9% of our total revenues for the year ended December 31, 2021. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance for the years ended December 31, 2021 and 2020 was $102.0 million and $74.1 million, respectively, of which $24.6 and $14.3 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

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

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. On July 7, 2021, we amended our Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to “Debt Instruments and Debt Service Requirements” below for further discussion of the Credit Facility. As of December 31, 2021, we have not modified any other contracts as a result of reference rate reform and are evaluating the impact this standard may have on our consolidated financial statements.

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

Year Ended 2021 Compared to Year Ended 2020

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,681,372	$1,558,311	$—	$123,061	7.9%
International site leasing	422,715	396,161	(8,016)	34,570	8.7%
Site development	204,747	128,666	—	76,081	59.1%
Total	$2,308,834	$2,083,138	$(8,016)	$233,712	11.2%
Cost of Revenues
Domestic site leasing	$258,612	$256,673	$—	$1,939	0.8%
International site leasing	127,779	117,105	(2,766)	13,440	11.5%
Site development	159,093	102,750	—	56,343	54.8%
Total	$545,484	$476,528	$(2,766)	$71,722	15.1%
Operating Profit
Domestic site leasing	$1,422,760	$1,301,638	$—	$121,122	9.3%
International site leasing	294,936	279,056	(5,250)	21,130	7.6%
Site development	45,654	25,916	—	19,738	76.2%

Revenues

Domestic site leasing revenues increased $123.1 million for the year ended December 31, 2021, as compared to the prior year, primarily due to (1) revenues from 961 towers acquired (including wireless tenant licenses on 713 utility transmission structures from the PG&E transaction) and 21 towers built since January 1, 2020 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $26.6 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $34.6 million. These changes were primarily due to (1) revenues from 263 towers acquired and 623 towers built since January 1, 2020 and (2) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 11.1% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $76.1 million for the year ended December 31, 2021, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $121.1 million for the year ended December 31, 2021, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $15.9 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $21.1 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2020 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $19.7 million for the year ended December 31, 2021, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH Wireless.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$115,458	$102,889	$—	$12,569	12.2%
International site leasing	37,768	34,905	(271)	3,134	9.0%
Total site leasing	$153,226	$137,794	$(271)	$15,703	11.4%
Site development	20,636	17,663	—	2,973	16.8%
Other	46,167	38,810	—	7,357	19.0%
Total	$220,029	$194,267	$(271)	$26,033	13.4%

Selling, general, and administrative expenses increased $25.8 million, on an actual and constant currency basis, for the year ended December 31, 2021, as compared to the prior year. These changes were primarily as a result of increases in noncash compensation, personnel, and other support related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$14,452	$10,331	$—	$4,121	39.9%
International site leasing	13,169	6,251	(161)	7,079	113.2%
Total	$27,621	$16,582	$(161)	$11,200	67.5%

Acquisition and new business initiatives related adjustments and expenses increased $11.0 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $11.2 million. These changes were primarily as a result of an increase in third party acquisition and integration costs as well as incremental costs incurred in support of new business initiatives as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$20,135	$28,887	$—	$(8,752)	(30.3%)
International site leasing	12,763	11,210	(81)	1,634	14.6%
Total site leasing	$32,898	$40,097	$(81)	$(7,118)	(17.8%)
Other	146	—	—	146	—%
Total	$33,044	$40,097	$(81)	$(6,972)	(17.4%)

Asset impairment and decommission costs decreased $7.1 million, on an actual and constant currency basis, for the year ended December 31, 2021, as compared to the prior year. These changes were primarily as a result of a decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, as well as a decrease in costs related to sites decommissioned in the year ended December 31, 2021 compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$514,234	$539,399	$—	$(25,165)	(4.7%)
International site leasing	177,059	174,073	(4,443)	7,429	4.3%
Total site leasing	$691,293	$713,472	$(4,443)	$(17,736)	(2.5%)
Site development	2,295	2,356	—	(61)	(2.6%)
Other	6,573	6,142	—	431	7.0%
Total	$700,161	$721,970	$(4,443)	$(17,366)	(2.4%)

Depreciation, accretion, and amortization expense decreased $21.8 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $17.4 million. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2020.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$758,481	$620,132	$—	$138,349	22.3%
International site leasing	54,177	52,617	(294)	1,854	3.5%
Total site leasing	$812,658	$672,749	$(294)	$140,203	20.8%
Site development	22,723	5,897	—	16,826	285.3%
Other	(52,886)	(44,952)	—	(7,934)	17.6%
Total	$782,495	$633,694	$(294)	$149,095	23.5%

Domestic site leasing operating income increased $138.3 million for the year ended December 31, 2021, as compared to the prior year, primarily due to higher segment operating profit, decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $1.6 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $1.9 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, asset impairment and decommission costs, and acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased $16.8 million for the year ended December 31, 2021, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and DISH Wireless, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$3,448	$2,981	$(112)	$579	19.4%
Interest expense	(352,919)	(367,874)	27	14,928	(4.1%)
Non-cash interest expense	(47,085)	(24,870)	—	(22,215)	89.3%
Amortization of deferred financing fees	(19,589)	(20,058)	—	469	(2.3%)
Loss from extinguishment of debt, net	(39,502)	(19,463)	—	(20,039)	103.0%
Other expense, net	(74,284)	(222,159)	153,172	(5,297)	293.8%
Total	$(529,931)	$(651,443)	$153,087	$(31,575)	7.3%

Interest expense decreased $15.0 million for the year ended December 31, 2021, as compared to the prior year. This change was primarily due to a lower weighted average interest rate due in part to the interest rate swap entered into during third quarter of 2020, partially offset by a higher average principal amount of cash interest bearing debt outstanding.

Non-cash interest expense increased $22.2 million for the year ended December 31, 2021, as compared to the prior year primarily related to amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges.

Loss from extinguishment of debt was $39.5 million for the year ended December 31, 2021 representing the payment of a $13.4 million call premium and the write-off of $10.3 million of the unamortized financing fees related to the redemption of the 2016 Senior Notes in November 2021, the payment of a $7.5 million call premium and the write-off of $4.2 million of the unamortized financing fees related to the redemption of the 2017 Senior Notes in February 2021, the write-off of $2.0 million of unamortized financing fees related to the repayment of the 2017-1C Tower Securities in May 2021, and the write-off of $2.0 million of unamortized financing fees related to the repayment of the 2013-2C Tower Securities in October 2021. Loss from extinguishment of debt was $19.5 million for the year ended December 31, 2020 representing the payment of a $9.1 million call premium and the write-off of $7.7 million of the original issuance discount and unamortized financing fees related to the redemption of the 2014 Senior Notes in February 2020, as well as the write-off of $2.6 million of unamortized financing fees related to the repayment of the 2015-1C Tower Securities and 2016-1C Tower Securities in July 2020.

Other expense, net includes a $66.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the year ended December 31, 2021, while the prior year period included a $220.4 million loss.

(Provision) Benefit for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(14,940)	$41,796	$(51,624)	$(5,112)	15.5%

Provision for income taxes increased $56.7 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, provision for income taxes increased $5.1 million. These changes were primarily due to increases in deferred foreign and state taxes.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$237,624	$24,047	$101,169	$112,408	68.0%

Net income was $237.6 million for the year ended December 31, 2021, as compared to net income of $24.0 million in the prior year period. This change was primarily due to an increase in operating income, fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, and a decrease in cash interest expense related to the interest rate swaps. This was partially offset by increases in non-cash interest expense, loss from the extinguishment of debt, and provision for income taxes.

Year Ended 2020 Compared to Year Ended 2019

For a discussion of our 2020 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 25, 2021.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2020 Senior Notes and 2021 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2021	2020	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$237,624	$24,047	$101,169	$112,408	68.0%
Non-cash straight-line leasing revenue	(30,117)	(3,475)	(106)	(26,536)	763.6%
Non-cash straight-line ground lease expense	7,766	13,955	72	(6,261)	(44.9%)
Non-cash compensation	84,402	68,890	(33)	15,545	22.6%
Loss from extinguishment of debt, net	39,502	19,463	—	20,039	103.0%
Other expense, net	74,284	222,159	(153,172)	5,297	(293.8%)
Acquisition and new business initiatives
related adjustments and expenses	27,621	16,582	(161)	11,200	67.5%
Asset impairment and decommission costs	33,044	40,097	(81)	(6,972)	(17.4%)
Interest income	(3,448)	(2,981)	112	(579)	19.4%
Interest expense (1)	419,593	412,802	(27)	6,818	1.7%
Depreciation, accretion, and amortization	700,161	721,970	(4,443)	(17,366)	(2.4%)
Provision (benefit) for income taxes (2)	15,847	(40,895)	51,624	5,118	15.1%
Adjusted EBITDA	$1,606,279	$1,492,614	$(5,046)	$118,711	8.0%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision (benefit) for taxes includes $907 and $901 of franchise taxes for the year ended 2021 and 2020, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $113.7 million for the year ended December 31, 2021, as compared to the prior year. On a constant currency basis, Adjusted EBITDA increased $118.7 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2021	2020

	(in thousands)
Cash provided by operating activities	$1,189,896	$1,126,033
Cash used in investing activities	(1,423,260)	(446,366)
Cash provided by (used in) financing activities	339,264	(469,017)
Change in cash, cash equivalents, and restricted cash	105,900	210,650
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(13,082)	(8,962)
Cash, cash equivalents, and restricted cash, beginning of year	342,808	141,120
Cash, cash equivalents, and restricted cash, end of year	$435,626	$342,808

Operating Activities

Cash provided by operating activities was $1.2 billion for the year ended December 31, 2021 as compared to $1.1 billion for the year ended December 31, 2020. The increase was primarily due to an increase in operating profit, partially offset by an increase in cash outflows associated with working capital changes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets	$(274,752)	$(181,473)
Acquisition of right-of-use assets (1)	(950,536)	—
Land buyouts and other assets (2)	(32,416)	(89,945)
Construction and related costs on new builds	(61,202)	(54,736)
Augmentation and tower upgrades	(33,103)	(38,340)
Tower maintenance	(34,541)	(29,395)
General corporate	(4,848)	(6,095)
Other investing activities	(31,862)	(46,382)
Net cash used in investing activities	$(1,423,260)	$(446,366)

(1)During the year ended December 31, 2021, we acquired the exclusive right to lease and operate 713 utility transmission structures, which included existing wireless tenant licenses from PG&E. The difference between the agreed upon purchase price of $972.0 million and the cash acquisition amount is due to working capital adjustments.

(2)Excludes $16.3 million and $12.3 million spent to extend ground lease terms for the years ended December 31, 2021 and 2020, respectively. In addition, the year ended December 31, 2020 includes amounts paid related to the acquisition of data centers.

On January 4, 2022, we closed on 1,445 sites under the previously announced deal with Airtel Tanzania for $176.1 million. Legal title was fully transferred at closing for 963 of the towers. The remaining 482 towers are pending post-closing site level documentation and due diligence and will be initially accounted for as acquired right-of-use assets until the full transfer of title for these towers is completed, which we anticipate to be in tranches through the end of the second quarter of 2023. During this period of time, we have all the economic rights and obligations related to these towers. Additionally, subsequent to the fourth quarter of 2021, we purchased or are under contract to purchase 371 communication sites for an aggregate amount of $137.1 million. We anticipate that these acquisitions will be consummated by the end of the third quarter of 2022.

For 2022, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $45.0 million to $55.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $525.0 million to $545.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2021	2020

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$(30,000)	$(110,000)
Proceeds from issuance of Senior Notes, net of fees (1)	1,485,373	1,479,484
Repayment of Senior Notes (1)	(1,870,909)	(759,143)
Proceeds from issuance of Tower Securities, net of fees (1)	2,924,005	1,335,895
Repayment of Tower Securities (1)	(1,335,000)	(1,200,000)
Termination of interest rate swap	—	(176,200)
Repurchase and retirement of common stock (2)	(582,578)	(859,335)
Payment of dividends on common stock	(253,580)	(207,689)
Proceeds from employee stock purchase/stock option plans	86,688	99,129
Payments related to taxes on net settlement of stock options and restricted stock units	(71,904)	(45,080)
Other financing activities	(12,831)	(26,078)
Net cash provided by (used in) financing activities	$339,264	$(469,017)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information, refer to Item 5. Issuer Purchases of Equity Securities.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 25, 2021.

Dividend

For the year ended December 31, 2021, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021
April 26, 2021	May 20, 2021	$0.58	$63.4 million	June 15, 2021
August 1, 2021	August 26, 2021	$0.58	$63.6 million	September 23, 2021
November 1, 2021	November 18, 2021	$0.58	$63.1 million	December 16, 2021

Dividends paid in 2021 and 2020 were ordinary taxable dividends.

Subsequent to December 31, 2021, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 27, 2022	March 10, 2022	$0.71	March 25, 2022

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2021, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2021, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. No securities were issued under this registration statement through the date of this filing.

Debt Instruments and Debt Service Requirements

Terms of the Senior Credit Agreement

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

During the year ended December 31, 2021, we borrowed $1.9 billion and repaid $2.0 billion of the outstanding balance under the Revolving Credit Facility. As of December 31, 2021, the balance outstanding under the Revolving Credit Facility was $350.0 million accruing interest at 1.516% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.15% per annum on the amount of the unused commitment. As of December 31, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2021, we borrowed an additional $210.0 million under the Revolving Credit Facility, and as of the date of this filing, $560.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2021, the 2018 Term Loan was accruing interest at 1.860% per annum. Principal payments on the 2018 Term Loan are made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date.

During the year ended December 31, 2021, we repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2021, we, through the Trust, had issued and outstanding an aggregate of $6.7 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,902 tower sites owned by the Borrowers as of December 31, 2021. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of December 31, 2021:

Security	Issue Date	Amount Outstanding	Interest Rate	Anticipated Repayment Date	Final Maturity Date
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0 million	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0 million	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1.165 billion	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0 million	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0 million	2.593%	Oct. 9, 2031	Oct. 10, 2056

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the 2018-1C Tower Securities, 2019-1C Tower Securities, 2020-1C Tower Securities, 2021-1C Tower Securities, and 2021-2C Tower Securities) or eighteen months (in the case of the components corresponding to the 2014-2C Tower Securities, 2020-2C Tower Securities, and 2021-3C Tower Securities) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

Risk Retention Tower Securities

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased (1) $33.7 million of Secured Tower Revenue Securities Series 2018-1R (the “2018-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.949% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2018-1C Tower Securities, (2) $61.4 million of Secured Tower Revenue Securities Series 2019-1R (the “2019-1R Tower Securities”) issued by the Trust with a fixed interest rate of 4.213% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2019-1C Tower Securities, (3) $71.1 million of Secured Tower Revenue Securities Series 2020-2R (the “2020-2R Tower Securities”) issued by the Trust with a fixed interest rate of 4.336% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2020-2C Tower Securities, (4) $61.4 million of Secured Tower Revenue Securities Series 2021-1R (the “2021-1R Tower Securities”) issued by the Trust with a fixed interest rate of 3.625% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2021-1C Tower Securities, and (5) $94.3 million of Secured Tower Revenue Securities Series 2021-3R (the “2021-3R Tower Securities”) issued by the Trust with a fixed interest rate of 4.090% per annum, payable monthly, and with the same anticipated repayment date and final maturity date as the 2021-3C Tower Securities. Principal and interest payments made on the 2018-1R Tower Securities, 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, and 2021-3R Tower Securities eliminate in consolidation.

Debt Covenants

As of December 31, 2021, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of December 31, 2021:

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

Debt Service

As of December 31, 2021, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended December 31, 2022 based on the amounts outstanding as of December 31, 2021 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility	$7,031
2018 Term Loan (1)	67,349
2014-2C Tower Securities	24,185
2018-1C Tower Securities	22,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$347,385

(1)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America, South Africa, the Philippines, and Tanzania which have inflationary index based rent escalators.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations, fair values, and interest payments associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$350,000	$—	$350,000	$350,000
2018 Term Loan	24,000	24,000	24,000	2,244,000	—	—	2,316,000	2,289,945
2014-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	641,793
2018-1C Tower Securities (1)	—	640,000	—	—	—	—	640,000	650,163
2019-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,174,728
2020-1C Tower Securities (1)	—	—	—	—	750,000	—	750,000	746,498
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	605,268
2021-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,144,846
2021-2C Tower Securities (1)	—	—	—	—	—	895,000	895,000	883,213
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	902,446
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,550,790
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,446,975
Total debt obligation	$24,000	$664,000	$644,000	$3,409,000	$2,265,000	$5,390,000	$12,396,000	$12,386,665

Interest payments (2)	$323,385	$305,322	$296,008	$213,448	$180,432	$236,391	$1,554,986

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(2)Represents interest payments based on the 2014-2C Tower Securities interest rate of 3.869%, the 2018-1C Tower Securities interest rate of 3.448%, the 2019-1C Tower Securities interest rate of 2.836%, the 2020-1C Tower Securities interest rate of 1.884%, the 2020-2C Tower Securities interest rate of 2.328%, the 2021-1C Tower Securities interest rate of 1.631%, the 2021-2C Tower Securities interest rate of 1.840%, the 2021-3C Tower Securities interest rate of 2.593%, the 2018 Term Loan at an average interest rate of 1.872% (which includes the impact of interest rate swaps) as of December 31, 2021, the Revolving Credit Facility at an average interest rate of 1.516% as of December 31, 2021, the 2020 Senior Notes interest rate of 3.875%, and the 2021 Senior Notes interest rate of 3.875%.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase. On July 7, 2021, we amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2021, approximately 13.5% of our revenues and approximately 17.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2021. As of December 31, 2021, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 0.9% and 0.5%, respectively, for the year ended December 31, 2021.

As of December 31, 2021, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2021 would have resulted in approximately $77.8 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2021.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, the demand for our towers, the future capital investments of our customers (including with respect to the roll-out of 5G), future spectrum auctions, the trends developing in our industry, and competitive factors;

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

•our expectations regarding churn rates, including with respect to legacy Sprint leases and Oi leases;

•our belief that DISH Wireless will become a nationwide carrier, and its expectations regarding the capital expenditures necessary to deploy its network;

•our expectations regarding the timing for closing of pending acquisitions;

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

•our expectations regarding our debt service in 2022 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

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

•the ability of DISH Wireless to become and compete as a nationwide carrier;

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

•the health of the South African and Tanzanian economies and wireless communications market, and the willingness of carriers to invest in their networks in that market;

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

•the extent and duration of the impact of the COVID-19 pandemic on the global economy, on our business and results of operations, and on foreign currency exchange rates;

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

Financial statements and supplementary data are on pages F-1 through F-44.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

March 1, 2022

ITEM 9B. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

On October 1, 2021, we entered into an amendment (the “Amendment”) to the Employment Agreement with Jeffrey A. Stoops, our President and Chief Executive Officer, dated August 3, 2020. The Amendment modified the Employment Agreement to, among other things, provide that the severance payment in connection with a termination of employment for cause or resignation for good reason of an amount equal to the “applicable multiple” (as defined in the Employment Agreement) multiplied by the sum of Mr. Stoops’ (i) base salary for the year in which the termination or resignation occurs, (ii) “reference bonus” (as defined in the Employment Agreement) and (iii) “reference benefits value” (as defined in the Employment Agreement), which was provided for in the Employment Agreement, will only be payable to the extent Mr. Stoops is not “retirement eligible” as defined in our equity plan retirement policy (or if he is retirement eligible and such termination or resignation occurs after a change of control or within six months of a change of control). If at the time of such termination or resignation (a) Mr. Stoops is retirement eligible and (b) a change of control has not occurred, then Mr. Stoops would not receive this severance amount and would instead be eligible to receive the entitlements provided under our equity plan retirement policy. In addition, the Amendment modified the Employment Agreement to provide that, if Mr. Stoops’ employment is terminated due to death or disability, he would be entitled to the pro rata portion of the minimum annual bonus target for the period of service in the year in which the termination occurs. All other material terms of the Employment Agreement with Mr. Stoops remained the same.

Also on October 1, 2021, we entered into amended and restated employment agreements with each of Brendan Cavanagh, Executive Vice President and Chief Financial Officer, Thomas P. Hunt, Executive Vice President, General Counsel and Chief Administrative Officer, and Kurt L. Bagwell, Executive Vice President and President of International. The prior employment agreements with each of Messrs. Cavanagh, Hunt and Bagwell were set to expire by their terms on December 31, 2021. The amended and restated employment agreements for Messrs. Cavanagh, Hunt, and Bagwell expire on December 31, 2024 and provide for each to continue to serve in their present positions. The amended and restated employment agreements also modified the prior employment agreements to, among other things, provide that the severance payment in connection with a termination of employment for cause or resignation for good reason of an amount equal to the “applicable multiple” (as defined in the amended and restated employment agreements) multiplied by the sum of such officer’s (i) base salary for the year in which the termination or resignation occurs and (ii) the minimum annual bonus target, which was provided for in the prior employment agreements, will only be payable to the extent such officer is not “retirement eligible” as defined in our equity plan retirement policy (or if he is retirement eligible and such termination or resignation occurs after a change of control or within six months of a change of control). If at the time of such termination or resignation (a) such officer is retirement eligible and (b) a change of control has not occurred, then such officer would not receive this severance amount and would instead be eligible to receive the entitlements provided under our equity plan retirement policy. All other material terms of the employment agreements remained the same.

The Amendment with Mr. Stoops and the amended and restated employment agreements with Messrs. Cavanagh, Hunt and Bagwell are filed with this annual report as Exhibits 10.35J, 10.85F, 10.58G and 10.57G, respectively.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed on or before April 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed on or before April 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed on or before April 30, 2022.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2021:

Equity Compensation Plan Information
As of December 31, 2021
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	2,183	(1)	$137.22	—
2020 Plan	257	(2)	—	2,776
Equity compensation plans not approved by
security holders	—			—
Total	2,440		$122.78	2,776

(1)Included in the number of securities in column (a) is 140,992 restricted stock units and 143,072 performance-based restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $157.76.

(2)Included in the number of securities in column (a) is 102,262 restricted stock units and 154,528 performance-based restricted stock units, which have no exercise price. There were no other outstanding options, warrants, or rights under the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed on or before April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed on or before April 30, 2022.

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

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross		Accumulated				Life on Which
					Cost	Amount		Depreciation/				Depreciation
					Capitalized	Carried		Amortization				in Latest
				Initial	Subsequent	at Close		at Close				Income
				Cost to	to	of Current		of Current		Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period		Period		Construction	Acquired	Computed

(in thousands)
34,177 sites	(1)	$9,396,000	(2)	(3)	(3)	$7,068,208	(4)(5)	$(3,644,238)	(5)	Various	Various	Up to 70 years	(5)

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2021, certain assets secure debt of $9.4 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

(5)Amounts include the acquisition of the exclusive right to lease and operate 713 utility transmission structures, which included existing wireless tenant licenses from PG&E.

	2021	2020	2019

	(in thousands)
Gross amount at beginning	$5,963,048	$5,833,338	$5,561,005
Additions during period:
Acquisitions (1)	995,063	80,582	111,734
Construction and related costs on new builds	45,802	40,493	48,975
Augmentation and tower upgrades	32,953	36,211	63,998
Land buyouts and other assets	24,944	28,918	39,298
Tower maintenance	34,611	28,426	28,960
Other (2)	20,052	19,142	—
Total additions	1,153,425	233,772	292,965
Deductions during period:
Cost of real estate sold or disposed	(192)	—	(856)
Impairment	(15,552)	(17,064)	(9,587)
Other (3)	(32,521)	(86,998)	(10,189)
Total deductions	(48,265)	(104,062)	(20,632)
Balance at end	$7,068,208	$5,963,048	$5,833,338

(1)Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations. In addition, amounts as of December 31, 2021 include the acquisition of the exclusive right to lease and operate 713 utility transmission structures, which included existing wireless tenant licenses from PG&E.

(2)Represents changes to the Company’s asset retirement obligations.

(3)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2021	2020	2019

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(3,383,370)	$(3,133,061)	$(2,868,507)
Additions during period:
Depreciation (1)	(273,655)	(275,947)	(269,606)
Other (2)	(91)	(38)	(83)
Total additions	(273,746)	(275,985)	(269,689)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	3,638	4,244	2,887
Other (2)	9,240	21,432	2,248
Total deductions	12,878	25,676	5,135
Balance at end	$(3,644,238)	$(3,383,370)	$(3,133,061)

(1)Amounts as of December 31, 2021 include accumulated depreciation related to the acquisition of the exclusive right to lease and operate 713 utility transmission structures, which included existing wireless tenant licenses from PG&E.

(2)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

(3) Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Period Covered or Date of Filing
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17
4.1	Description of Capital Stock	8-K	01/17/17
4.30	Indenture dated as of February 4, 2020, between SBA Communications Corporation and U.S. Bank National Association	8-K	02/07/20
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

		8-K	01/29/21
10.4	Purchase Agreement, dated April 29, 2021, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	05/03/21
10.5	Purchase Agreement, dated October 8, 2021, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	10/13/21
10.7B

2018 Refinancing Amendment, dated as of April 11, 2018, among SBA Senior Finance II LLC, as borrower, the banks and other financial institutions or entities party hereto as refinancing revolving lenders, continuing term lenders, additional term lenders or incremental amended term lenders and Toronto Dominion (Texas) LLC, as administrative agent and issuing lender.

		8-K	04/11/18
10.7C

2021 Refinancing Amendment, dated as of July 7, 2021, among SBA Senior Finance II LLC, as borrower, the banks and other financial institutions or entities party hereto as refinancing revolving lenders, continuing term lenders, additional term lenders or incremental amended term lenders and Toronto Dominion (Texas) LLC, as administrative agent and issuing lender.

		8-K	07/09/21
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
10.12G

Seventh Loan and Security Agreement Supplement, dated as of May 14, 2021, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee

		8-K	05/18/21
10.12H

Eighth Loan and Security Agreement Supplement, dated as of September 10, 2021, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee

10.12I

Ninth Loan and Security Agreement Supplement, dated as of October 27, 2021, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee

		8-K	10/29/21
10.35I	Employment Agreement, dated August 3, 2020, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-Q	Quarter ended September 30, 2020
10.35J	Amendment to Employment Agreement, dated December 22, 2021, between SBA Communications Corporation and Jeffrey A. Stoops.†
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.50A

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2016
10.57G	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Kurt Bagwell.†
10.58G	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Thomas P. Hunt.†
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008

10.85F	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Brendan T. Cavanagh.†
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.90	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-Q	Quarter ended June 30, 2020
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
10.96	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	10-Q	Quarter ended March 31, 2020
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	March 1, 2022
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	March 1, 2022
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	March 1, 2022
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	March 1, 2022
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Mary S. Chan	Director	March 1, 2022
Mary S. Chan

/s/ Duncan H. Cocroft	Director	March 1, 2022
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	March 1, 2022
George R. Krouse Jr.

/s/ Jack Langer	Director	March 1, 2022
Jack Langer

/s/ Kevin L. Beebe	Director	March 1, 2022
Kevin L. Beebe

/s/ Fidelma Russo	Director	March 1, 2022
Fidelma Russo

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Accounting for Ground Leases
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments. As of December 31, 2021, the Company had $2.3 billion of operating lease right-of-use assets, net, $236.8 million of current operating lease liabilities, and $2.0 billion of long-term lease liabilities. For the period ended December 31, 2021, the total operating lease right-of-use assets obtained for new operating lease liabilities were $33.3 million and adjustments associated with lease modifications and reassessments were $36.8 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The process to estimate the Company’s IBR includes the use of unobservable inputs and considers the public credit rating of the Company, observable debt yields of the Company and the related debt’s seniority, adjustments for leases denominated in different currencies, and the remaining lease term. The Company’s ground lease liabilities require reassessment of the lease terms or lease payments as a result of contract modifications, addition of significant leasehold improvements which impact the assessment of optional renewals that are reasonably certain of being exercised, or the exercise of renewal options by tenants, which differ from prior expectations. The IBR is computed on a lease-by-lease basis upon each of these reassessments.

Auditing the Company’s accounting for ground leases was complex and involved a high degree of subjective auditor judgment because of the significant judgment exercised by the Company to account for ground leases. The IBR is estimated using the unobservable inputs discussed above related to the collateral and term of the leased assets, and the related lease liability is sensitive to changes in the Company's IBR. The determination of the lease term requires evaluating renewal options in making the determination of the period for which the Company is reasonably certain to remain on the site. The frequency with which leases must be reassessed adds to the complexity associated with auditing the ground lease related balances.

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

Boca Raton, Florida

March 1, 2022

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$367,278	$308,560
Restricted cash	65,561	31,671
Accounts receivable, net	101,950	74,088
Costs and estimated earnings in excess of billings on uncompleted contracts	48,844	34,796
Prepaid expenses and other current assets	30,813	23,875
Total current assets	614,446	472,990
Property and equipment, net	2,575,487	2,677,326
Intangible assets, net	2,803,247	3,156,150
Operating lease right-of-use assets, net	2,268,470	2,369,358
Acquired and other right-of-use assets, net	964,405	4,202
Other assets	575,644	477,992
Total assets	$9,801,699	$9,158,018
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$34,066	$109,969
Accrued expenses	68,070	63,031
Current maturities of long-term debt	24,000	24,000
Deferred revenue	184,380	113,117
Accrued interest	49,096	54,350
Current lease liabilities	238,497	236,037
Other current liabilities	18,222	14,297
Total current liabilities	616,331	614,801
Long-term liabilities:
Long-term debt, net	12,278,694	11,071,796
Long-term lease liabilities	1,981,353	2,094,363
Other long-term liabilities	191,475	186,246
Total long-term liabilities	14,451,522	13,352,405
Redeemable noncontrolling interests	17,250	15,194
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 108,956 shares and
109,819 shares issued and outstanding at December 31, 2021 and December 31, 2020,
respectively	1,089	1,098
Additional paid-in capital	2,681,347	2,586,130
Accumulated deficit	(7,203,531)	(6,604,028)
Accumulated other comprehensive loss, net	(762,309)	(807,582)
Total shareholders' deficit	(5,283,404)	(4,824,382)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,801,699	$9,158,018

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2021	2020	2019
Revenues:
Site leasing	$2,104,087	$1,954,472	$1,860,858
Site development	204,747	128,666	153,787
Total revenues	2,308,834	2,083,138	2,014,645
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	386,391	373,778	373,951
Cost of site development	159,093	102,750	119,080
Selling, general, and administrative expenses	220,029	194,267	192,717
Acquisition and new business initiatives related
adjustments and expenses	27,621	16,582	15,228
Asset impairment and decommission costs	33,044	40,097	33,103
Depreciation, accretion, and amortization	700,161	721,970	697,078
Total operating expenses	1,526,339	1,449,444	1,431,157
Operating income	782,495	633,694	583,488
Other income (expense):
Interest income	3,448	2,981	5,500
Interest expense	(352,919)	(367,874)	(390,036)
Non-cash interest expense	(47,085)	(24,870)	(3,193)
Amortization of deferred financing fees	(19,589)	(20,058)	(22,466)
Loss from extinguishment of debt, net	(39,502)	(19,463)	(457)
Other (expense) income, net	(74,284)	(222,159)	14,053
Total other expense, net	(529,931)	(651,443)	(396,599)
Income (loss) before income taxes	252,564	(17,749)	186,889
(Provision) benefit for income taxes	(14,940)	41,796	(39,605)
Net income	237,624	24,047	147,284
Net loss (income) attributable to noncontrolling interests	—	57	(293)
Net income attributable to SBA Communications
Corporation	$237,624	$24,104	$146,991
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.17	$0.22	$1.30
Diluted	$2.14	$0.21	$1.28
Weighted average number of common shares
Basic	109,328	111,532	112,809
Diluted	111,177	113,465	114,693

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2021	2020	2019

Net income	$237,624	$24,047	$147,284
Adjustments related to interest rate swaps	93,087	(98,771)	(42,131)
Foreign currency translation adjustments	(47,814)	(140,098)	(14,729)
Comprehensive income (loss)	282,897	(214,822)	90,424
Comprehensive loss (income) attributable to noncontrolling interests	—	109	(753)
Comprehensive income (loss) attributable to SBA
Communications Corporation	$282,897	$(214,713)	$89,671

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2018	112,433	$1,124	$2,270,326	$(5,136,368)	$(511,905)	$(3,376,823)
Net income attributable to SBA
Communications Corporation	—	—	—	146,991	—	146,991
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,347	13	116,189	—	—	116,202
Non-cash stock compensation	—	—	74,270	—	—	74,270
Common stock issued in connection with
acquisitions	10	—	1,680	—	—	1,680
Adjustments related to interest rate swaps	—	—	—	—	(42,131)	(42,131)
Repurchase and retirement of common stock	(2,015)	(19)	—	(466,963)	—	(466,982)
Foreign currency translation adjustments
attributable to SBA Communications Corporation	—	—	—	—	(14,729)	(14,729)
Impact of adoption of ASU 2016-02
related to leases	—	—	—	(20,968)	—	(20,968)
Dividends on common stock	—	—	—	(83,387)	—	(83,387)
Adjustment to fair value related to
noncontrolling interests	—	—	(1,130)	—	—	(1,130)
BALANCE, December 31, 2019	111,775	1,118	2,461,335	(5,560,695)	(568,765)	(3,667,007)
Net income attributable to SBA
Communications Corporation	—	—	—	24,104	—	24,104
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,113	11	53,683	—	—	53,694
Non-cash stock compensation	—	—	70,363	—	—	70,363
Adjustments related to interest rate swaps	—	—	—	—	(98,771)	(98,771)
Repurchase and retirement of common stock	(3,069)	(31)	—	(859,304)	—	(859,335)
Foreign currency translation adjustments
attributable to SBA Communications Corporation	—	—	—	—	(140,046)	(140,046)
Dividends on common stock	—	—	—	(208,133)	—	(208,133)
Adjustment to fair value related to
noncontrolling interests	—	—	749	—	—	749
BALANCE, December 31, 2020	109,819	1,098	2,586,130	(6,604,028)	(807,582)	(4,824,382)
Net income attributable to SBA
Communications Corporation	—	—	—	237,624	—	237,624
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,017	10	14,744	—	—	14,754
Non-cash stock compensation	—	—	85,779	—	—	85,779
Adjustments related to interest rate swaps	—	—	—	—	93,087	93,087
Repurchase and retirement of common stock	(1,880)	(19)	—	(582,559)	—	(582,578)
Foreign currency translation adjustments
attributable to SBA Communications Corporation	—	—	—	—	(47,814)	(47,814)
Dividends and dividend equivalents
on common stock	—	—	—	(254,568)	—	(254,568)
Adjustment to fair value related to
noncontrolling interests	—	—	(2,806)	—	—	(2,806)
Contribution from joint venture partner
for noncontrolling interest	—	—	(2,500)	—	—	(2,500)
BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237,624	$24,047	$147,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	700,161	721,970	697,078
Non-cash asset impairment and decommission costs	31,790	39,501	32,241
Non-cash compensation expense	84,402	68,890	73,214
Loss (gain) on remeasurement of U.S. denominated intercompany loans	66,285	220,354	(13,134)
Loss from extinguishment of debt, net	36,718	17,838	235
Deferred income tax (benefit) expense	(8,510)	(63,187)	15,935
Non-cash interest expense	47,085	24,870	3,193
Amortization of deferred financing fees	19,589	20,058	20,358
Other non-cash items reflected in the Statements of Operations	9,881	2,979	(1,888)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on
uncompleted contracts, net	(38,237)	38,195	(12,146)
Prepaid expenses and other assets	(28,243)	2,614	878
Operating lease right-of-use assets, net	114,321	109,935	93,665
Accounts payable and accrued expenses	(473)	13,173	(5,951)
Long-term lease liabilities	(113,292)	(100,847)	(87,544)
Other liabilities	30,795	(14,357)	6,627
Net cash provided by operating activities	1,189,896	1,126,033	970,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,257,704)	(271,418)	(773,957)
Capital expenditures	(133,694)	(128,566)	(154,236)
Purchase of investments	(1,731,111)	(1,288,705)	(638,963)
Proceeds from sale of investments	1,730,477	1,239,206	625,807
Other investing activities	(31,228)	3,117	(5,809)
Net cash used in investing activities	(1,423,260)	(446,366)	(947,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	1,935,000	895,000	755,000
Repayments under Revolving Credit Facility	(1,965,000)	(1,005,000)	(590,000)
Proceeds from issuance of Senior Notes, net of fees	1,485,373	1,479,484	—
Repayment of Senior Notes	(1,870,909)	(759,143)	—
Proceeds from issuance of Tower Securities, net of fees	2,924,005	1,335,895	1,152,458
Repayment of Tower Securities	(1,335,000)	(1,200,000)	(920,000)
Termination of interest rate swap	—	(176,200)	—
Repurchase and retirement of common stock	(582,578)	(859,335)	(466,982)
Payment of dividends on common stock	(253,580)	(207,689)	(83,387)
Proceeds from employee stock purchase/stock option plans	86,688	99,129	130,290
Payments related to taxes on net settlement of stock options and restricted stock units	(71,904)	(45,080)	(14,088)
Other financing activities	(12,831)	(26,078)	(25,605)
Net cash provided by (used in) financing activities	339,264	(469,017)	(62,314)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,082)	(8,962)	2,247
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	92,818	201,688	(37,180)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	342,808	141,120	178,300
End of year	$435,626	$342,808	$141,120

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$360,098	$351,886	$386,615
Income taxes	$25,568	$20,275	$21,598

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,315	$78,674	$175,517
Operating lease modifications and reassessments	$36,817	$(10,550)	$(52,383)
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,100	$1,087	$3,499
Common stock issued in connection with acquisitions	$—	$—	$1,680
Consolidation of an equity method investment	$—	$—	$71,990
Deferred payment on acquired assets	$—	$77,124	$—

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

As of December 31, 2021, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, Peru, South Africa, the Philippines and, effective January 4, 2022, Tanzania. Space on these towers is leased primarily to wireless service providers. As of December 31, 2021, the Company owned and operated 34,177 towers of which 17,356 are domestic and 16,821 are international, of which 9,955 are located in Brazil.

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

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments and are classified in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments consist of strategic investments in companies and are accounted for under the cost and equity method. Gross purchases and proceeds from sales of the Company’s investments are presented within Cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. During the year ended December 31, 2021 and 2020, no gain or loss was recorded related to the sale or maturity of investments.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.5 million, $0.6 million, and $0.7 million of interest cost was capitalized in 2021, 2020 and 2019, respectively.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment, and vehicles	2 - 7 years
Data Centers, buildings, and leasehold improvements	10 - 30 years

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

The Company recognized impairment charges of $33.0 million, $40.1 million, and $33.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 91% of the Company’s total revenues. For additional information on tenant leases, refer to the Leases section below.

Site development revenues

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

The site development segment represents approximately 9% of the Company’s total revenues for the year ended December 31, 2021. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance was $102.0 million and $74.1 million as of December 31, 2021 and 2020, respectively, of which $24.6 million and $14.3 million related to the site development segment as of December 31, 2021 and 2020, respectively. Refer to Note 15 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts for our site leasing and site development businesses:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$15,693	$21,202	$23,880
Provision for doubtful accounts	440	620	155
Write-offs	(1,597)	(23)	(1,455)
Recoveries (1)	(1,947)	(3,524)	(2,296)
Acquisitions	—	—	1,193
Currency translation adjustment	(454)	(2,582)	(275)
Ending balance	$12,135	$15,693	$21,202

(1)On June 20, 2016, Oi, S.A. (“Oi”), the Company’s largest customer in Brazil, filed a petition for judicial reorganization in Brazil. Since the filing, the Company has received all rental payments due in connection with obligations of Oi accruing post-petition. On January 8, 2018, Oi’s reorganization plan was approved by the Brazilian courts and Oi is expected to fully resolve all its pre-petition obligations in accordance with the terms of the plan, which includes a 10% reduction in the receivable and four annual installment payments. All of these payments have been received by the Company.

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

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2021. The REIT had taxable income during the year ended December 31, 2021 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2021 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. A portion of the deferred tax asset generated by the NOLs are reserved by a valuation allowance.

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

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2021 and 2020, the asset retirement obligation was $53.6 million and $30.9 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $44.3 million loss, a $145.6 million loss, and a $9.0 million gain, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2021, 2020, and 2019, respectively, due to changes in foreign exchange rates. During the year ended December 31, 2021, the Company repaid $149.9 million of the intercompany loans. As of December 31, 2021 and 2020, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $872.9 million and $909.8 million, respectively.

Acquisitions

Under ASU 2017-01, Clarifying the Definition of a Business, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2021, there were no material acquisitions with purchase price allocations that were preliminary.

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

The components of the right-of-use lease liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020

Current operating lease liabilities	$236,804	$234,605
Current financing lease liabilities	1,693	1,432
Current lease liabilities	$238,497	$236,037

Long-term operating lease liabilities	$1,979,239	$2,092,353
Long-term financing lease liabilities	2,114	2,010
Long-term lease liabilities	$1,981,353	$2,094,363

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

Substantially all leases provide for rent rate escalations. In the United States and our international markets, ground leases and other property interests provide for rent escalators which typically average 2-3% annually or, in certain international markets, adjust in accordance with an inflationary index. Increases or decreases in lease payments that result from subsequent changes in the index or rate are accounted for as variable lease payments.

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

Acquired right-of-use assets. During the year ended December 31, 2021, the Company acquired the exclusive right to lease and operate 713 utility transmission structures, which included existing wireless tenant licenses from PG&E for $972.0 million. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right-of-use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over 70 years (see Note 7).

In addition, on January 4, 2022, the Company closed on 1,445 sites for $176.1 million under the previously announced deal with Airtel Tanzania. Of the 1,445 sites acquired, 482 towers will be initially recorded in Acquired and other right-of-use assets, net on its Consolidated Balance Sheets until the full transfer of title for these towers is completed, which the Company anticipates to be in tranches through the end of the second quarter of 2023. During this period of time, the Company has all the economic rights and obligations related to these towers (see Note 7).

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

Lease Cost

Variable lease payments include escalations based on an inflationary index and are initially recognized using the prevailing index at the date of initial measurement or upon reassessment of the lease term. Subsequent changes in standard cost of living increases are recognized as variable lease costs. Variable lease payments also include contingent rent provisions.

The components of lease cost, lease term, and discount rate as of December 31, 2021 and 2020 are as follows:

	For the year ended
	December 31, 2021	December 31, 2020

	(in thousands)
Amortization of right-of-use assets (1)	$13,483	$1,485
Interest on finance lease liabilities	118	135
Total finance lease cost	13,601	1,620
Operating lease cost	260,690	260,619
Variable lease cost	49,176	42,654
Total lease cost	$323,467	$304,893

Weighted Average Remaining Lease Term as of 2021 and 2020:
Operating leases	14.4 years	16.1 years
Finance leases	68.9 years	2.7 years

Weighted Average Discount Rate as of 2021 and 2020:
Operating leases	5.6%	5.9%
Finance leases	2.9%	3.4%

	For the year ended
Other information:	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$242,567	$237,747
Cash flows from finance leases	$1,734	$1,485

(1)Amounts include amortization of acquired right-of-use assets.

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. Tenant leases typically contain specific rent escalators, which can be fixed or escalate in accordance with an inflationary index, including the renewal option periods.

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

Deferred Lease Costs

ASU 2016-02, defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, are deferred and amortized over the remaining lease term. Initial direct costs were approximately $2.9 million, $1.2 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense related to deferred initial direct costs was $1.4 million, $1.3 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, unamortized deferred initial direct costs were $6.3 million and $4.8 million, respectively, and are included in other assets on the Consolidated Balance Sheets.

Reference Rate Reform

ASU 2020-04 and ASU 2021-01, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2022. The ICE Benchmark Administration Limited (“IBA”) ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. On July 7, 2021, the Company amended its Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to Note 11 for further discussion of the Credit Facility. As of December 31, 2021, the Company has not modified any other contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

	For the year
	ended December 31,
	2021	2020	2019

Asset impairment (1)	$24,813	$31,552	$18,794
Write-off of carrying value of decommissioned towers	6,349	7,456	11,155
Other (including third party decommission costs)	1,882	1,089	3,154
Total asset impairment and decommission costs	$33,044	$40,097	$33,103

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $47.9 million and $57.6 million as of December 31, 2021 and 2020, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2021, 2020, and 2019.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of December 31, 2021 and 2020, the Company had $0.8 million and $0.7 million, respectively, of short-term investments. The Company purchased and sold $1.7 billion, $1.2 billion, and $0.6 billion of short-term investments for the years ended December 31, 2021, 2020, and 2019, respectively.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 2 and Note 21.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2021	December 31, 2020	December 31, 2019	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$367,278	$308,560	$108,309
Securitization escrow accounts	64,764	31,507	30,046	Restricted cash - current asset
Payment and performance bonds	797	164	197	Restricted cash - current asset
Surety bonds and workers compensation	2,787	2,577	2,568	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$435,626	$342,808	$141,120

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2021 and 2020, the Company had $42.3 million and $41.8 million in surety, payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2021 and 2020, the Company had also pledged $2.3 million as collateral related to its workers’ compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Costs incurred on uncompleted contracts	$75,967	$54,949
Estimated earnings	28,851	21,778
Billings to date	(61,628)	(43,725)
	$43,190	$33,002

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,844	$34,796
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,654)	(1,794)
	$43,190	$33,002

At December 31, 2021 and 2020, the eight largest customers comprised 98.8% and 99.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Prepaid real estate taxes	$3,331	$3,153
Prepaid taxes	11,096	8,121
Other current assets	16,386	12,601
Total prepaid expenses and other current assets	$30,813	$23,875

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Straight-line rent receivable	$348,519	$321,816
Interest rate swap asset (1)	60,324	12,123
Loan receivables	37,376	5,931
Deferred lease costs, net	6,345	4,788
Deferred tax asset - long term	51,918	53,722
Long-term investments	47,889	57,575
Other	23,273	22,037
Total other assets	$575,644	$477,992

(1)Refer to Note 21 for more information on the Company’s interest rate swaps.

7.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2021	2020	2019
Tower acquisitions (number of towers)	991	233	2,443

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Acquisitions of towers and related intangible assets (1) (2) (3)	$274,752	$181,473	$701,471
Acquisition of right-of-use assets (4)	950,536	—	—
Land buyouts and other assets (5)	32,416	89,945	72,486
Total cash acquisition capital expenditures	$1,257,704	$271,418	$773,957

(1)The year ended December 31, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(2)The year ended December 31, 2019 excludes $1.7 million of acquisitions costs funded through the issuance of 10,000 shares of Class A common stock.

(3)On August 30, 2019, the Company acquired an additional interest of a previously unconsolidated joint venture in South Africa which resulted in the consolidation of the entity, and the cash consideration is included herein. The year ended December 31, 2019 excludes $72.0 million associated with the consolidation of this entity. On December 31, 2021, the Company acquired the remaining interest from the minority interest holder in South Africa.

(4)During the year ended December 31, 2021, the Company acquired the exclusive right to lease and operate 713 utility transmission structures, which included existing wireless tenant licenses from PG&E for $972.0 million. The difference between the purchase price and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over 70 years.

(5)In addition, the Company paid $16.3 million, $12.3 million, and $15.2 million for ground lease extensions and term easements on land underlying the Company’s towers during the years ending December 31, 2021, 2020, and 2019, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the year ended December 31, 2021, in addition to the acquisition of right-of-use assets, the Company acquired 278 towers and related assets and liabilities consisting of $26.1 million of property and equipment, net, $135.8 million of intangible assets, net, $18.6 million of operating lease right-of-use assets, net, and $0.8 million of other net liabilities assumed. All acquisitions in the year ended December 31, 2021 were accounted for as asset acquisitions.

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

On January 4, 2022, the Company closed on 1,445 sites under the previously announced deal with Airtel Tanzania for $176.1 million. Legal title was fully transferred at closing for 963 of the towers. The remaining 482 towers are pending post-closing site level documentation and due diligence and will be initially accounted for as acquired right-of-use assets until the full transfer of title for these towers is completed, which the Company anticipates to be in tranches through the end of the second quarter of 2023. During this period of time, the Company has all the economic rights and obligations related to these towers. Additionally, subsequent to the fourth quarter of 2021, the Company purchased or is under contract to purchase 371 communication sites for an aggregate consideration of $137.1 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the third quarter of 2022.

The maximum potential obligation related to contingent consideration for acquisitions were $11.6 million and $35.0 million as of December 31, 2021 and 2020, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Towers and related components (1)	$5,323,803	$5,213,019
Construction-in-process (1)(2)	47,565	38,065
Furniture, equipment, and vehicles	59,939	54,610
Land, buildings, and improvements	848,051	818,272
Total property and equipment	6,279,358	6,123,966
Less: accumulated depreciation	(3,703,871)	(3,446,640)
Property and equipment, net	$2,575,487	$2,677,326

(1)Includes amounts related to our data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $271.8 million, $287.0 million, and $281.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.3 million and $6.1 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2021			As of December 31, 2020
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,890,427	$(2,749,594)	$2,140,833	$4,876,880	$(2,471,438)	$2,405,442
Network location intangibles	1,783,640	(1,121,226)	662,414	1,770,944	(1,020,236)	750,708
Intangible assets, net	$6,674,067	$(3,870,820)	$2,803,247	$6,647,824	$(3,491,674)	$3,156,150

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $411.9 million, $434.4 million, and $415.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2022	$389,663
2023	366,131
2024	337,060
2025	327,352
2026	312,279

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Salaries and benefits	$24,962	$20,958
Real estate and property taxes	8,336	9,583
Unpaid capital expenditures	7,295	6,073
Other	27,477	26,417
Total accrued expenses	$68,070	$63,031

11.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2021			December 31, 2020
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$350,000	$350,000	$350,000	$380,000	$380,000	$380,000
2018 Term Loan	Apr. 11, 2025	2,316,000	2,289,945	2,304,697	2,340,000	2,310,750	2,325,391
2013-2C Tower Securities (1)	Apr. 11, 2023	—	—	—	575,000	599,662	572,063
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	641,793	617,095	620,000	670,003	616,131
2017-1C Tower Securities (1)	Apr. 11, 2022	—	—	—	760,000	774,410	757,165
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	650,163	637,812	640,000	671,341	636,045
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,174,728	1,157,446	1,165,000	1,218,613	1,155,106
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	746,498	744,052	750,000	752,910	742,782
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	605,268	594,774	600,000	597,840	594,081
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,144,846	1,153,700	—	—	—
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	883,213	886,116	—	—	—
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	902,446	885,976	—	—	—
2016 Senior Notes	Sep. 1, 2024	—	—	—	1,100,000	1,127,500	1,088,924
2017 Senior Notes	Oct. 1, 2022	—	—	—	750,000	757,500	746,642
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,550,790	1,484,178	1,500,000	1,567,500	1,481,466
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,446,975	1,486,848	—	—	—
Total debt		$12,396,000	$12,386,665	$12,302,694	$11,180,000	$11,428,029	$11,095,796
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$12,278,694			$11,071,796

(1)The maturity date represents the anticipated repayment date for each issuance.

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2021 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2022	$24,000
2023	664,000
2024	644,000
2025	3,409,000
2026	2,265,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the year ended December 31,
	Interest	2021		2020		2019
	Rates as of	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	December 31, 2021	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.516%	$6,414	$—	$6,070	$—	$7,085	$—
2018 Term Loan (1)	1.872%	44,342	45,756	68,963	23,452	105,021	1,338
2013-2C Tower Securities	3.722%	17,027	—	21,584	—	21,584	—
2014 Tower Securities (2)	3.869%	24,185	—	24,185	—	43,055	—
2015-1C Tower Securities	3.156%	—	—	8,589	—	15,939	—
2016-1C Tower Securities	2.877%	—	—	10,972	—	20,361	—
2017-1C Tower Securities	3.168%	9,201	—	24,354	—	24,354	—
2018-1C Tower Securities	3.448%	22,281	—	22,281	—	22,281	—
2019-1C Tower Securities	2.836%	33,428	—	33,428	—	10,029	—
2020-1C Tower Securities	1.884%	14,391	—	6,675	—	—	—
2020-2C Tower Securities	2.328%	14,159	—	6,568	—	—	—
2021-1C Tower Securities	1.631%	12,255	—	—	—	—	—
2021-2C Tower Securities	1.840%	2,982	—	—	—	—	—
2021-3C Tower Securities	2.593%	4,176	—	—	—	—	—
2014 Senior Notes	4.875%	—	—	3,352	112	36,563	800
2016 Senior Notes	4.875%	44,092	990	53,625	1,109	53,625	1,055
2017 Senior Notes	4.000%	2,333	—	30,000	—	30,000	—
2020 Senior Notes	3.875%	58,125	339	46,769	197	—	—
2021 Senior Notes	3.125%	43,229	—	—	—	—	—
Capitalized interest and other		299	—	459	—	139	—
Total		$352,919	$47,085	$367,874	$24,870	$390,036	$3,193

(1)The 2018 Term Loan has a blended rate of 1.872% which includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 1.860% as of December 31, 2021. Refer to Note 21 for more information on the Company’s interest rate swap.

(2)The 2014-1C Tower Securities, which was repaid September 13, 2019, accrued interest at 2.898%. The 2014-2C Tower Securities accrue interest at 3.869%.

Terms of the Senior Credit Agreement

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

During the year ended December 31, 2021, the Company borrowed $1.9 billion and repaid $2.0 billion of the outstanding balance under the Revolving Credit Facility. As of December 31, 2021, the balance outstanding under the Revolving Credit Facility was $350.0 million accruing interest at 1.516% per annum. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.15% per annum on the amount of the unused commitment. As of December 31, 2021, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to December 31, 2021, the Company borrowed an additional $210.0 million under the Revolving Credit Facility, and as of the date of this filing, $560.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2021, the 2018 Term Loan was accruing interest at 1.860% per annum. Principal payments on the 2018 Term Loan are made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The

Company incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date.

During the year ended December 31, 2021, the Company repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2021, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2014-2C Tower Securities, 2018-1C Tower Securities, 2019-1C Tower Securities, 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2021-3C Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 9,902 tower sites owned by the Borrowers. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2018-1C, Secured Tower Revenue Securities Series 2019-1C, Secured Tower Revenue Securities Series 2020-1C, Secured Tower Revenue Securities Series 2021-1C, and Secured Tower Revenue Securities Series 2021-2C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2014-2C, Secured Tower Revenue Securities Series 2020-2C, and Secured Tower Revenue Securities Series 2021-3C)) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within twelve months (in the case of the component corresponding to the Secured Tower Revenue Securities Series 2018-1C, Secured Tower Revenue Securities Series 2019-1C, Secured Tower Revenue Securities Series 2020-1C, Secured Tower Revenue Securities Series 2021-1C, and Secured Tower Revenue Securities Series 2021-2C) or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2014-2C, Secured Tower Revenue Securities Series 2020-2C, and Secured Tower Revenue Securities Series 2021-3C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

2013-2C Tower Securities

On April 18, 2013, the Company, through a New York common law trust (the “Trust”), issued $575.0 million of Secured Tower Revenue Securities Series 2013-2C, which had an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048 (the “2013-2C Tower Securities”). The fixed interest rate of the 2013-2C Tower Securities was 3.722% per annum, payable monthly. The Company incurred financing fees of $11.0 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2013-2C Tower Securities.

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

2015-1C Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C, which had an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015-1C Tower Securities”). The fixed interest rate of the 2015-1C Tower Securities was 3.156% per annum, payable monthly. The Company incurred financing fees of $11.5 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2015-1C Tower Securities.

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

2017-1C Tower Securities

On April 17, 2017, the Company, through the Trust, issued $760.0 million of Secured Tower Revenue Securities Series 2017-1C, which had an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1C Tower Securities”). The fixed interest rate on the 2017-1C Tower Securities was 3.168% per annum, payable monthly. The Company incurred financing fees of $10.2 million in relation to this transaction, which were being amortized through the anticipated repayment date of the 2017-1C Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, LLC, a wholly owned subsidiary, purchased $40.0 million of Secured Tower Revenue Securities Series 2017-1R issued by the Trust, which had an anticipated repayment date of April 11, 2022 and a final maturity date of April 9, 2047 (the “2017-1R Tower Securities”). The fixed interest rate on the 2017-1R Tower Securities was 4.459% per annum, payable monthly. Principal and interest payments made on the 2017-1R Tower Securities eliminated in consolidation.

On May 14, 2021, the Company repaid the entire aggregate principal amount of the 2017-1C Tower Securities and the 2017-1R Tower Securities in connection with the issuance of the 2021-1C Tower Securities (as defined below). Additionally, the Company expensed $2.0 million of deferred financing fees related to the redemption of the 2017-1C Tower Securities, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2020 Tower Securities

On July 14, 2020, the Company, through the Trust, issued $750.0 million of 1.884% Secured Tower Revenue Securities Series 2020-1C which have an anticipated repayment date of January 9, 2026 and a final maturity date of July 11, 2050 (the “2020-1C Tower Securities”) and $600.0 million of 2.328% Secured Tower Revenue Securities Series 2020-2C which have an anticipated repayment date of January 11, 2028 and a final maturity date of July 9, 2052 (the “2020-2C Tower Securities”) (collectively the “2020 Tower Securities”). The aggregate $1.35 billion of 2020 Tower Securities have a blended interest rate of 2.081% and a weighted average life through the anticipated repayment date of 6.4 years. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2015-1C Tower Securities ($500.0 million) and the 2016-1C Tower Securities ($700.0 million). The remaining net proceeds of the 2020 Tower Securities were used for general corporate purposes. The Company has incurred deferred financing fees of $14.3 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2020 Tower Securities.

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

2021-1C Tower Securities

On May 14, 2021, the Company, through a New York common law trust (the “Trust”), issued $1.165 billion of Secured Tower Revenue Securities Series 2021-1C which have an anticipated repayment date of November 9, 2026 and a final maturity date of May 9, 2051 (the “2021-1C Tower Securities”). The fixed interest rate on the 2021-1C Tower Securities is 1.631% per annum, payable monthly. Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2017-1C Tower Securities ($760.0 million) and the Secured Tower Revenue Securities, Series 2017-1R ($40.0 million) and for general corporate purposes. The Company has incurred deferred financing fees of $12.7 million in relation to this transaction, which are being amortized through the anticipated repayment date of the 2021-1C Tower Securities.

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

Net proceeds from this offering were used to repay amounts outstanding on the Revolving Credit Facility and remaining proceeds were used to redeem the entire aggregate principal amount of the 2016 Senior Notes ($1.1 billion) and to pay all premiums and costs associated with such redemption. The Company has incurred deferred financing fees of $18.3 million in relation to this transaction, which are being amortized through the anticipated repayment dates of the 2021-2C Tower Securities and 2021-3C Tower Securities.

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

In connection with the issuance of the 2021-1C Tower Securities, 2021-2C Tower Securities, 2021-3C Tower Securities, Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III,

LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $3.0 billion (but increased by a net of $1.7 billion after giving effect to repayment of the loan components relating to the 2013-2C Tower Securities and 2017-1C Tower Securities) and (2) the Borrowers became jointly and severally liable for the aggregate $6.7 billion borrowed under the mortgage loan corresponding to the 2014-2C Tower Securities, 2018-1C Tower Securities, 2019-1C Tower Securities, the 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2021-3C Tower Securities. The new loans, after eliminating the risk retention securities, accrue interest at the same rate as the 2021-1C Tower Securities, 2021-2C Tower Securities, and 2021-3C Tower Securities and are subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

Debt Covenants

As of December 31, 2021, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

2016 Senior Notes

On August 15, 2016, the Company issued $1.1 billion of unsecured senior notes due September 1, 2024 (the “2016 Senior Notes”). The 2016 Senior Notes accrued interest at a rate of 4.875% per annum and were issued at 99.178% of par value. The Company incurred financing fees of $12.8 million in relation to this transaction, which were being amortized through the maturity date.

On November 8, 2021, the Company redeemed the entire $1.1 billion balance of the 2016 Senior Notes with proceeds from the 2021-2C Tower Securities and 2021-3C Tower Securities. In addition, the Company paid a $13.4 million call premium and expensed $10.3 million for the write-off of the original issue discount and financing fees related to the redemption of the 2016 Senior Notes, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

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

2021 Senior Notes

On January 29, 2021, the Company issued $1.5 billion of unsecured senior notes due February 1, 2029 at par value (the “2021 Senior Notes”). The 2021 Senior Notes accrue interest at a rate of 3.125% per annum. Interest on the 2021 Senior Notes is due semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The Company incurred financing fees of $14.6 million in relation to this transaction, which are being amortized through the maturity date. Net proceeds from this offering were used to redeem the entire $750.0 million outstanding principal amount of the 2017 Senior Notes, repay the amounts outstanding under the Revolving Credit Facility, and for general corporate purposes.

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

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2021 and 2020, the Company did not issue any shares of Class A common stock under this registration statement. As of December 31, 2021, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 26, 2021, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities using its automatic shelf registration statement on Form S-3ASR. For the years ended December 31, 2021 and 2020, the Company did not issue any securities under this automatic shelf registration statement.

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

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on November 2, 2020, which had a remaining authorization of $125.1 million. As of the date of this filing, the Company had $586.4 million authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the year
	ended December 31,
	2021	2020	2019

Total number of shares purchased (in millions) (1)	1.9	3.1	2.0
Average price paid per share (1)	$309.79	$280.17	$231.87
Total price paid (in millions) (1)	$582.5	$856.0	$470.3

Subsequent to December 31, 2021, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	1.0
Average price paid per share (1)	$334.40
Total price paid (in millions) (1)	$350.0

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2021, $654.7 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets that meet the Company’s return criteria, and then stock repurchases when the Company believes its stock price is below its intrinsic value. The actual amount, timing and frequency of future dividends, will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

As of December 31, 2021, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 19, 2021	March 10, 2021	$0.58	$63.4 million	March 26, 2021
April 26, 2021	May 20, 2021	$0.58	$63.4 million	June 15, 2021
August 1, 2021	August 26, 2021	$0.58	$63.6 million	September 23, 2021
November 1, 2021	November 18, 2021	$0.58	$63.1 million	December 16, 2021

Dividends paid in 2021 and 2020 were ordinary taxable dividends.

Subsequent to December 31, 2021, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 27, 2022	March 10, 2022	$0.71	March 25, 2022

13.STOCK-BASED COMPENSATION

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 2.8 million shares remain available for future issuance as of December 31, 2021), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

	For the year ended December 31,
	2020	2019
Risk free interest rate	1.66%	1.37% - 2.47%
Dividend yield	1.3%	1.3%
Expected volatility	20.4%	20.4%
Expected lives	4.6 years	4.6 years

There were no options granted during the year ended December 31, 2021.

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2021, 2020 and 2019 as follows (dollars and shares in thousands, except for per share data):

		Weighted	Weighted Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2018	4,816	$114.48
Granted	1,068	$183.42
Exercised	(1,315)	$103.47
Forfeited/canceled	(62)	$140.85
Outstanding at December 31, 2019	4,507	$133.68
Granted	10	$240.99
Exercised	(1,287)	$110.59
Forfeited/canceled	(28)	$168.11
Outstanding at December 31, 2020	3,202	$143.01
Exercised	(1,290)	$120.90
Forfeited/canceled	(13)	$179.67
Outstanding at December 31, 2021	1,899	$157.76	3.3	$439,006
Exercisable at December 31, 2021	1,166	$146.40	2.9	$282,999
Unvested at December 31, 2021	733	$175.86	3.9	$156,007

The weighted average per share fair value of options granted during the years ended December 31, 2020 and 2019 was $41.09 and $33.99, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2021, 2020, and 2019 was $287.8 million, $235.0 million, and $132.8 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2021, 2020, and 2019 was approximately $80.3 million, $142.5 million, and $136.0 million, respectively. The tax benefit realized for the tax deductions from option exercises under all plans was $11.4 million, $16.9 million, and $10.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $389.02 as of December 31, 2021. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$95.01 - $115.00	145	1.2	$97.90	144	$97.90
$115.01 - $150.00	303	2.1	$116.20	303	$116.20
$150.01 - $180.00	606	3.2	$156.54	389	$156.55
$180.01 - $270.00	845	4.2	$183.77	330	$183.44
	1,899			1,166

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2020	1,502	$31.91
Vested	(756)	$30.09
Forfeited	(13)	$34.13
Unvested as of December 31, 2021	733	$33.74

As of December 31, 2021, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $5.3 million. That cost is expected to be recognized over a weighted average period of 1.1 years.

The total fair value of options vested during 2021, 2020, and 2019 was $22.7 million, $28.8 million, and $26.5 million, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2021:

	RSUs		PSUs (1)
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2020	274	$206.48	148	$376.48
Granted	107	$240.09	155	$236.72
Vested	(128)	$187.32	—	$—
Forfeited/canceled	(10)	$236.71	(5)	$340.32
Outstanding at December 31, 2021	243	$230.20	298	$304.46

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

Employee Stock Purchase Plan

In 2018, the Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which replaced the 2008 Purchase Plan and reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2021 and 2020, 25,031 shares and 25,058 shares, respectively, of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $6.4 million and $6.1 million, respectively. At December 31, 2021, 209,731 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $1.1 million, $1.1 million, and $1.0 million of non-cash compensation expense relating to the shares issued under the 2018 Purchase Plan for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Non-Cash Compensation Expense

The table below reflects a breakout by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2021, 2020, and 2019, respectively:

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenues	$2,483	$2,074	$2,034
Selling, general and administrative	81,919	66,816	71,180
Total cost of non-cash compensation included
in income before provision for income taxes	$84,402	$68,890	$73,214

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

In addition, the Company capitalized $1.4 million, $1.5 million, and $1.1 million of non-cash compensation for the years ended December 31, 2021, 2020, and 2019, respectively, to fixed assets.

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

Income (loss) before provision (benefit) for income taxes by geographic area is as follows:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Domestic	$265,636	$151,421	$133,046
Foreign	(13,072)	(169,170)	53,843
Total	$252,564	$(17,749)	$186,889

The provision (benefit) for income taxes consists of the following components:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Current provision:
State	$543	$753	$5,520
Foreign	22,907	20,638	18,150
Total current	23,450	21,391	23,670

Deferred provision (benefit) for taxes:
Federal	20	(7,552)	(3,306)
State	(2,730)	(4,684)	1,952
Foreign	(9,516)	(59,956)	13,138
Change in valuation allowance	3,716	9,005	4,151
Total deferred	(8,510)	(63,187)	15,935
Total provision (benefit) for income taxes	$14,940	$(41,796)	$39,605

A reconciliation of the provision (benefit) for income taxes at the statutory U.S. Federal tax rate (21%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Statutory federal expense	$53,039	$(3,727)	$39,247
Rate and permanent differences on non-U.S. earnings (1)	9,586	(7,531)	15,937
State and local tax expense	(1,539)	(3,707)	7,578
REIT adjustment	(56,457)	(35,539)	(28,975)
Permanent differences	6,105	(736)	18
Other	490	439	1,649
Valuation allowance	3,716	9,005	4,151
Provision (benefit) for income taxes	$14,940	$(41,796)	$39,605

(1)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating losses	$56,445	$55,657
Property, equipment, and intangible basis differences	11,601	9,813
Accrued liabilities	8,890	6,561
Non-cash compensation	11,637	20,128
Operating lease liability	221,287	232,329
Deferred revenue	4,646	2,846
Allowance for doubtful accounts	1,512	3,017
Currency translation	98,918	99,344
Other	8,479	5,808
Valuation allowance	(66,134)	(63,239)
Total deferred tax assets, net (1)	357,281	372,264

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(134,005)	(145,328)
Right-of-use asset	(211,146)	(223,366)
Straight-line rents	(19,054)	(20,809)
Deferred foreign withholding taxes	(10,313)	(9,796)
Other	(1,571)	(1,532)
Total deferred tax liabilities, net (1)	$(18,808)	$(28,567)

(1)Of these amounts, $51,918 and $70,726 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets as of December 31, 2021. As of December 31, 2020, $53,722 and $82,290 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $66.1 million and $63.2 million were being carried to offset net deferred income tax assets as of December 31, 2021 and 2020, respectively. The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $2.9 million and an increase of $8.6 million, respectively.

The Company has available at December 31, 2021, a federal NOL carry-forward of approximately $790.3 million. $748.8 million of these NOL carry-forwards will expire between 2025 and 2037, and $41.5 million have an indefinite carry-forward. As of December 31, 2021, $654.7 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2021, a foreign NOL carry-forward of $69.6 million and a net state operating tax loss carry-forward of approximately $441.6 million. These net operating tax loss carry-forwards began to expire in 2021.

The tax losses generated in tax years 2003 through 2016 remain subject to audit adjustment, and tax years 2017 and forward are open to examination by the major jurisdictions in which the Company operates.

The Company has removed the permanent reinvestment assertion as of December 31, 2021 for all foreign earnings of the Company’s foreign jurisdictions except Argentina. The Company has also removed its permanent reinvestment assertion on the investment in the Company’s Guatemala and El Salvador subsidiaries. The Company has recorded deferred foreign withholding taxes of $10.3 million at December 31, 2021. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Guatemala and El Salvador. The deferred incomes taxes related to the Guatemala and El Salvador subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in these entities that the investment is indefinitely reinvested is not practicable.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year it is incurred. There is no income inclusion for GILTI for the year ended December 31, 2021.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2021	(in thousands)
Revenues	$1,681,372	$422,715	$204,747	$—	$2,308,834
Cost of revenues (1)	258,612	127,779	159,093	—	545,484
Operating profit	1,422,760	294,936	45,654	—	1,763,350
Selling, general, and administrative expenses	115,458	37,768	20,636	46,167	220,029
Acquisition and new business initiatives
related adjustments and expenses	14,452	13,169	—	—	27,621
Asset impairment and decommission costs	20,135	12,763	—	146	33,044
Depreciation, amortization and accretion	514,234	177,059	2,295	6,573	700,161
Operating income (loss)	758,481	54,177	22,723	(52,886)	782,495
Other expense (principally interest
expense and other expense)				(529,931)	(529,931)
Income before income taxes					252,564
Cash capital expenditures (2)	1,249,075	135,591	2,563	6,269	1,393,498
For the year ended December 31, 2020
Revenues	$1,558,311	$396,161	$128,666	$—	$2,083,138
Cost of revenues (1)	256,673	117,105	102,750	—	476,528
Operating profit	1,301,638	279,056	25,916	—	1,606,610
Selling, general, and administrative expenses	102,889	34,905	17,663	38,810	194,267
Acquisition and new business initiatives
related adjustments and expenses	10,331	6,251	—	—	16,582
Asset impairment and decommission costs	28,887	11,210	—	—	40,097
Depreciation, amortization and accretion	539,399	174,073	2,356	6,142	721,970
Operating (loss) income	620,132	52,617	5,897	(44,952)	633,694
Other expense (principally interest
expense and other expense)				(651,443)	(651,443)
Loss before income taxes					(17,749)
Cash capital expenditures (2)	303,366	89,762	1,752	6,191	401,071
For the year ended December 31, 2019
Revenues	$1,487,108	$373,750	$153,787	$—	$2,014,645
Cost of revenues (1)	258,413	115,538	119,080	—	493,031
Operating profit	1,228,695	258,212	34,707	—	1,521,614
Selling, general, and administrative expenses	99,707	32,411	21,525	39,074	192,717
Acquisition and new business initiatives
related adjustments and expenses	7,933	7,295	—	—	15,228
Asset impairment and decommission costs	24,202	8,899	2	—	33,103
Depreciation, amortization and accretion	527,718	161,183	2,341	5,836	697,078
Operating income (loss)	569,135	48,424	10,839	(44,910)	583,488
Other expense (principally interest
expense and other expense)				(396,599)	(396,599)
Income before income taxes					186,889
Cash capital expenditures (2)	287,793	635,728	3,900	4,271	931,692

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (3)	Total

Assets	(in thousands)
As of December 31, 2021	$6,628,156	$2,870,503	$87,410	$215,630	$9,801,699
As of December 31, 2020	$5,893,636	$2,955,563	$61,729	$247,090	$9,158,018

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(3)Assets in Other consist primarily of general corporate assets and short-term investments.

For the years ended December 31, 2021, 2020, and 2019, site leasing revenue in Brazil was $233.5 million, $222.6 million, and $226.7 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total site leasing revenues in any of the periods presented. Total long-lived assets in Brazil were $0.9 billion and $1.0 billion as of December 31, 2021 and 2020, respectively.

16.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income attributable to SBA Communications Corporation by the weighted average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to SBA Communications Corporation by the weighted average number of shares of Common Stock outstanding adjusted for any dilutive Common Stock equivalents, including unvested RSUs, PSUs, and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share data):

	For the year ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to SBA
Communications Corporation	$237,624	$24,104	$146,991
Denominator:
Basic weighted average shares outstanding	109,328	111,532	112,809
Dilutive impact of stock options, RSUs, and PSUs	1,849	1,933	1,884
Diluted weighted average shares outstanding	111,177	113,465	114,693
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.17	$0.22	$1.30
Diluted	$2.14	$0.21	$1.28

For the years ended December 31, 2021, 2020, and 2019, the diluted weighted average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2021 are as follows (in thousands):

	Finance Leases	Operating Leases
2022	$1,792	$244,494
2023	1,356	245,974
2024	614	246,435
2025	216	246,246
2026	—	245,191
Thereafter	—	2,261,587
Total minimum lease payments	3,978	3,489,927
Less: amount representing interest	(171)	(1,273,884)
Present value of future payments	3,807	2,216,043
Less: current obligations	(1,693)	(236,804)
Long-term obligations	$2,114	$1,979,239

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2021 is as follows:

(in thousands)
2022	$1,851,326
2023	1,728,749
2024	1,568,090
2025	1,299,802
2026	966,301
Thereafter	2,392,701
Total	$9,806,969

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2021	2020	2019

T-Mobile (1)	36.2%	34.5%	35.1%
AT&T Wireless	22.2%	24.1%	23.8%
Verizon Wireless	14.7%	14.1%	14.0%

(1)Amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2021	2020	2019

T-Mobile (1)	40.2%	40.5%	40.6%
AT&T Wireless	30.5%	32.2%	32.1%
Verizon Wireless	19.8%	18.5%	18.6%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2021	2020	2019

Oi S.A.	28.3%	28.7%	31.3%
Telefonica	16.3%	18.1%	26.9%
Claro	13.7%	14.5%	11.6%

(1)Amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

	For the year ended December 31,
Percentage of Site Development Revenue	2021	2020	2019

T-Mobile (1)	78.2%	66.8%	67.5%

(1)Amounts have been adjusted to reflect the merger of T-Mobile and Sprint on April 1, 2020.

Five customers comprised 65.5% and 63.8% of total gross accounts receivable at December 31, 2021 and December 31, 2020, respectively.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.9 million, $2.7 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

20.REDEEMABLE NONCONTROLLING INTERESTS

As a result of its acquisition of additional interests of a previously unconsolidated joint venture in South Africa which operated under the name Atlas Tower South Africa (“Atlas SA”), the Company has consolidated the results of the entity into its financial statements since August 2019. In connection with the acquisition of the additional interest in Atlas SA, the parties agreed to both a put option exercisable by the noncontrolling interest holder and a call option exercisable by the Company for the remaining minority interest based on a formulaic approach. On December 31, 2021, the Company remitted to the seller closing consideration for the remaining interest in the joint venture.

In June 2021, the Company entered into a joint venture agreement with a non-affiliated partner for the purpose of acquiring towers in Tanzania from Airtel Tanzania PLC which closed on January 4, 2022 (see Note 7). Effective June 2021, the Company consolidated the results of the joint venture into its financial statements. The agreement contains both a put option exercisable by the noncontrolling interest holder and a call option exercisable by the Company for the remaining minority interest based on a formulaic approach. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Consolidated Balance Sheets. As of December 31, 2021, the fair market value of the noncontrolling interest was $17.3 million.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the greater of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or

(2) the contractually-defined redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings).

The components of redeemable noncontrolling interests as of December 31, 2021 are as follows (in thousands):

	December 31,	December 31,
	2021	2020

Beginning balance	$15,194	$16,052
Net loss attributable to noncontrolling interests	—	(57)
Foreign currency translation adjustments	—	(52)
Purchase of noncontrolling interests	(18,000)	—
Contribution from joint venture partner	17,250	—
Adjustment to fair value	2,806	(749)
Ending balance	$17,250	$15,194

21.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated its existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of December 31, 2021, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of December 31, 2021 and December 31, 2020 the interest rate swap has a fair value of $60.3 million and 12.1 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate of $47.8 million and $140.9 million of accumulated derivative net losses as of December 31, 2021 and December 31, 2020, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the fiscal years ended December 31, 2021, 2020, and 2019.

	For the year ended December 31,
	2021	2020	2019

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$48,200	$(128,086)	$16,887
Amount recognized in Non-cash interest expense	$—	$(6,707)	$(878)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount recorded in Accumulated other comprehensive loss, net	$—	—	(60,462)
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$44,887	$29,315	$1,444

22.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
	(in thousands, except per share amounts)
Revenues	$595,262	$589,305	$575,528	$548,739
Operating income	197,376	211,776	199,764	173,579
Depreciation, accretion, and amortization	(169,895)	(170,916)	(175,469)	(183,881)
Net income (loss) attributable to SBA Communications Corporation	48,902	47,798	152,669	(11,745)

Net income (loss) per common share - basic	$0.45	$0.44	$1.40	$(0.11)
Net income (loss) per common share - diluted	0.44	0.43	1.37	(0.11)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
	(in thousands, except per share amounts)
Revenues	$535,905	$522,940	$507,226	$517,067
Operating income	165,100	160,337	157,054	151,203
Depreciation, accretion, and amortization	(180,383)	(180,302)	(178,706)	(182,579)
Net income attributable to SBA Communications Corporation	105,781	22,568	22,813	(127,058)

Net income per common share - basic	$0.96	$0.20	$0.20	$(1.14)
Net income per common share - diluted	0.94	0.20	0.20	(1.14)

Because net income (loss) per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.