Form 10-Q
period 2022-03-31
SBA COMMUNICATIONS CORP
filed 2022-04-29
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,829,051 shares of Class A common stock as of April 19, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$263,569	$367,278
Restricted cash	69,781	65,561
Accounts receivable, net	121,583	101,950
Costs and estimated earnings in excess of billings on uncompleted contracts	48,028	48,844
Prepaid expenses and other current assets	36,462	30,813
Total current assets	539,423	614,446
Property and equipment, net	2,674,679	2,575,487
Intangible assets, net	2,909,789	2,803,247
Operating lease right-of-use assets, net	2,362,287	2,268,470
Acquired and other right-of-use assets, net	1,017,508	964,405
Other assets	638,414	575,644
Total assets	$10,142,100	$9,801,699
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$40,583	$34,066
Accrued expenses	80,628	68,070
Current maturities of long-term debt	662,264	24,000
Deferred revenue	195,553	184,380
Accrued interest	23,710	49,096
Current lease liabilities	254,448	238,497
Other current liabilities	21,367	18,222
Total current liabilities	1,278,553	616,331
Long-term liabilities:
Long-term debt, net	11,969,068	12,278,694
Long-term lease liabilities	2,050,790	1,981,353
Other long-term liabilities	232,799	191,475
Total long-term liabilities	14,252,657	14,451,522
Redeemable noncontrolling interests	36,037	17,250
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,806 shares and
108,956 shares issued and outstanding at March 31, 2022 and December 31, 2021,
respectively	1,078	1,089
Additional paid-in capital	2,688,835	2,681,347
Accumulated deficit	(7,523,696)	(7,203,531)
Accumulated other comprehensive loss, net	(591,364)	(762,309)
Total shareholders' deficit	(5,425,147)	(5,283,404)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,142,100	$9,801,699

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2022	2021
Revenues:
Site leasing	$559,432	$505,103
Site development	60,338	43,636
Total revenues	619,770	548,739
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	107,155	95,368
Cost of site development	45,773	34,406
Selling, general, and administrative expenses (1)	62,124	51,601
Acquisition and new business initiatives related
adjustments and expenses	5,104	5,001
Asset impairment and decommission costs	8,512	4,903
Depreciation, accretion, and amortization	174,323	183,881
Total operating expenses	402,991	375,160
Operating income	216,779	173,579
Other income (expense):
Interest income	2,502	632
Interest expense	(82,252)	(90,095)
Non-cash interest expense	(11,526)	(11,804)
Amortization of deferred financing fees	(4,881)	(4,891)
Loss from extinguishment of debt, net	—	(11,652)
Other income (expense), net	108,161	(88,436)
Total other income (expense), net	12,004	(206,246)
Income (loss) before income taxes	228,783	(32,667)
(Provision) benefit for income taxes	(40,477)	20,922
Net income (loss)	188,306	(11,745)
Net loss attributable to noncontrolling interests	317	—
Net income (loss) attributable to SBA Communications
Corporation	$188,623	$(11,745)
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$1.75	$(0.11)
Diluted	$1.72	$(0.11)
Weighted average number of common shares
Basic	108,086	109,469
Diluted	109,544	109,469

(1)Includes non-cash compensation expense of $24,116 and $19,584 for the three months ended March 31, 2022 and 2021, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2022	2021

Net income (loss)	$188,306	$(11,745)
Adjustments related to interest rate swaps	85,322	42,787
Foreign currency translation adjustments	85,506	(43,634)
Comprehensive income (loss)	359,134	(12,592)
Comprehensive loss attributable to noncontrolling interests	434	—
Comprehensive income (loss) attributable to SBA
Communications Corporation	$359,568	$(12,592)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	188,623	—	188,623
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	150	2	1,566	—	—	1,568
Non-cash stock compensation	—	—	25,143	—	—	25,143
Adjustments related to interest rate swaps	—	—	—	—	85,322	85,322
Repurchase and retirement of common stock	(1,300)	(13)	—	(431,654)	—	(431,667)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	85,623	85,623
Dividends and dividend equivalents
on common stock	—	—	—	(77,134)	—	(77,134)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(19,221)	—	—	(19,221)
BALANCE, March 31, 2022	107,806	$1,078	$2,688,835	$(7,523,696)	$(591,364)	$(5,425,147)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2020	109,819	$1,098	$2,586,130	$(6,604,028)	$(807,582)	$(4,824,382)
Net loss attributable to SBA
Communications Corporation	—	—	—	(11,745)	—	(11,745)
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	166	2	2,013	—	—	2,015
Non-cash stock compensation	—	—	20,812	—	—	20,812
Adjustments related to interest rate swaps	—	—	—	—	42,787	42,787
Repurchase and retirement of common stock	(654)	(7)	—	(168,916)	—	(168,923)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(43,634)	(43,634)
Dividends and dividend equivalents
on common stock	—	—	—	(63,624)	—	(63,624)
Adjustment to redemption amount related to
noncontrolling interests	—	—	1,517	—	—	1,517
BALANCE, March 31, 2021	109,331	$1,093	$2,610,472	$(6,848,313)	$(808,429)	$(5,045,177)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$188,306	$(11,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	174,323	183,881
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(109,644)	86,251
Non-cash compensation expense	24,747	20,422
Non-cash asset impairment and decommission costs	8,366	4,791
Loss from extinguishment of debt, net	—	10,652
Deferred income tax provision (benefit)	34,262	(26,837)
Other non-cash items reflected in the Statements of Operations	16,896	17,413
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(9,812)	(4,523)
Prepaid expenses and other assets	(2,201)	3,517
Operating lease right-of-use assets, net	33,682	29,865
Accounts payable and accrued expenses	(7,002)	(4,667)
Accrued interest	(25,384)	(27,347)
Long-term lease liabilities	(31,038)	(26,393)
Other liabilities	(3,019)	30,218
Net cash provided by operating activities	292,482	285,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(215,181)	(1,052,676)
Capital expenditures	(38,008)	(24,536)
Purchase of investments	(30,393)	(755,013)
Proceeds from sale of investments	30,214	755,000
Other investing activities	(2,513)	641
Net cash used in investing activities	(255,881)	(1,076,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	330,000	710,000
Repayments under Revolving Credit Facility	—	(500,000)
Proceeds from issuance of Senior Notes, net of fees	—	1,485,670
Repayment of Senior Notes	—	(757,500)
Repurchase and retirement of common stock	(431,667)	(168,923)
Payment of dividends on common stock	(76,873)	(63,412)
Proceeds from employee stock purchase/stock option plans	10,836	10,838
Payments related to taxes on stock options and restricted stock units	(9,228)	(8,823)
Other financing activities	25,182	(6,507)
Net cash (used in) provided by financing activities	(151,750)	701,343
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15,961	(10,880)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(99,188)	(100,623)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	435,626	342,808
End of period	$336,438	$242,185

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$107,594	$118,430
Income taxes	$5,696	$6,387

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,038	$11,890
Operating lease modifications and reassessments	$12,445	$6,181
Right-of-use assets obtained in exchange for new finance lease liabilities	$674	$1,033

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $72.9 million gain and a $57.0 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2022 and 2021, respectively, due to changes in foreign exchange rates. During the three months ended March 31, 2022, the Company repaid $36.5 million of the intercompany loans. As of March 31, 2022 and December 31, 2021, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $870.3 million and $872.9 million, respectively. Subsequent to March 31, 2022, the Company repaid $64.9 million of the intercompany loan.

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

	For the three months
	ended March 31,
	2022	2021

Asset impairment (1)	$7,790	$3,156
Write-off of carrying value of decommissioned towers	590	1,327
Other (including third party decommission costs)	132	420
Total asset impairment and decommission costs	$8,512	$4,903

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future discounted cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $45.6 million and $47.9 million as of March 31, 2022 and December 31, 2021, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of March 31, 2022 and December 31, 2021, the Company had $0.8 million of short-term investments. For the three months ended March 31, 2022, the Company purchased and sold $30.2 million of short-term investments. For the three months ended March 31, 2021, the Company purchased and sold $755.0 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2022	December 31, 2021	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$263,569	$367,278	Cash and cash equivalents
Securitization escrow accounts	68,983	64,764	Restricted cash - current asset
Payment and performance bonds	798	797	Restricted cash - current asset
Surety bonds and workers compensation	3,088	2,787	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$336,438	$435,626

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2022 and December 31, 2021, the Company had $42.4 million and $42.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2022 and December 31, 2021, the Company had pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Costs incurred on uncompleted contracts	$81,293	$75,967
Estimated earnings	31,476	28,851
Billings to date	(72,420)	(61,628)
	$40,349	$43,190

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,028	$48,844
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(7,679)	(5,654)
	$40,349	$43,190

At March 31, 2022 and December 31, 2021, the eight largest customers comprised 98.2% and 98.8%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Prepaid real estate taxes	$3,517	$3,331
Prepaid taxes	10,093	11,096
Other current assets	22,852	16,386
Total prepaid expenses and other current assets	$36,462	$30,813

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Straight-line rent receivable	$362,370	$348,519
Interest rate swap asset (1)	134,425	60,324
Loans receivable	40,063	37,376
Deferred lease costs, net	6,379	6,345
Deferred tax asset - long term	20,296	51,918
Long-term investments	45,617	47,889
Other	29,264	23,273
Total other assets	$638,414	$575,644

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2022	2021

Acquisitions of towers and related intangible assets (1)	$207,863	$101,630
Acquisition of right-of-use assets (2)	—	945,915
Land buyouts and other assets (3)	7,318	5,131
Total cash acquisition capital expenditures	$215,181	$1,052,676

(1)During the three months ended March 31, 2022, the Company closed on 1,445 sites under the previously announced deal with Airtel Tanzania for $176.1 million. Legal title was fully transferred at closing for 963 of the towers. The remaining 482 towers are pending post-closing site level documentation and due diligence and were initially accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which the Company anticipates to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, the Company has all the economic rights and obligations related to these towers.

(2)During the three months ended March 31, 2021, the Company acquired the exclusive right to lease and operate 697 utility transmission structures, which included existing wireless tenant licenses from PG&E for $954.0 million. The difference between the purchase price and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over 70 years.

(3)In addition, the Company paid $3.8 million and $2.8 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended March 31, 2022 and 2021, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

During the three months ended March 31, 2022, the Company acquired 1,807 towers and related assets and liabilities consisting of $74.9 million of property and equipment, net $83.2 million of intangible assets, net, $36.3 million of operating lease right-of-use assets, net, $58.3 million of acquired and other right-of-use assets, net, and $44.9 million of other net liabilities assumed. All acquisitions in the three months ended March 31, 2022 were accounted for as asset acquisitions.

Subsequent to March 31, 2022, the Company purchased, or is under contract to purchase, 358 communication sites and one data center for an aggregate consideration of $177.1 million in cash.

The maximum potential obligation related to contingent consideration for acquisitions were $11.4 million and $11.6 million as of March 31, 2022 and December 31, 2021, respectively. No such amounts are recorded on the Company’s Consolidated Balance Sheet.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Towers and related components (1)	$5,492,277	$5,323,803
Construction-in-process (2)	54,487	47,565
Furniture, equipment, and vehicles	61,981	59,939
Land, buildings, and improvements	856,639	848,051
Total property and equipment	6,465,384	6,279,358
Less: accumulated depreciation	(3,790,705)	(3,703,871)
Property and equipment, net	$2,674,679	$2,575,487

(1)Includes amounts related to our data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $68.1 million and $71.5 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, unpaid capital expenditures that are included in accounts payable and accrued expenses were $9.2 million and $7.3 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2022			As of December 31, 2021
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,113,444	$(2,881,988)	$2,231,456	$4,890,427	$(2,749,594)	$2,140,833
Network location intangibles	1,836,202	(1,157,869)	678,333	1,783,640	(1,121,226)	662,414
Intangible assets, net	$6,949,646	$(4,039,857)	$2,909,789	$6,674,067	$(3,870,820)	$2,803,247

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $100.6 million and $109.8 million for the three months ended March 31, 2022 and 2021, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Salaries and benefits	$14,421	$24,962
Real estate and property taxes	8,843	8,336
Unpaid capital expenditures	9,176	7,295
Holdbacks	18,234	957
Other	29,954	26,520
Total accrued expenses	$80,628	$68,070

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2022			December 31, 2021
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$680,000	$680,000	$680,000	$350,000	$350,000	$350,000
2018 Term Loan	Apr. 11, 2025	2,310,000	2,275,350	2,299,522	2,316,000	2,289,945	2,304,697
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	622,065	617,343	620,000	641,793	617,095
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	640,960	638,264	640,000	650,163	637,812
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,137,529	1,158,043	1,165,000	1,174,728	1,157,446
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	715,215	744,406	750,000	746,498	744,052
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	575,178	594,975	600,000	605,268	594,774
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,087,283	1,154,213	1,165,000	1,144,846	1,153,700
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	835,053	886,383	895,000	883,213	886,116
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	841,944	886,045	895,000	902,446	885,976
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,462,320	1,484,876	1,500,000	1,550,790	1,484,178
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,358,955	1,487,262	1,500,000	1,446,975	1,486,848
Total debt		$12,720,000	$12,231,852	$12,631,332	$12,396,000	$12,386,665	$12,302,694
Less: current maturities of long-term debt				(662,264)			(24,000)
Total long-term debt, net of current maturities				$11,969,068			$12,278,694

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended March 31,
	Rates as of	2022		2021
	March 31,	Cash	Non-cash	Cash	Non-cash
	2022	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	1.619%	$2,279	$—	$2,148	$—
2018 Term Loan (1)	1.926%	10,910	11,438	10,997	11,434
2013-2C Tower Securities	3.722%	—	—	5,396	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—
2017-1C Tower Securities	3.168%	—	—	6,085	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—
2021-1C Tower Securities	1.631%	4,846	—	—	—
2021-2C Tower Securities	1.840%	4,196	—	—	—
2021-3C Tower Securities	2.593%	5,873	—	—	—
2016 Senior Notes	4.875%	—	—	13,406	286
2017 Senior Notes	4.000%	—	—	2,333	—
2020 Senior Notes	3.875%	14,531	88	14,531	84
2021 Senior Notes	3.125%	11,719	—	8,073	—
Other		787	—	15	—
Total		$82,252	$11,526	$90,095	$11,804

(1)The 2018 Term Loan has a blended rate of 1.926%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 2.210% as of March 31, 2022. Refer to Note 17 for more information on the Company’s interest rate swap.

Revolving Credit Facility under the Senior Credit Agreement

During the three months ended March 31, 2022, the Company borrowed $330.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2022, there was $680.0 million outstanding under the Revolving Credit Facility accruing interest at 1.619%. In addition, SBA Senior Finance II LLC, the Company’s wholly owned subsidiary (“SBA Senior Finance II”), was required to pay a commitment fee of 0.15% per annum on the amount of the unused commitment. Subsequent to March 31, 2022, the Company received a 0.05% reduction in the applicable spread and a 0.01% reduction in the commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021. As of March 31, 2022, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2022, the Company repaid an additional $110.0 million under the Revolving Credit Facility, and as of the date of this filing, $570.0 million was outstanding.

Term Loan under the Senior Credit Agreement

During the three months ended March 31, 2022, the Company repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of March 31, 2022, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on November 2, 2020, which had a remaining authorization of $125.1 million. As of the date of this filing, the Company had $504.7 million of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months
	ended March 31,
	2022	2021

Total number of shares purchased (in millions) (1)	1.3	0.7
Average price paid per share (1)	$332.00	$258.33
Total price paid (in millions) (1)	$431.6	$168.9

(1)Amounts reflected are based on the trade date and could differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the three months ended March 31, 2022, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022

Dividends paid in 2022 were ordinary taxable dividends.

Subsequent to March 31, 2022, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 24, 2022	May 19, 2022	$0.71	June 14, 2022

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

For the three
months ended
March 31, 2022

Risk free interest rate	2.53%
Dividend yield	0.9%
Expected volatility	27%
Expected lives	4.3 years

There were no options granted during the three months ended March 31, 2021.

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2022 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2021	1,899	$157.76
Granted	10	$328.99
Exercised	(59)	$143.16
Forfeited/canceled	(1)	$174.28
Outstanding at March 31, 2022	1,849	$159.13	3.1	$341,859
Exercisable at March 31, 2022	1,572	$153.68	3.0	$299,265
Unvested at March 31, 2022	277	$190.14	4.2	$42,594

The weighted-average per share fair value of options granted during the three months ended March 31, 2022 was $82.28. The total intrinsic value for options exercised during the three months ended March 31, 2022 was $11.0 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2022:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2021	243	$230.20	298	$304.46
Granted	93	$330.78	139	$391.19
Vested	(110)	$217.29	—	$—
Forfeited/canceled	(2)	$254.31	(1)	$290.89
Outstanding at March 31, 2022	224	$278.16	436	$332.18

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $654.7 million as of December 31, 2021, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing (4)	Development	Other	Total

For the three months ended March 31, 2022	(in thousands)
Revenues	$432,986	$126,446	$60,338	$—	$619,770
Cost of revenues (1)	65,804	41,351	45,773	—	152,928
Operating profit	367,182	85,095	14,565	—	466,842
Selling, general, and administrative expenses	23,373	15,494	5,522	17,735	62,124
Acquisition and new business initiatives
related adjustments and expenses	3,599	1,505	—	—	5,104
Asset impairment and decommission costs	5,483	3,029	—	—	8,512
Depreciation, amortization and accretion	123,133	48,881	588	1,721	174,323
Operating income (loss)	211,594	16,186	8,455	(19,456)	216,779
Other expense (principally interest
expense and other expense)				12,004	12,004
Income before income taxes					228,783
Cash capital expenditures (2)	39,545	211,771	966	1,581	253,863

For the three months ended March 31, 2021
Revenues	$403,579	$101,524	$43,636	$—	$548,739
Cost of revenues (1)	65,120	30,248	34,406	—	129,774
Operating profit	338,459	71,276	9,230	—	418,965
Selling, general, and administrative expenses	28,056	7,760	5,789	9,996	51,601
Acquisition and new business initiatives
related adjustments and expenses	3,332	1,669	—	—	5,001
Asset impairment and decommission costs	3,871	1,032	—	—	4,903
Depreciation, amortization and accretion	137,054	43,121	2,082	1,624	183,881
Operating income (loss)	166,146	17,694	1,359	(11,620)	173,579
Other expense (principally interest
expense and other expense)				(206,246)	(206,246)
Loss before income taxes					(32,667)
Cash capital expenditures (2)	1,059,678	16,947	870	750	1,078,245

	Domestic Site	Int'l Site	Site
	Leasing	Leasing (4)	Development	Other (3)	Total

Assets	(in thousands)
As of March 31, 2022	$6,522,827	$3,222,276	$100,594	$296,403	$10,142,100
As of December 31, 2021	$6,628,156	$2,870,503	$87,410	$215,630	$9,801,699

(1)Excludes depreciation, amortization, and accretion.

(2)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(3)Assets in Other consist primarily of general corporate assets and short-term investments.

(4)For the three months ended March 31, 2022 and 2021, site leasing revenue in Brazil was $65.2 million and $55.4 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Total long-lived assets in Brazil were $1.0 billion and $0.9 billion as of March 31, 2022 and December 31, 2021, respectively.

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

The following table sets forth basic and diluted net income (loss) per common share attributable to common shareholders for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	For the three months
	ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to SBA
Communications Corporation	$188,623	$(11,745)
Denominator:
Basic weighted-average shares outstanding	108,086	109,469
Dilutive impact of stock options, RSUs, and PSUs	1,458	—
Diluted weighted-average shares outstanding	109,544	109,469
Net income (loss) per common share attributable to SBA
Communications Corporation:
Basic	$1.75	$(0.11)
Diluted	$1.72	$(0.11)

For the three months ended March 31, 2022, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive. For the three months ended March 31, 2021, all potential common stock equivalents, including 3.1 million shares underlying stock options outstanding, 0.3 million shares underlying RSUs outstanding, and 0.3 million shares underlying PSUs outstanding, were excluded as the effect would be anti-dilutive.

16. REDEEMABLE NONCONTROLLING INTERESTS

In June 2021, the Company entered into a joint venture agreement with a non-affiliated partner for the purpose of acquiring towers in Tanzania from Airtel Tanzania PLC which closed on January 4, 2022 (see Note 6). Effective June 2021, the Company consolidated the results of the joint venture into its financial statements. The agreement contains both a put option exercisable by the noncontrolling interest holder and a call option exercisable by the Company for the remaining minority interest based on a formulaic approach. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Consolidated Balance Sheets. As of March 31, 2022, the redemption amount of the noncontrolling interest was $36.0 million.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the greater of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings).

The components of redeemable noncontrolling interests as of March 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2022	2021

Beginning balance	$17,250	$15,194
Net loss attributable to noncontrolling interests	(317)	—
Foreign currency translation adjustments	(117)	—
Purchase of noncontrolling interests	—	(18,000)
Contribution from joint venture partner	—	17,250
Adjustment to redemption amount	19,221	2,806
Ending balance	$36,037	$17,250

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of March 31, 2022, the hedge remains highly effective; therefore, subsequent changes in the fair value are recorded in Accumulated other comprehensive loss, net. As of March 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $134.4 million and $60.3 million, respectively, and was recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate $37.5 million gain and a $47.8 million loss as of March 31, 2022 and December 31, 2021, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2022 and 2021.

	For the three months
	ended March 31,
	2022	2021

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$74,101	$31,566

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$11,221	$11,221

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 96.9% of our total segment operating profit for the three months ended March 31, 2022. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2022, we owned 36,017 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of March 31, 2022, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2022. In addition, as of March 31, 2022, approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 4% of our total towers. We derive site leasing revenues primarily from wireless service provider tenants, including T-Mobile, AT&T, Verizon Wireless, Oi S.A., Telefonica, Claro, DISH Wireless, Tigo, and TIM. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual site.

In the United States and our international markets, our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. In the United States, Canada, and in our Central American markets, tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. In our South American markets, South Africa, and the Philippines, tenant leases typically escalate annually in accordance with an inflationary index. In Tanzania, tenant leases typically escalate using a combination of fixed and inflation adjusted escalators. Site leases in our South American markets typically provide for a fixed rental amount and a pass-through charge for the underlying rent related to ground leases and other property interests. In South Africa, our site leases contain pass through charges related to utilities and, in Tanzania, our site leases include components related to utilities and fuel. The utility and fuel portion of our Tanzanian site leases adjust periodically in accordance with changes in fuel and electricity prices. In certain markets such as Brazil, tenant leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.

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

In the United States and our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. In the United States, Canada, our Central American markets, and the Philippines, ground leases and other property interests provide for fixed rent escalators which typically average 2-3% annually, and in our South American markets and South Africa, ground leases adjust in accordance with an inflationary index. As of March 31, 2022, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended
Segment operating profit as a percentage of	March 31,

total operating profit	2022	2021

Domestic site leasing	78.7%	80.8%
International site leasing	18.2%	17.0%
Total site leasing	96.9%	97.8%

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

During the remainder of 2022, we expect organic site leasing revenue in both our domestic and international segments to increase over 2021 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value, and by returning cash generated by our operations in the form of cash dividends. While the addition of a cash dividend to our capital allocation strategy in 2019 has provided us with a new tool to return value to our shareholders, we continue to believe that our priority is to make investments focused on increasing Adjusted Funds From Operations per share. Key elements of our capital allocation strategy include:

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed below and in our Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics on a GAAP basis and with respect to our international and consolidated results after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations. We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of realized and unrealized gains and losses on our intercompany loans.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$432,986	$403,579	$—	$29,407	7.3%
International site leasing	126,446	101,524	2,268	22,654	22.3%
Site development	60,338	43,636	—	16,702	38.3%
Total	$619,770	$548,739	$2,268	$68,763	12.5%
Cost of Revenues
Domestic site leasing	$65,804	$65,120	$—	$684	1.1%
International site leasing	41,351	30,248	785	10,318	34.1%
Site development	45,773	34,406	—	11,367	33.0%
Total	$152,928	$129,774	$785	$22,369	17.2%
Operating Profit
Domestic site leasing	$367,182	$338,459	$—	$28,723	8.5%
International site leasing	85,095	71,276	1,483	12,336	17.3%
Site development	14,565	9,230	—	5,335	57.8%

Revenues

Domestic site leasing revenues increased $29.4 million for the three months ended March 31, 2022, as compared to the prior year, primarily due to (1) revenues from 824 towers acquired (including wireless tenant licenses on 713 utility transmission structures from the PG&E transaction) and towers built since January 1, 2021 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $24.9 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $22.7 million. These changes were primarily due to (1) revenues from 1,974 towers acquired (including 1,445 towers under the deal with Airtel Tanzania) and 412 towers built since January 1, 2021 and (2) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 11.7% of total site leasing revenue for the period. No other individual international market represented more than 4% of our total site leasing revenue.

Site development revenues increased $16.7 million for the three months ended March 31, 2022, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $28.7 million for the three months ended March 31, 2022, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $13.8 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $12.3 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

Site development segment operating profit increased $5.3 million for the three months ended March 31, 2022, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and DISH Wireless.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$23,373	$28,056	$—	$(4,683)	(16.7%)
International site leasing	15,494	7,760	(144)	7,878	101.5%
Total site leasing	$38,867	$35,816	$(144)	$3,195	8.9%
Site development	5,522	5,789	—	(267)	(4.6%)
Other	17,735	9,996	—	7,739	77.4%
Total	$62,124	$51,601	$(144)	$10,667	20.7%

Selling, general, and administrative expenses increased $10.5 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $10.7 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, and other support related costs due in part to our entry into new markets.

The decrease in Domestic site leasing and corresponding increases in International site leasing and Other selling, general, and administrative expenses are primarily due to changes in our internal cost allocations.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$5,483	$3,871	$—	$1,612	41.6%
International site leasing	3,029	1,032	80	1,917	185.8%
Total	$8,512	$4,903	$80	$3,529	72.0%

Asset impairment and decommission costs increased $3.6 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $3.5 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the anticipated future discounted cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers, partially offset by a decrease in costs related to sites decommissioned in the first quarter of 2022 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$123,133	$137,054	$—	$(13,921)	(10.2%)
International site leasing	48,881	43,121	839	4,921	11.4%
Total site leasing	$172,014	$180,175	$839	$(9,000)	(5.0%)
Site development	588	2,082	—	(1,494)	(71.8%)
Other	1,721	1,624	—	97	6.0%
Total	$174,323	$183,881	$839	$(10,397)	(5.7%)

Depreciation, accretion, and amortization expense decreased $9.6 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $10.4 million. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2021.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$211,594	$166,146	$—	$45,448	27.4%
International site leasing	16,186	17,694	696	(2,204)	(12.5%)
Total site leasing	$227,780	$183,840	$696	$43,244	23.5%
Site development	8,455	1,359	—	7,096	522.1%
Other	(19,456)	(11,620)	—	(7,836)	67.4%
Total	$216,779	$173,579	$696	$42,504	24.5%

Domestic site leasing operating income increased $45.4 million for the three months ended March 31, 2022, as compared to the prior year, primarily due to higher segment operating profit, decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income decreased $1.5 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased $2.2 million. These changes were primarily due to increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, and asset impairment and decommission costs, partially offset by higher segment operating profit.

Site development operating income increased $7.1 million for the three months ended March 31, 2022, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and DISH Wireless.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,502	$632	$75	$1,795	284.0%
Interest expense	(82,252)	(90,095)	—	7,843	(8.7%)
Non-cash interest expense	(11,526)	(11,804)	—	278	(2.4%)
Amortization of deferred financing fees	(4,881)	(4,891)	—	10	(0.2%)
Loss from extinguishment of debt, net	—	(11,652)	—	11,652	(100.0%)
Other income (expense), net	108,161	(88,436)	196,397	200	(10.8%)
Total	$12,004	$(206,246)	$196,472	$21,778	(18.2%)

Interest income increased $1.9 million for the three months ended March 31, 2022, as compared to the prior year. This change was primarily due to a higher amount of interest-bearing deposits held in Brazil and higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $7.8 million for the three months ended March 31, 2022, as compared to the prior year. This change was primarily due to a lower weighted average interest rate, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Loss from extinguishment of debt was $11.7 million for the three months ended March 31, 2021 representing the payment of a $7.5 million call premium and the write-off of $4.2 million of unamortized financing fees related to the repayment of the 2017 Senior Notes in February 2021.

Other expense, net includes a $109.6 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended March 31, 2022, while the prior year period included a $86.3 million loss.

(Provision) Benefit for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(40,477)	$20,922	$(69,026)	$7,627	(90.5%)

Provision for income taxes increased $61.4 million for the three months ended March 31, 2022, as compared to the prior year primarily due to fluctuations in foreign currency exchange rates, partially offset by a decrease in deferred foreign taxes.

Net Income (Loss):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$188,306	$(11,745)	$128,142	$71,909	158.0%

Net income increased $200.1 million for the three months ended March 31, 2022, as compared to the prior year. On a constant currency basis, net income increased $71.9 million. These changes were primarily due to an increase in operating income and decreases in loss from extinguishment of debt and cash interest expense, partially offset by an increase in provision for income taxes.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding Adjusted EBITDA, a non-GAAP measure. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure. As discussed above, this report also presents our financial results and other financial metrics after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations. We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of the remeasurement of our intercompany loans.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income (loss)	$188,306	$(11,745)	$128,142	$71,909	158.0%
Non-cash straight-line leasing revenue	(8,001)	(576)	50	(7,475)	1,297.7%
Non-cash straight-line ground lease expense	1,053	2,641	(5)	(1,583)	(59.9%)
Non-cash compensation	24,747	20,422	54	4,271	20.9%
Loss from extinguishment of debt, net	—	11,652	—	(11,652)	(100.0%)
Other (income) expense, net	(108,161)	88,436	(196,397)	(200)	(10.8%)
Acquisition and new business initiatives
related adjustments and expenses	5,104	5,001	12	91	1.8%
Asset impairment and decommission costs	8,512	4,903	80	3,529	72.0%
Interest income	(2,502)	(632)	(75)	(1,795)	284.0%
Interest expense (1)	98,659	106,790	—	(8,131)	(7.6%)
Depreciation, accretion, and amortization	174,323	183,881	839	(10,397)	(5.7%)
Provision (benefit) for income taxes (2)	41,711	(20,702)	69,026	(6,613)	(76.5%)
Adjusted EBITDA	$423,751	$390,071	$1,726	$31,954	8.2%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision (benefit) for taxes includes $1,234 and $220 of franchise taxes for the three months ended March 31, 2022 and 2021, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $33.7 million for the three months ended March 31, 2022, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $32.0 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Cash provided by operating activities	$292,482	$285,498
Cash used in investing activities	(255,881)	(1,076,584)
Cash (used in) provided by financing activities	(151,750)	701,343
Change in cash, cash equivalents, and restricted cash	(115,149)	(89,743)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	15,961	(10,880)
Cash, cash equivalents, and restricted cash, beginning of period	435,626	342,808
Cash, cash equivalents, and restricted cash, end of period	$336,438	$242,185

Operating Activities

Cash provided by operating activities was $292.5 million for the three months ended March 31, 2022 as compared to $285.5 million for the three months ended March 31, 2021. The increase was primarily due to an increase in operating profit, partially offset by an increase in cash outflows associated with working capital changes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$(207,863)	$(101,630)
Acquisition of right-of-use assets (2)	—	(945,915)
Land buyouts and other assets (3)	(7,318)	(5,131)
Construction and related costs	(16,477)	(8,823)
Augmentation and tower upgrades	(9,274)	(7,560)
Tower maintenance	(9,327)	(7,313)
General corporate	(2,930)	(840)
Other investing activities	(2,692)	628
Net cash used in investing activities	$(255,881)	$(1,076,584)

(1)During the three months ended March 31, 2022, we closed on 1,445 sites under the previously announced deal with Airtel Tanzania for $176.1 million. Legal title was fully transferred at closing for 963 of the towers. The remaining 482 towers are pending post-closing site level documentation and due diligence and were initially accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which we anticipate to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, we have all the economic rights and obligations related to these towers.

(2)During the three months ended March 31, 2021, we acquired the exclusive right to lease and operate 697 utility transmission structures, which included existing wireless tenant licenses from PG&E for $954.0 million. The difference between the purchase price and the cash acquisition amount is due to working capital adjustments.

(3)Excludes $3.8 million and $2.8 million spent to extend ground lease terms for the three months ended March 31, 2022 and 2021, respectively.

Subsequent to March 31, 2022, we purchased, or are under contract to purchase, 358 communication sites and one data center for an aggregate consideration of $177.1 million in cash.

For 2022, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $47.0 million to $57.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $615.0 million to $635.0 million. We expect to fund these cash capital expenditures from, among other sources, cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Net borrowings under Revolving Credit Facility (1)	$330,000	$210,000
Proceeds from issuance of Senior Notes, net of fees (1)	—	1,485,670
Repayment of Senior Notes (1)	—	(757,500)
Repurchase and retirement of common stock (2)	(431,667)	(168,923)
Payment of dividends on common stock	(76,873)	(63,412)
Proceeds from employee stock purchase/stock option plans, net of taxes	1,608	2,015
Other financing activities	25,182	(6,507)
Net cash (used in) provided by financing activities	$(151,750)	$701,343

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information, refer to Item 2. Issuer Purchases of Equity Securities.

Dividends

For the three months ended March 31, 2022, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022

Dividends paid in 2022 were ordinary taxable dividends.

Subsequent to March 31, 2022, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 24, 2022	May 19, 2022	$0.71	June 14, 2022

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2022, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2022, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. No securities were issued under this registration statement through the date of this filing.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II LLC, our wholly owned subsidiary (“SBA Senior Finance II”) is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, July 7, 2026. Furthermore, the Revolving Credit Facility provides mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate and incorporates sustainability-linked targets which will adjust the Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period. Subsequent to March 31, 2022, the Company received a 0.05% reduction in the applicable spread and a 0.01% reduction in the commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021.

During the three months ended March 31, 2022, we borrowed $330.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2022, there was $680.0 million outstanding under the Revolving Credit Facility accruing interest at 1.619%. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.15% per annum on the amount of the unused commitment. As of March 31, 2022, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to March 31, 2022, we repaid an additional $110.0 million under the Revolving Credit Facility, and as of the date of this filing, $570.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of March 31, 2022, the 2018 Term Loan was accruing interest at 2.210% per annum.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

During the three months ended March 31, 2022, we repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of March 31, 2022, we, through the Trust, had issued and outstanding an aggregate of $6.7 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,903 tower sites owned by the Borrowers as of March 31, 2022. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

As of March 31, 2022, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of March 31, 2022:

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

Debt Service

As of March 31, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of March 31, 2022 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$12,237
2018 Term Loan (2)	68,497
2014-2C Tower Securities	24,185
2018-1C Tower Securities	662,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$993,739

(1)As of March 31, 2022, $680.0 million was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2022, we repaid an additional $110.0 million under the Revolving Credit Facility, and as of the date of this filing, $570.0 million was outstanding.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$680,000	$—	$680,000	$680,000
2018 Term Loan	18,000	24,000	24,000	2,244,000	—	—	2,310,000	2,275,350
2014-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	622,065
2018-1C Tower Securities (1)	—	640,000	—	—	—	—	640,000	640,960
2019-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,137,529
2020-1C Tower Securities (1)	—	—	—	—	750,000	—	750,000	715,215
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	575,178
2021-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,087,283
2021-2C Tower Securities (1)	—	—	—	—	—	895,000	895,000	835,053
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	841,944
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,462,320
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,358,955
Total debt obligation	$18,000	$664,000	$644,000	$3,409,000	$2,595,000	$5,390,000	$12,720,000	$12,231,852

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. The discontinuation of LIBOR during 2023 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase. On July 7, 2021, we amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2022, approximately 16.2% of our revenues and approximately 20.4% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2022. As of March 31, 2022, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the three months ended March 31, 2022.

As of March 31, 2022, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2022 would have resulted in approximately $75.4 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the three months ended March 31, 2022.

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

•our expectations regarding timing for closing of pending acquisitions;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2022. Based on such evaluation, such officers have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2022:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2022 - 1/31/2022	953,846	$335.48	953,846	$616,370,815
2/1/2022 - 2/28/2022	92,799	$323.30	92,799	$586,368,504
3/1/2021 - 3/31/2021	253,468	$322.10	253,468	$504,726,849
Total	1,300,113	$332.00	1,300,113	$504,726,849

(1)Our Board of Directors authorizes us to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. As of the date of this filing, we had $504.7 million remaining under the current authorized share repurchase plan.

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

SBA COMMUNICATIONS CORPORATION

April 29, 2022	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

April 29, 2022	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)