Form 10-Q
period 2022-06-30
SBA COMMUNICATIONS CORP
filed 2022-08-04
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,878,343 shares of Class A common stock as of July 27, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$183,067	$367,278
Restricted cash	64,495	65,561
Accounts receivable, net	115,137	101,950
Costs and estimated earnings in excess of billings on uncompleted contracts	54,781	48,844
Prepaid expenses and other current assets	77,419	30,813
Total current assets	494,899	614,446
Property and equipment, net	2,677,983	2,575,487
Intangible assets, net	2,800,562	2,803,247
Operating lease right-of-use assets, net	2,355,881	2,268,470
Acquired and other right-of-use assets, net	1,002,785	964,405
Other assets	679,827	575,644
Total assets	$10,011,937	$9,801,699
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$41,455	$34,066
Accrued expenses	85,697	68,070
Current maturities of long-term debt	662,720	24,000
Deferred revenue	199,829	184,380
Accrued interest	50,841	49,096
Current lease liabilities	256,572	238,497
Other current liabilities	21,086	18,222
Total current liabilities	1,318,200	616,331
Long-term liabilities:
Long-term debt, net	11,817,504	12,278,694
Long-term lease liabilities	2,047,385	1,981,353
Other long-term liabilities	227,578	191,475
Total long-term liabilities	14,092,467	14,451,522
Redeemable noncontrolling interests	39,881	17,250
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,872 shares and
108,956 shares issued and outstanding at June 30, 2022 and December 31, 2021,
respectively	1,079	1,089
Additional paid-in capital	2,717,963	2,681,347
Accumulated deficit	(7,531,180)	(7,203,531)
Accumulated other comprehensive loss, net	(626,473)	(762,309)
Total shareholders' deficit	(5,438,611)	(5,283,404)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,011,937	$9,801,699

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

Revenues:
Site leasing	$580,233	$524,095	$1,139,665	$1,029,197
Site development	71,773	51,433	132,111	95,069
Total revenues	652,006	575,528	1,271,776	1,124,266
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	111,515	95,350	218,670	190,718
Cost of site development	54,497	40,409	100,269	74,815
Selling, general, and administrative expenses (1)	63,274	53,945	125,398	105,546
Acquisition and new business initiatives related
adjustments and expenses	6,829	6,794	11,933	11,795
Asset impairment and decommission costs	8,521	3,797	17,033	8,700
Depreciation, accretion, and amortization	176,392	175,469	350,716	359,350
Total operating expenses	421,028	375,764	824,019	750,924
Operating income	230,978	199,764	447,757	373,342
Other income (expense):
Interest income	1,517	547	4,020	1,179
Interest expense	(84,315)	(90,544)	(166,566)	(180,639)
Non-cash interest expense	(11,529)	(11,812)	(23,054)	(23,615)
Amortization of deferred financing fees	(4,922)	(4,865)	(9,804)	(9,755)
Loss from extinguishment of debt, net	—	(2,020)	—	(13,672)
Other (expense) income, net	(66,141)	108,849	42,019	20,410
Total other (expense) income, net	(165,390)	155	(153,385)	(206,092)
Income before income taxes	65,588	199,919	294,372	167,250
Benefit (provision) for income taxes	3,563	(47,250)	(36,914)	(26,328)
Net income	69,151	152,669	257,458	140,922
Net loss attributable to noncontrolling interests	365	—	682	—
Net income attributable to SBA Communications
Corporation	$69,516	$152,669	$258,140	$140,922
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.64	$1.40	$2.39	$1.29
Diluted	$0.64	$1.37	$2.36	$1.27
Weighted average number of common shares
Basic	107,850	109,412	107,966	109,441
Diluted	109,347	111,301	109,443	111,210

(1)Includes non-cash compensation of $23,248 and $21,077 for the three months ended June 30, 2022 and 2021, respectively, and $47,364 and $40,661 for the six months ended June 30, 2022 and 2021, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2022	2021	2022	2021

Net income	$69,151	$152,669	$257,458	$140,922
Adjustments related to interest rate swaps	23,833	5,565	109,155	48,352
Foreign currency translation adjustments	(59,021)	63,869	26,485	20,235
Comprehensive income	33,963	222,103	393,098	209,509
Comprehensive loss attributable to noncontrolling interests	444	—	878	—
Comprehensive income attributable to SBA
Communications Corporation	$34,407	$222,103	$393,976	$209,509

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, March 31, 2022	107,806	$1,078	$2,688,835	$(7,523,696)	$(591,364)	$(5,425,147)
Net income attributable to SBA
Communications Corporation	—	—	—	69,516	—	69,516
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	66	1	9,010	—	—	9,011
Non-cash stock compensation	—	—	24,406	—	—	24,406
Adjustments related to interest rate swaps	—	—	—	—	23,833	23,833
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(58,942)	(58,942)
Dividends and dividend equivalents
on common stock	—	—	—	(77,000)	—	(77,000)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(4,288)	—	—	(4,288)
BALANCE, June 30, 2022	107,872	$1,079	$2,717,963	$(7,531,180)	$(626,473)	$(5,438,611)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	258,140	—	258,140
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	216	2	10,576	—	—	10,578
Non-cash stock compensation	—	—	49,549	—	—	49,549
Adjustments related to interest rate swaps	—	—	—	—	109,155	109,155
Repurchase and retirement of common stock	(1,300)	(12)	—	(431,654)	—	(431,666)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	26,681	26,681
Dividends and dividend equivalents
on common stock	—	—	—	(154,135)	—	(154,135)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(23,509)	—	—	(23,509)
BALANCE, June 30, 2022	107,872	$1,079	$2,717,963	$(7,531,180)	$(626,473)	$(5,438,611)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$257,458	$140,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	350,716	359,350
Gain on remeasurement of U.S. denominated intercompany loans	(45,928)	(25,044)
Non-cash compensation expense	48,648	42,066
Non-cash asset impairment and decommission costs	16,966	8,289
Loss from extinguishment of debt, net	—	12,672
Deferred income tax provision	23,012	14,159
Other non-cash items reflected in the Statements of Operations	35,962	37,829
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(8,078)	6,582
Prepaid expenses and other assets	(14,805)	(2,595)
Operating lease right-of-use assets, net	69,180	56,995
Accounts payable and accrued expenses	(3,064)	3,099
Accrued interest	1,752	12,042
Long-term lease liabilities	(62,990)	(54,772)
Other liabilities	(4,232)	26,688
Net cash provided by operating activities	664,597	638,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(353,578)	(1,129,851)
Capital expenditures	(90,971)	(55,375)
Purchase of investments	(281,624)	(755,176)
Proceeds from sale of investments	242,622	755,063
Other investing activities	(2,144)	585
Net cash used in investing activities	(485,695)	(1,184,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	330,000	810,000
Repayments under Revolving Credit Facility	(150,000)	(1,105,000)
Proceeds from issuance of Senior Notes, net of fees	—	1,485,512
Repayment of Senior Notes	—	(757,500)
Proceeds from issuance of Tower Securities, net of fees	—	1,152,631
Repayment of Tower Securities	—	(760,000)
Repurchase and retirement of common stock	(431,666)	(168,922)
Payment of dividends on common stock	(153,438)	(126,893)
Proceeds from employee stock purchase/stock option plans	20,240	36,122
Payments related to taxes on stock options and restricted stock units	(9,622)	(8,982)
Other financing activities	18,482	(11,574)
Net cash (used in) provided by financing activities	(376,004)	545,394
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,454	(2,920)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(184,648)	(3,998)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	435,626	342,808
End of period	$250,978	$338,810

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$167,803	$169,509
Income taxes	$14,060	$15,766

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$115,089	$22,397
Operating lease modifications and reassessments	$23,621	$9,049
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,392	$1,765

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $43.1 million loss and a $73.6 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2022 and 2021, respectively, and a $29.8 million gain and a $16.6 million gain, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2022 and 2021, respectively, due to changes in foreign exchange rates. During the six months ended June 30, 2022, the Company repaid $108.4 million of the intercompany loans. As of June 30, 2022 and December 31, 2021, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $814.5 million and $872.9 million, respectively.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

Asset impairment (1)	$6,884	$2,211	$14,674	$5,366
Write-off of carrying value of decommissioned towers	1,733	1,264	2,325	2,592
Other (including third party decommission costs)	(96)	322	34	742
Total asset impairment and decommission costs	$8,521	$3,797	$17,033	$8,700

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future discounted cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $42.1 million and $47.9 million as of June 30, 2022 and December 31, 2021, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of June 30, 2022 and December 31, 2021, the Company had $40.8 million and $0.8 million of short-term investments, respectively. For the six months ended June 30, 2022, the Company purchased $281.4 million and sold $241.4 million of short-term investments. For the six months ended June 30, 2021, the Company purchased and sold $755.1 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2022	December 31, 2021	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$183,067	$367,278	Cash and cash equivalents
Securitization escrow accounts	64,331	64,764	Restricted cash - current asset
Payment and performance bonds	164	797	Restricted cash - current asset
Surety bonds and workers compensation	3,416	2,787	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$250,978	$435,626

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2022 and December 31, 2021, the Company had $42.3 million in surety and payment and performance bonds for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2022 and December 31, 2021, the Company had pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Costs incurred on uncompleted contracts	$101,209	$75,967
Estimated earnings	35,098	28,851
Billings to date	(93,074)	(61,628)
	$43,233	$43,190

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$54,781	$48,844
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(11,548)	(5,654)
	$43,233	$43,190

At June 30, 2022 and December 31, 2021, the eight largest customers comprised 97.4% and 98.8%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Short-term investments	$40,798	$778
Prepaid real estate taxes	2,011	3,331
Prepaid taxes	9,232	11,096
Other current assets	25,378	15,608
Total prepaid expenses and other current assets	$77,419	$30,813

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Straight-line rent receivable	$368,836	$348,519
Interest rate swap asset (1)	147,036	60,324
Loans receivable	40,095	37,376
Deferred lease costs, net	6,906	6,345
Deferred tax asset - long term	29,126	51,918
Long-term investments	42,122	47,889
Other	45,706	23,273
Total other assets	$679,827	$575,644

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$78,665	$67,255	$286,528	$168,885
Acquisition of right-of-use assets (3)	2,220	1,783	2,220	947,698
Land buyouts and other assets (4)(5)	57,512	8,137	64,830	13,268
Total cash acquisition capital expenditures	$138,397	$77,175	$353,578	$1,129,851

(1)During the six months ended June 30, 2022, the Company closed on 1,445 sites under the previously announced deal with Airtel Tanzania for $176.1 million. Legal title has been fully transferred for 1,105 of the towers. The remaining 340 towers are pending post-closing site level documentation and due diligence and continue to be accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which the Company anticipates to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, the Company has all the economic rights and obligations related to these towers.

(2)The six months ended June 30, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(3)During the six months ended June 30, 2021, the Company acquired the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E for $955.8 million. The difference between the purchase price and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in Acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use of these structures has been fully funded and will be recognized over 70 years.

(4)In addition, the Company paid $2.7 million and $3.6 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended June 30, 2022 and 2021, respectively, and paid $6.5 million and $6.4 million for ground lease extensions and term easements on land underlying the Company’s towers during the six months ended June 30, 2022 and 2021, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

(5)Includes amounts paid related to the acquisition of a data center in Brazil during the second quarter of 2022.

During the six months ended June 30, 2022, the Company acquired 2,017 towers and related assets and liabilities consisting of $106.9 million of property and equipment, net $141.6 million of intangible assets, net, $101.0 million of operating lease right-of-use assets, net, $45.7 million of acquired and other right-of-use assets, net and $108.7 million of other net liabilities assumed. All acquisitions in the six months ended June 30, 2022 were accounted for as asset acquisitions except for one acquisition, purchased for $49.9 million in cash which was accounted for as a business combination.

Subsequent to June 30, 2022, the Company purchased or is under contract to purchase approximately 200 communication sites for an aggregate consideration of approximately $85.0 million in cash. Additionally, the Company is under contract to purchase approximately 2,600 sites from Grupo TorreSur in Brazil for $725.0 million. The Company anticipates that these acquisitions will be consummated by the end of the fourth quarter of 2022.

The maximum potential obligation related to contingent consideration for acquisitions were $11.4 million and $11.6 million as of June 30, 2022 and December 31, 2021, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Towers and related components (1)	$5,524,977	$5,323,803
Construction-in-process (2)	64,625	47,565
Furniture, equipment, and vehicles	63,015	59,939
Land, buildings, and improvements	866,675	848,051
Total property and equipment	6,519,292	6,279,358
Less: accumulated depreciation	(3,841,309)	(3,703,871)
Property and equipment, net	$2,677,983	$2,575,487

(1)Includes amounts related to our data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $68.5 million and $73.2 million for the three months ended June 30, 2022 and 2021, respectively, and $136.7 million and $144.9 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, unpaid capital expenditures that are included in accounts payable and accrued expenses were $12.7 million and $7.3 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2022			As of December 31, 2021
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,058,077	$(2,920,387)	$2,137,690	$4,890,427	$(2,749,594)	$2,140,833
Network location intangibles	1,839,451	(1,176,579)	662,872	1,783,640	(1,121,226)	662,414
Intangible assets, net	$6,897,528	$(4,096,966)	$2,800,562	$6,674,067	$(3,870,820)	$2,803,247

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $102.0 million and $103.2 million for the three months ended June 30, 2022 and 2021, respectively, and $202.6 million and $212.9 million for the six months ended June 30, 2022 and 2021, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Salaries and benefits	$20,082	$24,962
Real estate and property taxes	9,702	8,336
Unpaid capital expenditures	12,687	7,295
Acquisition related holdbacks	19,169	957
Other	24,057	26,520
Total accrued expenses	$85,697	$68,070

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2022			December 31, 2021
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$530,000	$530,000	$530,000	$350,000	$350,000	$350,000
2018 Term Loan	Apr. 11, 2025	2,304,000	2,217,600	2,294,353	2,316,000	2,289,945	2,304,697
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	614,656	617,592	620,000	641,793	617,095
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	638,336	638,720	640,000	650,163	637,812
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,125,029	1,158,644	1,165,000	1,174,728	1,157,446
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	704,318	744,762	750,000	746,498	744,052
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	558,750	595,178	600,000	605,268	594,774
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,066,756	1,154,774	1,165,000	1,144,846	1,153,700
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	817,430	886,762	895,000	883,213	886,116
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	801,106	886,222	895,000	902,446	885,976
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,366,485	1,485,581	1,500,000	1,550,790	1,484,178
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,228,545	1,487,636	1,500,000	1,446,975	1,486,848
Total debt		$12,564,000	$11,669,011	$12,480,224	$12,396,000	$12,386,665	$12,302,694
Less: current maturities of long-term debt				(662,720)			(24,000)
Total long-term debt, net of current maturities				$11,817,504			$12,278,694

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended June 30,				For the six months ended June 30,
	Rates as of	2022		2021		2022		2021
	June 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2022	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

						(in thousands)
Revolving Credit Facility	3.050%	$3,603	$—	$1,573	$—	$5,882	$—	$3,721	$—
2018 Term Loan (1)	2.111%	11,616	11,440	11,067	11,438	22,527	22,879	22,064	22,872
2013-2C Tower Securities	3.722%	—	—	5,396	—	—	—	10,792	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	12,092	—	12,092	—
2017-1C Tower Securities	3.168%	—	—	3,115	—	—	—	9,201	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—	11,141	—	11,141	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	16,714	—	16,714	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	7,195	—	7,195	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	7,079	—	7,079	—
2021-1C Tower Securities	1.631%	4,851	—	2,550	—	9,697	—	2,550	—
2021-2C Tower Securities	1.840%	4,196	—	—	—	8,391	—	—	—
2021-3C Tower Securities	2.593%	5,873	—	—	—	11,746	—	—	—
2016 Senior Notes	4.875%	—	—	13,406	289	—	—	26,813	575
2017 Senior Notes	4.000%	—	—	—	—	—	—	2,333	—
2020 Senior Notes	3.875%	14,531	89	14,531	85	29,063	175	29,063	168
2021 Senior Notes	3.125%	11,719	—	11,719	—	23,438	—	19,792	—
Other		815	—	76	—	1,601	—	89	—
Total		$84,315	$11,529	$90,544	$11,812	$166,566	$23,054	$180,639	$23,615

(1)The 2018 Term Loan has a blended rate of 2.111%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 3.420% as of June 30, 2022. Refer to Note 17 for more information on the Company’s interest rate swap.

Revolving Credit Facility under the Senior Credit Agreement

During the three months ended June 30, 2022, the Company repaid $150.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2022, the Company borrowed $330.0 million and repaid $150.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2022, there was $530.0 million outstanding under the Revolving Credit Facility accruing interest at 3.050%. In addition, SBA Senior Finance II LLC, the Company’s wholly owned subsidiary (“SBA Senior Finance II”) was required to pay a commitment fee of 0.19% per annum on the amount of the unused commitment. These rates include a 0.05% reduction in the applicable spread and a 0.01% reduction in the commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021. As of June 30, 2022, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2022, the Company repaid an additional $50.0 million under the Revolving Credit Facility, and as of the date of this filing, $480.0 million was outstanding.

Term Loan under the Senior Credit Agreement

During the three and six months ended June 30, 2022, the Company repaid an aggregate of $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of June 30, 2022, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

Total number of shares purchased (in millions) (1)	—	—	1.3	0.7
Average price paid per share (1)	$—	$—	$332.00	$258.33
Total price paid (in millions) (1)	$—	$—	$431.6	$168.9

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the six months ended June 30, 2022, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022
April 24, 2022	May 19, 2022	$0.71	$76.6 million	June 14, 2022

Dividends paid in 2022 were ordinary taxable dividends.

Subsequent to June 30, 2022, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

July 31, 2022	August 25, 2022	$0.71	September 20, 2022

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

For the six
months ended
June 30, 2022

Risk free interest rate	2.53%
Dividend yield	0.9%
Expected volatility	27%
Expected lives	4.3 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2022 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2021	1,899	$157.76
Granted	10	$328.99
Exercised	(118)	$141.65
Forfeited/canceled	(2)	$172.19
Outstanding at June 30, 2022	1,789	$159.75	2.9	$286,824
Exercisable at June 30, 2022	1,519	$154.42	2.7	$251,659
Unvested at June 30, 2022	270	$189.83	4.0	$35,165

The weighted-average per share fair value of options granted during the six months ended June 30, 2022 was $82.28. The total intrinsic value for options exercised during the six months ended June 30, 2022 was $23.7 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2022:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2021	243	$230.20	298	$304.46
Granted	98	$330.33	140	$391.19
Vested	(115)	$218.91	—	$—
Forfeited/canceled	(6)	$277.55	(3)	$320.41
Outstanding at June 30, 2022	220	$279.29	435	$332.30

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2022	(in thousands)
Revenues (1)	$442,084	$138,149	$71,773	$—	$652,006
Cost of revenues (2)	65,768	45,747	54,497	—	166,012
Operating profit	376,316	92,402	17,276	—	485,994
Selling, general, and administrative expenses	26,225	15,073	5,212	16,764	63,274
Acquisition and new business initiatives
related adjustments and expenses	2,789	4,040	—	—	6,829
Asset impairment and decommission costs	7,089	1,432	—	—	8,521
Depreciation, amortization and accretion	122,570	51,597	619	1,606	176,392
Operating income (loss)	217,643	20,260	11,445	(18,370)	230,978
Other expense (principally interest
expense and other expense)				(165,390)	(165,390)
Income before income taxes					65,588
Cash capital expenditures (3)	94,427	95,294	1,728	1,629	193,078

For the three months ended June 30, 2021
Revenues (1)	$418,829	$105,266	$51,433	$—	$575,528
Cost of revenues (2)	63,948	31,402	40,409	—	135,759
Operating profit	354,881	73,864	11,024	—	439,769
Selling, general, and administrative expenses	29,201	9,521	3,994	11,229	53,945
Acquisition and new business initiatives
related adjustments and expenses	4,596	2,198	—	—	6,794
Asset impairment and decommission costs	2,690	961	—	146	3,797
Depreciation, amortization and accretion	128,034	44,744	1,017	1,674	175,469
Operating income (loss)	190,360	16,440	6,013	(13,049)	199,764
Other income (principally interest
expense and other expense)				155	155
Income before income taxes					199,919
Cash capital expenditures (3)	88,051	18,728	721	1,246	108,746

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2022	(in thousands)
Revenues (1)	$875,070	$264,595	$132,111	$—	$1,271,776
Cost of revenues (2)	131,573	87,097	100,269	—	318,939
Operating profit	743,497	177,498	31,842	—	952,837
Selling, general, and administrative expenses	49,598	30,567	10,734	34,499	125,398
Acquisition and new business initiatives
related adjustments and expenses	6,388	5,545	—	—	11,933
Asset impairment and decommission costs	12,572	4,461	—	—	17,033
Depreciation, amortization and accretion	245,704	100,478	1,207	3,327	350,716
Operating income (loss)	429,235	36,447	19,901	(37,826)	447,757
Other expense (principally interest
expense and other expense)				(153,385)	(153,385)
Income before income taxes					294,372
Cash capital expenditures (3)	133,972	307,065	2,694	3,210	446,941

For the six months ended June 30, 2021
Revenues (1)	$822,407	$206,790	$95,069	$—	$1,124,266
Cost of revenues (2)	129,069	61,649	74,815	—	265,533
Operating profit	693,338	145,141	20,254	—	858,733
Selling, general, and administrative expenses	57,257	17,281	9,783	21,225	105,546
Acquisition and new business initiatives
related adjustments and expenses	7,928	3,867	—	—	11,795
Asset impairment and decommission costs	6,561	1,993	—	146	8,700
Depreciation, amortization and accretion	267,025	87,865	1,162	3,298	359,350
Operating income (loss)	354,567	34,135	9,309	(24,669)	373,342
Other expense (principally interest
expense and other expense)				(206,092)	(206,092)
Income before income taxes					167,250
Cash capital expenditures (3)	1,147,729	35,675	1,591	1,996	1,186,991

	Domestic Site	Int'l Site	Site
	Leasing	Leasing (1)	Development	Other (4)	Total

Assets	(in thousands)
As of June 30, 2022	$6,481,640	$3,072,702	$107,402	$350,193	$10,011,937
As of December 31, 2021	$6,628,156	$2,870,503	$87,410	$215,630	$9,801,699

(1)For the three months ended June 30, 2022 and 2021, site leasing revenue in Brazil was $73.8 million and $58.4 million, respectively. For the six months ended June 30, 2022 and 2021, site leasing revenue in Brazil was $139.1 million and $113.8 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Total long-lived assets in Brazil were $0.9 billion as of June 30, 2022 and December 31, 2021.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to SBA
Communications Corporation	$69,516	$152,669	$258,140	$140,922
Denominator:
Basic weighted-average shares outstanding	107,850	109,412	107,966	109,441
Dilutive impact of stock options, RSUs, and PSUs	1,497	1,889	1,477	1,769
Diluted weighted-average shares outstanding	109,347	111,301	109,443	111,210
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.64	$1.40	$2.39	$1.29
Diluted	$0.64	$1.37	$2.36	$1.27

For the three and six months ended June 30, 2022 and 2021, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

16. REDEEMABLE NONCONTROLLING INTERESTS

The Company allocates income and losses to its redeemable noncontrolling interest holders based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the greater of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder, or (2) the redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings). The fair value of the redeemable noncontrolling interest is estimated using Level 3 inputs.

The components of redeemable noncontrolling interests as of June 30, 2022 are as follows (in thousands):

	June 30,	December 31,
	2022	2021

Beginning balance	$17,250	$15,194
Net loss attributable to noncontrolling interests	(682)	—
Foreign currency translation adjustments	(196)	—
Purchase of noncontrolling interests	—	(18,000)
Contribution from joint venture partner	—	17,250
Adjustment to redemption amount	23,509	2,806
Ending balance	$39,881	$17,250

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of June 30, 2022, the hedge remains highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. As of June 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $147.0 million and $60.3 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate $61.3 million gain and a $47.8 million loss as of June 30, 2022 and December 31, 2021, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six month periods ended June 30, 2022 and 2021.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$12,611	$(5,657)	$86,712	$25,909

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$11,222	$11,222	$22,443	$22,443

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 96.6% of our total segment operating profit for the six months ended June 30, 2022. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2022, we owned 36,297 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of June 30, 2022, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2022. In addition, as of June 30, 2022, approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues from all the major carriers in each of the 16 countries in which we operate. Our tenant leases are either individual leases by tower site or governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site. Our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. Our tenant leases either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, and fuel.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index or (3) escalate using a combination of fixed and inflation adjusted escalators. As of June 30, 2022, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
Segment operating profit as a percentage of	June 30,		June 30,

total operating profit	2022	2021	2022	2021

Domestic site leasing	77.4%	80.7%	78.0%	80.7%
International site leasing	19.0%	16.8%	18.6%	16.9%
Total site leasing	96.4%	97.5%	96.6%	97.6%

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$442,084	$418,829	$—	$23,255	5.6%
International site leasing	138,149	105,266	3,417	29,466	28.0%
Site development	71,773	51,433	—	20,340	39.5%
Total	$652,006	$575,528	$3,417	$73,061	12.7%
Cost of Revenues
Domestic site leasing	$65,768	$63,948	$—	$1,820	2.8%
International site leasing	45,747	31,402	1,027	13,318	42.4%
Site development	54,497	40,409	—	14,088	34.9%
Total	$166,012	$135,759	$1,027	$29,226	21.5%
Operating Profit
Domestic site leasing	$376,316	$354,881	$—	$21,435	6.0%
International site leasing	92,402	73,864	2,390	16,148	21.9%
Site development	17,276	11,024	—	6,252	56.7%

Revenues

Domestic site leasing revenues increased $23.3 million for the three months ended June 30, 2022, as compared to the prior year, primarily due to (1) revenues from 143 towers acquired and 9 towers built since April 1, 2021 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $32.9 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $29.5 million. These changes were primarily due to (1) revenues from 2,134 towers acquired (including 1,445 towers under the deal with Airtel Tanzania) and 450 towers built since April 1, 2021, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) an increase in reimbursable pass-through expenses due primarily to increases in CPI escalators on our ground leases, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 12.7% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $20.3 million for the three months ended June 30, 2022, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon.

Operating Profit

Domestic site leasing segment operating profit increased $21.4 million for the three months ended June 30, 2022, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since April 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $18.5 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $16.1 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since April 1, 2021 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions and expansion into new markets.

Site development segment operating profit increased $6.3 million for the three months ended June 30, 2022, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$26,225	$29,201	$—	$(2,976)	(10.2%)
International site leasing	15,073	9,521	(67)	5,619	59.0%
Total site leasing	$41,298	$38,722	$(67)	$2,643	6.8%
Site development	5,212	3,994	—	1,218	30.5%
Other	16,764	11,229	—	5,535	49.3%
Total	$63,274	$53,945	$(67)	$9,396	17.4%

Selling, general, and administrative expenses increased $9.3 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $9.4 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, and other support related costs due in part to our entry into new markets.

The decrease in Domestic site leasing (which has been allocated to International site leasing and Other selling, general, and administrative expenses) was primarily due to changes in our internal cost allocations.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,089	$2,690	$—	$4,399	163.5%
International site leasing	1,432	961	(127)	598	62.2%
Total site leasing	$8,521	$3,651	$(127)	$4,997	136.9%
Other	—	146	—	(146)	(100.0%)
Total	$8,521	$3,797	$(127)	$4,851	127.8%

Asset impairment and decommission costs increased $4.7 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $4.9 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the anticipated future discounted cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers due in part to increased churn from Sprint.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$122,570	$128,034	$—	$(5,464)	(4.3%)
International site leasing	51,597	44,744	1,276	5,577	12.5%
Total site leasing	$174,167	$172,778	$1,276	$113	0.1%
Site development	619	1,017	—	(398)	(39.1%)
Other	1,606	1,674	—	(68)	(4.1%)
Total	$176,392	$175,469	$1,276	$(353)	(0.2%)

Domestic site leasing depreciation, accretion, and amortization expense decreased $5.5 million for the three months ended June 30, 2022, as compared to the prior year. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since April 1, 2021.

International site leasing depreciation, accretion, and amortization expense increased $6.9 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $5.6 million. These changes were primarily due to the increase in the number of towers we acquired and built since April 1, 2021, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$217,643	$190,360	$—	$27,283	14.3%
International site leasing	20,260	16,440	1,174	2,646	16.1%
Total site leasing	$237,903	$206,800	$1,174	$29,929	14.5%
Site development	11,445	6,013	—	5,432	90.3%
Other	(18,370)	(13,049)	—	(5,321)	40.8%
Total	$230,978	$199,764	$1,174	$30,040	15.0%

Domestic site leasing operating income increased $27.3 million for the three months ended June 30, 2022, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by increases in asset impairment and decommission costs.

International site leasing operating income increased $3.8 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $2.6 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses.

Site development operating income increased $5.4 million for the three months ended June 30, 2022, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile, DISH Wireless, and Verizon.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$1,517	$547	$42	$928	169.7%
Interest expense	(84,315)	(90,544)	(2)	6,231	(6.9%)
Non-cash interest expense	(11,529)	(11,812)	(1)	284	(2.4%)
Amortization of deferred financing fees	(4,922)	(4,865)	—	(57)	1.2%
Loss from extinguishment of debt, net	—	(2,020)	—	2,020	(100.0%)
Other (expense) income, net	(66,141)	108,849	(176,265)	1,275	(43.2%)
Total	$(165,390)	$155	$(176,226)	$10,681	(9.6%)

Interest expense decreased $6.2 million for the three months ended June 30, 2022, as compared to the prior year. This change was primarily due to a lower weighted average interest rate, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Loss from extinguishment of debt was $2.0 million for the three months ended June 30, 2021 representing the write-off of unamortized financing fees related to the repayment of the 2017-1C Tower Securities in May 2021.

Other expense, net includes a $63.7 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2022, while the prior year period included a $111.3 million gain.

Benefit (Provision) for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit (provision) for income taxes	$3,563	$(47,250)	$58,274	$(7,461)	79.5%

Provision for income taxes decreased $50.8 million for the three months ended June 30, 2022, as compared to the prior year. On a constant currency basis, provision for income taxes increased $7.5 million primarily due to increases in deferred foreign taxes and current state taxes offset by a decrease in deferred withholding taxes.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$69,151	$152,669	$(116,778)	$33,260	42.2%

Net income decreased $83.5 million for the three months ended June 30, 2022, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates related to the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries. On a constant currency basis, net income increased $33.3 million due to an increase in operating income and decreases in interest expense and loss from the extinguishment of debt, partially offset by an increase in provision for income taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$875,070	$822,407	$—	$52,663	6.4%
International site leasing	264,595	206,790	5,684	52,121	25.2%
Site development	132,111	95,069	—	37,042	39.0%
Total	$1,271,776	$1,124,266	$5,684	$141,826	12.6%
Cost of Revenues
Domestic site leasing	$131,573	$129,069	$—	$2,504	1.9%
International site leasing	87,097	61,649	1,811	23,637	38.3%
Site development	100,269	74,815	—	25,454	34.0%
Total	$318,939	$265,533	$1,811	$51,595	19.4%
Operating Profit
Domestic site leasing	$743,497	$693,338	$—	$50,159	7.2%
International site leasing	177,498	145,141	3,873	28,484	19.6%
Site development	31,842	20,254	—	11,588	57.2%

Revenues

Domestic site leasing revenues increased $52.7 million for the six months ended June 30, 2022, as compared to the prior year, primarily due to (1) revenues from 855 towers acquired (including wireless tenant licenses on 715 utility transmission structures from the PG&E transaction) and 11 towers built since January 1, 2021 and (2) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators, partially offset by lease non-renewals.

International site leasing revenues increased $57.8 million for the six months ended June 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $52.1 million. These changes were primarily due to (1) revenues from 2,153 towers acquired (including 1,445 towers under the deal with Airtel Tanzania) and 510 towers built since

January 1, 2021, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) an increase in reimbursable pass-through expenses due primarily to increases in CPI escalators on our ground leases, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 12.2% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $37.0 million for the six months ended June 30, 2022, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon.

Operating Profit

Domestic site leasing segment operating profit increased $50.2 million for the six months ended June 30, 2022, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $32.4 million for the six months ended June 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $28.5 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions and expansion into new markets.

Site development segment operating profit increased $11.6 million for the six months ended June 30, 2022, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$49,598	$57,257	$—	$(7,659)	(13.4%)
International site leasing	30,567	17,281	(211)	13,497	78.1%
Total site leasing	$80,165	$74,538	$(211)	$5,838	7.8%
Site development	10,734	9,783	—	951	9.7%
Other	34,499	21,225	—	13,274	62.5%
Total	$125,398	$105,546	$(211)	$20,063	19.0%

Selling, general, and administrative expenses increased $19.9 million for the six months ended June 30, 2022, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $20.1 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, and other support related costs due in part to our entry into new markets.

The decrease in Domestic site leasing (which has been allocated to International site leasing and Other selling, general, and administrative expenses) was primarily due to changes in our internal cost allocations.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$12,572	$6,561	$—	$6,011	91.6%
International site leasing	4,461	1,993	(47)	2,515	126.2%
Total site leasing	$17,033	$8,554	$(47)	$8,526	99.7%
Other	—	146	—	(146)	(100.0%)
Total	$17,033	$8,700	$(47)	$8,380	96.3%

Asset impairment and decommission costs increased $8.3 million, on an actual and constant currency basis, for the six months ended June 30, 2022, as compared to the prior year. These changes were primarily as a result of a increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$245,704	$267,025	$—	$(21,321)	(8.0%)
International site leasing	100,478	87,865	2,116	10,497	11.9%
Total site leasing	$346,182	$354,890	$2,116	$(10,824)	(3.0%)
Site development	1,207	1,162	—	45	3.9%
Other	3,327	3,298	—	29	0.9%
Total	$350,716	$359,350	$2,116	$(10,750)	(3.0%)

Domestic site leasing depreciation, accretion, and amortization expense decreased $21.3 million for the six months ended June 30, 2022, as compared to the prior year. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2021.

International site leasing depreciation, accretion, and amortization expense increased $12.6 million for the six months ended June 30, 2022, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $10.5 million. These changes were primarily due to the increase in the number of towers we acquired and built since January 1, 2021, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$429,235	$354,567	$—	$74,668	21.1%
International site leasing	36,447	34,135	1,869	443	1.3%
Total site leasing	$465,682	$388,702	$1,869	$75,111	19.3%
Site development	19,901	9,309	—	10,592	113.8%
Other	(37,826)	(24,669)	—	(13,157)	53.3%
Total	$447,757	$373,342	$1,869	$72,546	19.4%

Domestic site leasing operating income increased $74.7 million for the six months ended June 30, 2022, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased $2.3 million for the six months ended June 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $0.4 million. These changes were primarily due to higher segment operating profit partially offset by increases in selling, general, and administrative expenses, depreciation, accretion, and amortization expense, and asset impairment and decommission costs.

Site development operating income increased $10.6 million for the six months ended June 30, 2022, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile, DISH Wireless, and Verizon.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$4,020	$1,179	$118	$2,723	231.0%
Interest expense	(166,566)	(180,639)	(3)	14,076	(7.8%)
Non-cash interest expense	(23,054)	(23,615)	(1)	562	(2.4%)
Amortization of deferred financing fees	(9,804)	(9,755)	—	(49)	0.5%
Loss from extinguishment of debt, net	—	(13,672)	—	13,672	(100.0%)
Other income, net	42,019	20,410	20,130	1,479	(30.8%)
Total	$(153,385)	$(206,092)	$20,244	$32,463	(14.0%)

Interest income increased $2.8 million for the six months ended June 30, 2022, as compared to the prior year. This change was primarily due to a higher amount of interest-bearing deposits held as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $14.1 million for the six months ended June 30, 2022, as compared to the prior year primarily due to a lower weighted-average interest rate, partially offset by a higher average principal amount of cash interest bearing debt outstanding.

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

Other income, net includes a $45.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the six months ended June 30, 2022, while the prior year period included a $25.0 million gain.

Provision for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(36,914)	$(26,328)	$(10,752)	$166	(0.9%)

Provision for income taxes increased $10.6 million for the six months ended June 30, 2022, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $0.2 million. These changes were primarily due to an increase in state taxes offset by a decrease in deferred foreign taxes.

Net Income (Loss):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$257,458	$140,922	$11,361	$105,175	84.5%

Net income increased $116.5 million for the six months ended June 30, 2022. On a constant currency basis, net income increased $105.2 million. These changes were primarily due to an increase in operating income and decreases in interest expense, and loss from the extinguishment of debt.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$69,151	$152,669	$(116,778)	$33,260	42.2%
Non-cash straight-line leasing revenue	(9,846)	(9,515)	67	(398)	4.2%
Non-cash straight-line ground lease expense	721	2,007	(21)	(1,265)	(63.0%)
Non-cash compensation	23,900	21,643	(165)	2,422	11.2%
Loss from extinguishment of debt, net	—	2,020	—	(2,020)	(100.0%)
Other expense (income), net	66,141	(108,849)	176,265	(1,275)	(43.2%)
Acquisition and new business initiatives
related adjustments and expenses	6,829	6,794	134	(99)	(1.5%)
Asset impairment and decommission costs	8,521	3,797	(127)	4,851	127.8%
Interest income	(1,517)	(547)	(42)	(928)	169.7%
Interest expense (1)	100,766	107,221	3	(6,458)	(6.0%)
Depreciation, accretion, and amortization	176,392	175,469	1,276	(353)	(0.2%)
(Benefit) provision for income taxes (2)	(3,302)	47,485	(58,268)	7,481	77.8%
Adjusted EBITDA	$437,756	$400,194	$2,344	$35,218	8.8%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$257,458	$140,922	$11,361	$105,175	84.5%
Non-cash straight-line leasing revenue	(17,846)	(10,091)	118	(7,873)	78.0%
Non-cash straight-line ground lease expense	1,774	4,648	(26)	(2,848)	(61.3%)
Non-cash compensation	48,648	42,066	(110)	6,692	15.9%
Loss from extinguishment of debt, net	—	13,672	—	(13,672)	(100.0%)
Other income, net	(42,019)	(20,410)	(20,130)	(1,479)	30.8%
Acquisition and new business initiatives
related adjustments and expenses	11,933	11,795	146	(8)	(0.1%)
Asset impairment and decommission costs	17,033	8,700	(47)	8,380	96.3%
Interest income	(4,020)	(1,179)	(118)	(2,723)	231.0%
Interest expense (1)	199,424	214,009	4	(14,589)	(6.8%)
Depreciation, accretion, and amortization	350,716	359,350	2,116	(10,750)	(3.0%)
Provision for income taxes (2)	38,409	26,783	10,758	868	4.8%
Adjusted EBITDA	$861,510	$790,265	$4,072	$67,173	8.5%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $261 and $235 of franchise taxes for the three months ended June 30, 2022 and 2021, respectively, and $1,495 and $455 of franchise taxes for the six months ended June 30, 2022 and 2021, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $37.6 million for the three months ended June 30, 2022, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $35.2 million. These changes were primarily due to an increase in segment operating profit in each of our three segments, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $71.2 million for the six months ended June 30, 2022, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $67.2 million. These changes were primarily due to an increase in segment operating profit in each of our three segments, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the six months ended June 30,
	2022	2021

	(in thousands)
Cash provided by operating activities	$664,597	$638,282
Cash used in investing activities	(485,695)	(1,184,754)
Cash (used in) provided by financing activities	(376,004)	545,394
Change in cash, cash equivalents, and restricted cash	(197,102)	(1,078)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	12,454	(2,920)
Cash, cash equivalents, and restricted cash, beginning of period	435,626	342,808
Cash, cash equivalents, and restricted cash, end of period	$250,978	$338,810

Operating Activities

Cash provided by operating activities was $664.6 million for the six months ended June 30, 2022 as compared to $638.3 million for the six months ended June 30, 2021. The increase was primarily due to an increase in operating profit, partially offset by an increase in cash outflows associated with working capital changes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months ended June 30,
	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$(286,528)	$(168,885)
Acquisition of right-of-use assets (3)	(2,220)	(947,698)
Land buyouts and other assets (4)(5)	(64,830)	(13,268)
Construction and related costs	(43,445)	(22,587)
Augmentation and tower upgrades	(23,532)	(14,437)
Tower maintenance	(19,396)	(16,292)
General corporate	(4,598)	(2,059)
Other investing activities (6)	(41,146)	472
Net cash used in investing activities	$(485,695)	$(1,184,754)

(1)During the six months ended June 30, 2022, we closed on 1,445 sites from Airtel Tanzania for $176.1 million. Legal title has been fully transferred for 1,105 of the towers. The remaining 340 towers are pending post-closing site level documentation and due diligence and continue to be accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which we anticipate to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, we have all the economic rights and obligations related to these towers.

(2)The six months ended June 30, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(3)During the six months ended June 30, 2021, we acquired the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E for $955.8 million. The difference between the purchase price and the cash acquisition amount is due to working capital adjustments.

(4)Excludes $6.5 million and $6.4 million spent to extend ground lease terms for the six months ended June 30, 2022 and 2021, respectively.

(5)Includes amounts paid related to the acquisition of a data center in Brazil during the second quarter of 2022.

(6)Includes amounts paid for the purchase of and received from the sale of short-term investments during the six months ended June 30, 2022.

Subsequent to June 30, 2022, we purchased or are under contract to purchase approximately 200 communication sites for an aggregate consideration of $85.0 million in cash. Additionally, we are under contract to purchase approximately 2,600 sites from Grupo TorreSur in Brazil for $725.0 million. We anticipate that these acquisitions will be consummated by the end of the fourth quarter of 2022.

For 2022, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $46.0 million to $56.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,410.0 million to $1,430.0 million. We expect to fund these cash capital expenditures from, among other sources, cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended June 30,
	2022	2021

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$180,000	$(295,000)
Proceeds from issuance of Senior Notes, net of fees (1)	—	1,485,512
Repayment of Senior Notes (1)	—	(757,500)
Proceeds from issuance of Tower Securities, net of fees (1)	—	1,152,631
Repayment of Tower Securities (1)	—	(760,000)
Repurchase and retirement of common stock (2)	(431,666)	(168,922)
Payment of dividends on common stock	(153,438)	(126,893)
Proceeds from employee stock purchase/stock option plans, net of taxes	10,618	27,140
Other financing activities	18,482	(11,574)
Net cash (used in) provided by financing activities	$(376,004)	$545,394

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information, refer to Item 2. Issuer Purchases of Equity Securities.

Dividends

For the six months ended June 30, 2022, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022
April 24, 2022	May 19, 2022	$0.71	$76.6 million	June 14, 2022

Dividends paid in 2022 were ordinary taxable dividends.

Subsequent to June 30, 2022, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

July 31, 2022	August 25, 2022	$0.71	September 20, 2022

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2022, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2022, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II LLC, our wholly owned subsidiary (“SBA Senior Finance II”) is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, July 7, 2026. Furthermore, the Revolving Credit Facility provides mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate and incorporates sustainability-linked targets which will adjust the Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period. We received a 0.05% reduction in the applicable spread and a 0.01% reduction in the commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021.

During the three months ended June 30, 2022, we repaid $150.0 million of the outstanding balance under the Revolving Credit Facility. During the six months ended June 30, 2022, we borrowed $330.0 million and repaid $150.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2022, there was $530.0 million outstanding under the Revolving Credit Facility accruing interest at 3.050%. In addition, SBA Senior Finance II was required to pay a commitment fee of 0.19% per annum on the amount of the unused commitment. As of June 30, 2022, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Subsequent to June 30, 2022, we repaid an additional $50.0 million under the Revolving Credit Facility, and as of the date of this filing, $480.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2022, the 2018 Term Loan was accruing interest at 3.420% per annum.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

During the three and six months ended June 30, 2022, we repaid an aggregate of $6.0 million and $12.0 million of principal on the 2018 Term Loan, respectively. As of June 30, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of June 30, 2022, we, through the Trust, had issued and outstanding an aggregate of $6.7 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,903 tower sites owned by the Borrowers as of June 30, 2022. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

As of June 30, 2022, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of June 30, 2022:

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

Debt Service

As of June 30, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of June 30, 2022 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$18,008
2018 Term Loan (2)	72,648
2014-2C Tower Securities	24,185
2018-1C Tower Securities	662,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$1,003,661

(1)As of June 30, 2022, $530.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2022, we repaid an additional $50.0 million under the Revolving Credit Facility, and as of the date of this filing, $480.0 million was outstanding.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$530,000	$—	$530,000	$530,000
2018 Term Loan	12,000	24,000	24,000	2,244,000	—	—	2,304,000	2,217,600
2014-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	614,656
2018-1C Tower Securities (1)	—	640,000	—	—	—	—	640,000	638,336
2019-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,125,029
2020-1C Tower Securities (1)	—	—	—	—	750,000	—	750,000	704,318
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	558,750
2021-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,066,756
2021-2C Tower Securities (1)	—	—	—	—	—	895,000	895,000	817,430
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	801,106
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,366,485
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,228,545
Total debt obligation	$12,000	$664,000	$644,000	$3,409,000	$2,445,000	$5,390,000	$12,564,000	$11,669,011

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2022, approximately 16.7% of our revenues and approximately 21.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2022. As of June 30, 2022, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the six months ended June 30, 2022.

As of June 30, 2022, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2022 would have resulted in approximately $75.3 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2022.

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

•our intent to grow our tower portfolio domestically and internationally and expand through acquisitions (including the timing and consummation of our acquisition of Grupo TorreSur in Brazil), new builds, and organic lease up on existing towers;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2022. Based on such evaluation, such officers have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

SBA COMMUNICATIONS CORPORATION

August 4, 2022	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 4, 2022	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)