Form 10-Q
period 2022-09-30
SBA COMMUNICATIONS CORP
filed 2022-11-03
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,965,538 shares of Class A common stock as of October 25, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$201,211	$367,278
Restricted cash	75,166	65,561
Accounts receivable, net	116,966	101,950
Costs and estimated earnings in excess of billings on uncompleted contracts	81,665	48,844
Prepaid expenses and other current assets	54,805	30,813
Total current assets	529,813	614,446
Property and equipment, net	2,658,366	2,575,487
Intangible assets, net	2,701,939	2,803,247
Operating lease right-of-use assets, net	2,325,009	2,268,470
Acquired and other right-of-use assets, net	989,685	964,405
Other assets	744,202	575,644
Total assets	$9,949,014	$9,801,699
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$51,314	$34,066
Accrued expenses	96,176	68,070
Current maturities of long-term debt	663,181	24,000
Deferred revenue	216,927	184,380
Accrued interest	25,106	49,096
Current lease liabilities	255,609	238,497
Other current liabilities	30,066	18,222
Total current liabilities	1,338,379	616,331
Long-term liabilities:
Long-term debt, net	11,696,068	12,278,694
Long-term lease liabilities	2,017,760	1,981,353
Other long-term liabilities	221,022	191,475
Total long-term liabilities	13,934,850	14,451,522
Redeemable noncontrolling interests	40,615	17,250
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,964 shares and
108,956 shares issued and outstanding at September 30, 2022 and December 31, 2021,
respectively	1,080	1,089
Additional paid-in capital	2,756,215	2,681,347
Accumulated deficit	(7,508,231)	(7,203,531)
Accumulated other comprehensive loss, net	(613,894)	(762,309)
Total shareholders' deficit	(5,364,830)	(5,283,404)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,949,014	$9,801,699

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Revenues:
Site leasing	$587,302	$535,492	$1,726,967	$1,564,814
Site development	88,282	53,813	220,393	148,882
Total revenues	675,584	589,305	1,947,360	1,713,696
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	112,013	98,666	330,682	289,510
Cost of site development	65,540	41,357	165,809	116,172
Selling, general, and administrative expenses (1)	65,843	51,000	191,241	156,546
Acquisition and new business initiatives related
adjustments and expenses	6,844	5,730	18,776	17,525
Asset impairment and decommission costs	8,532	9,860	25,565	18,560
Depreciation, accretion, and amortization	173,825	170,916	524,541	530,266
Total operating expenses	432,597	377,529	1,256,614	1,128,579
Operating income	242,987	211,776	690,746	585,117
Other income (expense):
Interest income	2,858	945	6,878	2,124
Interest expense	(86,961)	(89,199)	(253,528)	(269,839)
Non-cash interest expense	(11,528)	(11,820)	(34,582)	(35,436)
Amortization of deferred financing fees	(4,955)	(4,934)	(14,758)	(14,690)
Loss from extinguishment of debt, net	—	—	—	(13,672)
Other (expense) income, net	(39,756)	(69,804)	2,262	(49,390)
Total other expense net	(140,342)	(174,812)	(293,728)	(380,903)
Income before income taxes	102,645	36,964	397,018	204,214
(Provision) benefit for income taxes	(2,883)	10,834	(39,797)	(15,494)
Net income	99,762	47,798	357,221	188,720
Net loss attributable to noncontrolling interests	247	—	929	—
Net income attributable to SBA Communications
Corporation	$100,009	$47,798	$358,150	$188,720
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.93	$0.44	$3.32	$1.72
Diluted	$0.91	$0.43	$3.27	$1.70
Weighted average number of common shares
Basic	107,916	109,577	107,950	109,487
Diluted	109,358	111,565	109,416	111,329

(1)Includes non-cash compensation of $24,945 and $16,589 for the three months ended September 30, 2022 and 2021, respectively, and $72,309 and $57,249 for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2022	2021	2022	2021

Net income	$99,762	$47,798	$357,221	$188,720
Adjustments related to interest rate swaps	53,336	9,898	162,491	58,251
Foreign currency translation adjustments	(40,757)	(51,415)	(14,277)	(31,181)
Comprehensive income	112,341	6,281	505,435	215,790
Comprehensive loss attributable to noncontrolling interests	247	—	1,130	—
Comprehensive income attributable to SBA
Communications Corporation	$112,588	$6,281	$506,565	$215,790

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2022	107,872	$1,079	$2,717,963	$(7,531,180)	$(626,473)	$(5,438,611)
Net income attributable to SBA
Communications Corporation	—	—	—	100,009	—	100,009
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	92	1	13,221	—	—	13,222
Non-cash stock compensation	—	—	26,017	—	—	26,017
Adjustments related to interest rate swaps	—	—	—	—	53,336	53,336
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(40,757)	(40,757)
Dividends and dividend equivalents
on common stock	—	—	—	(77,060)	—	(77,060)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(986)	—	—	(986)
BALANCE, September 30, 2022	107,964	$1,080	$2,756,215	$(7,508,231)	$(613,894)	$(5,364,830)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	358,150	—	358,150
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	308	3	23,797	—	—	23,800
Non-cash stock compensation	—	—	75,566	—	—	75,566
Adjustments related to interest rate swaps	—	—	—	—	162,491	162,491
Repurchase and retirement of common stock	(1,300)	(12)	—	(431,654)	—	(431,666)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(14,076)	(14,076)
Dividends and dividend equivalents
on common stock	—	—	—	(231,196)	—	(231,196)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(24,495)	—	—	(24,495)
BALANCE, September 30, 2022	107,964	$1,080	$2,756,215	$(7,508,231)	$(613,894)	$(5,364,830)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2021	109,534	$1,095	$2,657,540	$(6,759,382)	$(738,995)	$(4,839,742)
Net income attributable to SBA
Communications Corporation	—	—	—	47,798	—	47,798
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	283	3	36,984	—	—	36,987
Non-cash stock compensation	—	—	17,410	—	—	17,410
Adjustments related to interest rate swaps	—	—	—	—	9,898	9,898
Repurchase and retirement of common stock	(337)	(3)	—	(115,418)	—	(115,421)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(51,415)	(51,415)
Dividends and dividend equivalents
on common stock	—	—	—	(63,820)	—	(63,820)
BALANCE, September 30, 2021	109,480	$1,095	$2,711,934	$(6,890,822)	$(780,512)	$(4,958,305)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2020	109,819	$1,098	$2,586,130	$(6,604,028)	$(807,582)	$(4,824,382)
Net income attributable to SBA
Communications Corporation	—	—	—	188,720	—	188,720
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	651	7	64,090	—	—	64,097
Non-cash stock compensation	—	—	60,197	—	—	60,197
Adjustments related to interest rate swaps	—	—	—	—	58,251	58,251
Repurchase and retirement of common stock	(990)	(10)	—	(284,333)	—	(284,343)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(31,181)	(31,181)
Dividends on common stock	—	—	—	(191,181)	—	(191,181)
Adjustment to redemption amount related to
noncontrolling interests	—	—	1,517	—	—	1,517
BALANCE, September 30, 2021	109,480	$1,095	$2,711,934	$(6,890,822)	$(780,512)	$(4,958,305)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357,221	$188,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	524,541	530,266
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(8,501)	42,582
Non-cash compensation expense	74,140	59,175
Non-cash asset impairment and decommission costs	25,202	17,935
Loss from extinguishment of debt, net	—	12,672
Deferred income tax provision (benefit)	15,532	(2,711)
Other non-cash items reflected in the Statements of Operations	55,013	58,725
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(33,895)	(6,371)
Prepaid expenses and other assets	(31,446)	(25,589)
Operating lease right-of-use assets, net	104,771	86,717
Accounts payable and accrued expenses	13,062	8,465
Accrued interest	(23,982)	(27,873)
Long-term lease liabilities	(96,092)	(83,885)
Other liabilities	21,500	32,502
Net cash provided by operating activities	997,066	891,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(418,721)	(1,187,754)
Capital expenditures	(148,348)	(90,407)
Purchase of investments	(506,581)	(755,530)
Proceeds from sale of investments	482,835	755,280
Other investing activities	(496)	589
Net cash used in investing activities	(591,311)	(1,277,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	330,000	810,000
Repayments under Revolving Credit Facility	(270,000)	(1,190,000)
Proceeds from issuance of Senior Notes, net of fees	—	1,485,512
Repayment of Senior Notes	—	(757,500)
Proceeds from issuance of Tower Securities, net of fees	—	1,152,437
Repayment of Tower Securities	—	(760,000)
Repurchase and retirement of common stock	(431,666)	(284,343)
Payment of dividends on common stock	(230,102)	(190,456)
Proceeds from employee stock purchase/stock option plans	33,745	73,152
Payments related to taxes on stock options and restricted stock units	(9,905)	(9,025)
Other financing activities	11,860	(21,165)
Net cash (used in) provided by financing activities	(566,068)	308,612
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,561	(10,529)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(155,752)	(88,409)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	435,626	342,808
End of period	$279,874	$254,399

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$277,219	$298,589
Income taxes	$18,848	$20,153

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$137,126	$27,691
Operating lease modifications and reassessments	$36,181	$21,829
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,701	$1,765

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

For foreign subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities of such subsidiaries, which are not denominated in U.S. dollars, are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Remeasurement gains and losses are reported as Other (expense) income, net in the Consolidated Statements of Operations.

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other (expense) income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $25.5 million loss and a $45.0 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2022 and 2021, respectively, and a $4.3 million gain and a $28.4 million loss, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2022 and 2021, respectively, due to changes in foreign exchange rates. During the nine months ended September 30, 2022, the Company funded $86.2 million and repaid $101.7 million of the intercompany loans. As of September 30, 2022 and December 31, 2021, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $855.5 million and $872.9 million, respectively. Additionally, subsequent to September 30, 2022, the Company funded $680.0 million to its Brazilian subsidiary through an intercompany loan to complete its previously announced acquisition with Grupo TorreSur (GTS).

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Asset impairment (1)	$6,952	$8,323	$21,626	$13,691
Write-off of carrying value of decommissioned towers	1,275	1,130	3,599	3,718
Other (including third party decommission costs)	305	407	340	1,151
Total asset impairment and decommission costs	$8,532	$9,860	$25,565	$18,560

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future discounted cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $44.0 million and $47.9 million as of September 30, 2022 and December 31, 2021, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of September 30, 2022 and December 31, 2021, the Company had $21.1 million and $0.8 million of short-term investments, respectively. For the nine months ended September 30, 2022, the Company purchased $501.6 million and sold $481.6 million of short-term investments. For the nine months ended September 30, 2021, the Company purchased $755.4 million and sold $755.3 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2022	December 31, 2021	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$201,211	$367,278	Cash and cash equivalents
Securitization escrow accounts	69,478	64,764	Restricted cash - current asset
Payment, performance bonds, and other	5,688	797	Restricted cash - current asset
Surety bonds and workers compensation	3,497	2,787	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$279,874	$435,626

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $5.5 million held in escrow as of September 30, 2022, related to the Company’s acquisition activities.

Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2022 and December 31, 2021, the Company had $42.6 million and $42.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2022 and December 31, 2021, the Company had pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Costs incurred on uncompleted contracts	$119,320	$75,967
Estimated earnings	44,147	28,851
Billings to date	(98,398)	(61,628)
	$65,069	$43,190

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,665	$48,844
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(16,596)	(5,654)
	$65,069	$43,190

At September 30, 2022 and December 31, 2021, the eight largest customers comprised 99.8% and 98.8%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Short-term investments	$21,139	$778
Prepaid real estate taxes	4,500	3,331
Prepaid taxes	7,070	11,096
Other current assets	22,096	15,608
Total prepaid expenses and other current assets	$54,805	$30,813

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Straight-line rent receivable	$378,836	$348,519
Interest rate swap asset (1)	189,150	60,324
Loans receivable	38,359	37,376
Deferred lease costs, net	7,512	6,345
Deferred tax asset - long term	30,705	51,918
Long-term investments	44,025	47,889
Other	55,615	23,273
Total other assets	$744,202	$575,644

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$57,439	$48,255	$343,967	$217,140
Acquisition of right-of-use assets (3)	—	694	2,220	948,392
Land buyouts and other assets (4)(5)	7,704	8,954	72,534	22,222
Total cash acquisition capital expenditures	$65,143	$57,903	$418,721	$1,187,754

(1)During the nine months ended September 30, 2022, the Company closed on 1,445 sites under the previously announced deal with Airtel Tanzania for $176.1 million. Legal title has been fully transferred for 1,234 of the towers. The remaining 211 towers are pending post-closing due diligence and continue to be accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which the Company anticipates to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, the Company has all the economic rights and obligations related to these towers.

(2)The nine months ended September 30, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(3)During the nine months ended September 30, 2021, the Company acquired the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E for $969.9 million. The difference between the purchase price and the cash acquisition amount is due to working capital adjustments. The Company accounted for the payment with respect to these sites as a right-of-use asset, which is recorded in acquired and other right of use assets, net on its Consolidated Balance Sheets. The payments associated with the right of use assets will be amortized over 70 years.

(4)In addition, the Company paid $4.3 million and $4.1 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2022 and 2021, respectively, and paid $10.6 million and $11.3 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

(5)The nine months ended September 30, 2022 includes amounts paid related to the acquisition of a data center in Brazil during the second quarter of 2022.

During the nine months ended September 30, 2022, the Company acquired 2,148 towers and related assets and liabilities consisting of $117.9 million of property and equipment, net, $194.5 million of intangible assets, net, $119.7 million of operating lease right-of-use assets, net, $36.6 million of acquired and other right-of-use assets, net, $24.3 million of acquisition related holdbacks, $101.4 million of long-term lease liabilities, and $1.0 million of other net assets assumed. All acquisitions in the nine months ended September 30, 2022 were accounted for as asset acquisitions except for one acquisition, purchased for $49.9 million in cash which was accounted for as a business combination.

On October 11, 2022, the Company completed the previously announced acquisition of 2,632 sites from GTS in Brazil for $725.0 million in cash, net of working capital adjustments. The Company used borrowings under the Revolving Credit Facility and cash on hand to fund the acquisition.

Additionally, subsequent to September 30, 2022, the Company purchased or is under contract to purchase approximately 34 communication sites for an aggregate consideration of approximately $28.5 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the first quarter of 2023.

The maximum potential obligation related to contingent consideration for acquisitions were $10.5 million and $11.6 million as of September 30, 2022 and December 31, 2021, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Towers and related assets (1)	$5,544,056	$5,323,803
Construction-in-process (2)	72,470	47,565
Furniture, equipment, and vehicles	65,196	59,939
Land, buildings, and improvements	875,996	848,051
Total property and equipment	6,557,718	6,279,358
Less: accumulated depreciation	(3,899,352)	(3,703,871)
Property and equipment, net	$2,658,366	$2,575,487

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $68.3 million and $66.2 million for the three months ended September 30, 2022 and 2021, respectively, and $205.0 million and $206.0 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, unpaid capital expenditures that are included in accounts payable and accrued expenses were $12.7 million and $7.3 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2022			As of December 31, 2021
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,035,013	$(2,974,375)	$2,060,638	$4,890,427	$(2,749,594)	$2,140,833
Network location intangibles	1,839,563	(1,198,262)	641,301	1,783,640	(1,121,226)	662,414
Intangible assets, net	$6,874,576	$(4,172,637)	$2,701,939	$6,674,067	$(3,870,820)	$2,803,247

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $100.4 million and $100.3 million for the three months ended September 30, 2022 and 2021, respectively, and $303.0 million and $313.2 million for the nine months ended September 30, 2022 and 2021, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Salaries and benefits	$25,161	$24,962
Real estate and property taxes	10,118	8,336
Unpaid capital expenditures	12,666	7,295
Acquisition related holdbacks	25,408	957
Other	22,823	26,520
Total accrued expenses	$96,176	$68,070

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2022			December 31, 2021
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$410,000	$410,000	$410,000	$350,000	$350,000	$350,000
2018 Term Loan	Apr. 11, 2025	2,298,000	2,231,933	2,289,183	2,316,000	2,289,945	2,304,697
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	603,359	617,845	620,000	641,793	617,095
2018-1C Tower Securities (1)	Mar. 9, 2023	640,000	636,070	639,181	640,000	650,163	637,812
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,103,989	1,159,249	1,165,000	1,174,728	1,157,446
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	685,043	745,120	750,000	746,498	744,052
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	536,328	595,381	600,000	605,268	594,774
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,029,872	1,155,337	1,165,000	1,144,846	1,153,700
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	786,034	887,172	895,000	883,213	886,116
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	753,393	886,429	895,000	902,446	885,976
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,337,610	1,486,293	1,500,000	1,550,790	1,484,178
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,217,535	1,488,059	1,500,000	1,446,975	1,486,848
Total debt		$12,438,000	$11,331,166	$12,359,249	$12,396,000	$12,386,665	$12,302,694
Less: current maturities of long-term debt				(663,181)			(24,000)
Total long-term debt, net of current maturities				$11,696,068			$12,278,694

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2022		2021		2022		2021
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2022	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

						(in thousands)
Revolving Credit Facility	4.540%	$4,896	$—	$996	$—	$10,778	$—	$4,717	$—
2018 Term Loan (1)	2.328%	13,038	11,440	11,156	11,441	35,565	34,318	33,220	34,314
2013-2C Tower Securities	—	—	—	5,396	—	—	—	16,188	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	18,138	—	18,138	—
2017-1C Tower Securities	—	—	—	—	—	—	—	9,201	—
2018-1C Tower Securities	3.448%	5,570	—	5,570	—	16,711	—	16,711	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	25,072	—	25,072	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	10,793	—	10,793	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	10,619	—	10,619	—
2021-1C Tower Securities	1.631%	4,870	—	4,850	—	14,567	—	7,401	—
2021-2C Tower Securities	1.840%	4,196	—	—	—	12,587	—	—	—
2021-3C Tower Securities	2.593%	5,873	—	—	—	17,619	—	—	—
2016 Senior Notes	—	—	—	13,406	293	—	—	40,219	869
2017 Senior Notes	—	—	—	—	—	—	—	2,333	—
2020 Senior Notes	3.875%	14,531	88	14,531	86	43,594	264	43,594	253
2021 Senior Notes	3.125%	11,719	—	11,719	—	35,156	—	31,510	—
Other		727	—	34	—	2,329	—	123	—
Total		$86,961	$11,528	$89,199	$11,820	$253,528	$34,582	$269,839	$35,436

(1)The 2018 Term Loan has a blended rate of 2.328%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 4.870% as of September 30, 2022. Refer to Note 17 for more information on the Company’s interest rate swap.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the revolving credit facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	September 30, 2022 (1)	September 30, 2022 (2)	September 30, 2022

Revolving Credit Facility	4.540%	0.190%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2021.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021

The table below summarizes the Company’s revolving credit facility activity during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Beginning outstanding balance	$530,000	$85,000	$350,000	$380,000
Borrowings	—	—	330,000	810,000
Repayments	(120,000)	(85,000)	(270,000)	(1,190,000)
Ending outstanding balance	$410,000	$—	$410,000	$—

Subsequent to September 30, 2022, the Company borrowed $625.0 million and repaid $40.0 million under the Revolving Credit Facility, and as of the date of this filing, $995.0 million was outstanding.

Term Loan under the Senior Credit Agreement

During the three and nine months ended September 30, 2022, the Company repaid an aggregate of $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of September 30, 2022, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Total number of shares purchased (in millions) (1)	—	0.4	1.3	1.1
Average price paid per share (1)	$—	$340.70	$332.00	$291.48
Total price paid (in millions) (1)	$—	$150.0	$431.6	$318.9

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the nine months ended September 30, 2022, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022
April 24, 2022	May 19, 2022	$0.71	$76.6 million	June 14, 2022
July 31, 2022	August 25, 2022	$0.71	$76.7 million	September 20, 2022

Dividends paid in 2022 were ordinary taxable dividends.

Subsequent to September 30, 2022, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

October 30, 2022	November 17, 2022	$0.71	December 15, 2022

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

For the nine
months ended
September 30, 2022

Risk free interest rate	2.53%
Dividend yield	0.9%
Expected volatility	27%
Expected lives	4.3 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2022 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2021	1,899	$157.76
Granted	10	$328.99
Exercised	(203)	$142.94
Forfeited/canceled	(3)	$173.16
Outstanding at September 30, 2022	1,703	$160.49	2.7	$211,774
Exercisable at September 30, 2022	1,436	$155.10	2.5	$186,080
Unvested at September 30, 2022	267	$189.63	3.7	$25,694

The weighted-average per share fair value of options granted during the nine months ended September 30, 2022 was $82.28. The total intrinsic value for options exercised during the nine months ended September 30, 2022 was $40.3 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2022:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2021	243	$230.20	298	$304.46
Granted	105	$329.40	140	$389.44
Vested	(116)	$219.41	(2)	$330.97
Forfeited/canceled	(8)	$281.00	(6)	$329.07
Outstanding at September 30, 2022	224	$280.87	430	$332.30

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

13.INCOME TAXES

The primary reasons for the difference between the Company’s effective tax rate and the U.S. statutory rate are the Company’s REIT election and the Company’s full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary (“TRS”). The TRS has concluded that a full valuation allowance is appropriate for the current period. A foreign tax provision is recognized because certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2022	(in thousands)
Revenues (1)	$449,595	$137,707	$88,282	$—	$675,584
Cost of revenues (2)	66,423	45,590	65,540	—	177,553
Operating profit	383,172	92,117	22,742	—	498,031
Selling, general, and administrative expenses	26,189	14,952	5,711	18,991	65,843
Acquisition and new business initiatives
related adjustments and expenses	4,318	2,526	—	—	6,844
Asset impairment and decommission costs	7,835	697	—	—	8,532
Depreciation, amortization and accretion	122,149	49,530	624	1,522	173,825
Operating income (loss)	222,681	24,412	16,407	(20,513)	242,987
Other expense (principally interest
expense and other expense)				(140,342)	(140,342)
Income before income taxes					102,645
Cash capital expenditures (3)	48,522	73,007	1,367	933	123,829

For the three months ended September 30, 2021
Revenues (1)	$426,758	$108,734	$53,813	$—	$589,305
Cost of revenues (2)	65,260	33,406	41,357	—	140,023
Operating profit	361,498	75,328	12,456	—	449,282
Selling, general, and administrative expenses	27,983	9,272	4,791	8,954	51,000
Acquisition and new business initiatives
related adjustments and expenses	2,911	2,819	—	—	5,730
Asset impairment and decommission costs	6,113	3,747	—	—	9,860
Depreciation, amortization and accretion	123,705	45,035	565	1,611	170,916
Operating income (loss)	200,786	14,455	7,100	(10,565)	211,776
Other expense (principally interest
expense and other expense)				(174,812)	(174,812)
Income before income taxes					36,964
Cash capital expenditures (3)	39,062	51,897	221	1,755	92,935

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2022	(in thousands)
Revenues (1)	$1,324,666	$402,301	$220,393	$—	$1,947,360
Cost of revenues (2)	197,995	132,687	165,809	—	496,491
Operating profit	1,126,671	269,614	54,584	—	1,450,869
Selling, general, and administrative expenses	75,787	45,519	16,445	53,490	191,241
Acquisition and new business initiatives
related adjustments and expenses	10,705	8,071	—	—	18,776
Asset impairment and decommission costs	20,407	5,158	—	—	25,565
Depreciation, amortization and accretion	367,853	150,008	1,831	4,849	524,541
Operating income (loss)	651,919	60,858	36,308	(58,339)	690,746
Other expense (principally interest
expense and other expense)				(293,728)	(293,728)
Income before income taxes					397,018
Cash capital expenditures (3)	182,494	380,072	4,061	4,143	570,770

For the nine months ended September 30, 2021
Revenues (1)	$1,249,291	$315,523	$148,882	$—	$1,713,696
Cost of revenues (2)	194,455	95,055	116,172	—	405,682
Operating profit	1,054,836	220,468	32,710	—	1,308,014
Selling, general, and administrative expenses	85,240	26,553	14,574	30,179	156,546
Acquisition and new business initiatives
related adjustments and expenses	10,839	6,686	—	—	17,525
Asset impairment and decommission costs	12,674	5,740	—	146	18,560
Depreciation, amortization and accretion	390,730	132,900	1,727	4,909	530,266
Operating income (loss)	555,353	48,589	16,409	(35,234)	585,117
Other expense (principally interest
expense and other expense)				(380,903)	(380,903)
Income before income taxes					204,214
Cash capital expenditures (3)	1,186,791	87,572	1,812	3,751	1,279,926

	Domestic Site	Int'l Site	Site
	Leasing	Leasing (1)	Development	Other (4)	Total

Assets	(in thousands)
As of September 30, 2022	$6,400,854	$3,055,310	$125,512	$367,338	$9,949,014
As of December 31, 2021	$6,628,156	$2,870,503	$87,410	$215,630	$9,801,699

(1)For the three months ended September 30, 2022 and 2021, site leasing revenue in Brazil was $70.7 million and $60.7 million, respectively. For the nine months ended September 30, 2022 and 2021, site leasing revenue in Brazil was $209.8 million and $174.5 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total revenues in any of the periods presented. Total long-lived assets in Brazil were $0.9 billion as of September 30, 2022 and December 31, 2021.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income attributable to SBA Communications Corporation by the weighted-average number of shares of Class A common stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to SBA Communications Corporation by the weighted-average number of shares of Class A common stock outstanding adjusted for any dilutive Class A common stock equivalents, including unvested RSUs, PSUs, and shares issuable upon exercise of stock options as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to SBA
Communications Corporation	$100,009	$47,798	$358,150	$188,720
Denominator:
Basic weighted-average shares outstanding	107,916	109,577	107,950	109,487
Dilutive impact of stock options, RSUs, and PSUs	1,442	1,988	1,466	1,842
Diluted weighted-average shares outstanding	109,358	111,565	109,416	111,329
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.93	$0.44	$3.32	$1.72
Diluted	$0.91	$0.43	$3.27	$1.70

For the three and nine months ended September 30, 2022 and 2021, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of September 30, 2022 are as follows (in thousands):

	September 30,	December 31,
	2022	2021

Beginning balance	$17,250	$15,194
Net loss attributable to noncontrolling interests	(929)	—
Foreign currency translation adjustments	(201)	—
Purchase of noncontrolling interests	—	(18,000)
Contribution from joint venture partner	—	17,250
Adjustment to redemption amount	24,495	2,806
Ending balance	$40,615	$17,250

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of September 30, 2022, the hedge remains highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. As of September 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $189.2 million and $60.3 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate $114.7 million gain and a $47.8 million loss as of September 30, 2022 and December 31, 2021, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine months ended September 30, 2022 and 2021.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$42,114	$(1,324)	$128,826	$24,586

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$11,222	$11,222	$33,665	$33,665

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 96.3% of our total segment operating profit for the nine months ended September 30, 2022. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2022, we owned 36,519 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of September 30, 2022, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2022. In addition, as of September 30, 2022, approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index or (3) escalate using a combination of fixed and inflation adjusted escalators. As of September 30, 2022, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the nine months ended
Segment operating profit as a percentage of	September 30,		September 30,

total operating profit	2022	2021	2022	2021

Domestic site leasing	76.9%	80.5%	77.7%	80.6%
International site leasing	18.5%	16.7%	18.6%	16.9%
Total site leasing	95.4%	97.2%	96.3%	97.5%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$449,595	$426,758	$—	$22,837	5.4%
International site leasing	137,707	108,734	(3,272)	32,245	29.7%
Site development	88,282	53,813	—	34,469	64.1%
Total	$675,584	$589,305	$(3,272)	$89,551	15.2%
Cost of Revenues
Domestic site leasing	$66,423	$65,260	$—	$1,163	1.8%
International site leasing	45,590	33,406	(1,203)	13,387	40.1%
Site development	65,540	41,357	—	24,183	58.5%
Total	$177,553	$140,023	$(1,203)	$38,733	27.7%
Operating Profit
Domestic site leasing	$383,172	$361,498	$—	$21,674	6.0%
International site leasing	92,117	75,328	(2,069)	18,858	25.0%
Site development	22,742	12,456	—	10,286	82.6%

Revenues

Domestic site leasing revenues increased $22.8 million for the three months ended September 30, 2022, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 103 towers acquired and 9 towers built since July 1, 2021, partially offset by lease non-renewals.

International site leasing revenues increased $29.0 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $32.2 million. These changes were primarily due to (1) revenues from 2,248 towers acquired (including 1,445 towers under the deal with Airtel Tanzania) and 465 towers built since July 1, 2021, (2) an increase in reimbursable pass-through expenses due primarily to increases in CPI escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 12.0% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $34.5 million for the three months ended September 30, 2022, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and Verizon.

Operating Profit

Domestic site leasing segment operating profit increased $21.7 million for the three months ended September 30, 2022, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since July 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $16.8 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $18.9 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since July 1, 2021 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions and expansion into new markets.

Site development segment operating profit increased $10.3 million for the three months ended September 30, 2022, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and Verizon.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$26,189	$27,983	$—	$(1,794)	(6.4%)
International site leasing	14,952	9,272	(444)	6,124	66.0%
Total site leasing	$41,141	$37,255	$(444)	$4,330	11.6%
Site development	5,711	4,791	—	920	19.2%
Other	18,991	8,954	—	10,037	112.1%
Total	$65,843	$51,000	$(444)	$15,287	30.0%

Selling, general, and administrative expenses increased $14.8 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $15.3 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, and other support related costs due in part to our entry into new markets.

The decrease in Domestic site leasing (which has been allocated to International site leasing and Other selling, general, and administrative expenses) was primarily due to changes in our internal cost allocations.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,835	$6,113	$—	$1,722	28.2%
International site leasing	697	3,747	(42)	(3,008)	(80.3%)
Total	$8,532	$9,860	$(42)	$(1,286)	(13.0%)

Asset impairment and decommission costs decreased $1.3 million for the three months ended September 30, 2022, as compared to the prior year. These changes were primarily as a result of a decrease in impairment charges resulting from our regular analysis of whether the anticipated future discounted cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$122,149	$123,705	$—	$(1,556)	(1.3%)
International site leasing	49,530	45,035	(1,050)	5,545	12.3%
Total site leasing	$171,679	$168,740	$(1,050)	$3,989	2.4%
Site development	624	565	—	59	10.4%
Other	1,522	1,611	—	(89)	(5.5%)
Total	$173,825	$170,916	$(1,050)	$3,959	2.3%

Domestic site leasing depreciation, accretion, and amortization expense decreased $1.6 million for the three months ended September 30, 2022, as compared to the prior year. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since July 1, 2021.

International site leasing depreciation, accretion, and amortization expense increased $4.5 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $5.5 million. These changes were primarily due to the increase in the number of towers we acquired and built since July 1, 2021, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$222,681	$200,786	$—	$21,895	10.9%
International site leasing	24,412	14,455	(360)	10,317	71.4%
Total site leasing	$247,093	$215,241	$(360)	$32,212	15.0%
Site development	16,407	7,100	—	9,307	131.1%
Other	(20,513)	(10,565)	—	(9,948)	94.2%
Total	$242,987	$211,776	$(360)	$31,571	14.9%

Domestic site leasing operating income increased $21.9 million for the three months ended September 30, 2022, as compared to the prior year, primarily due to higher segment operating profit and decreases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased $10.0 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $10.3 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Site development operating income increased $9.3 million for the three months ended September 30, 2022, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and Verizon.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,858	$945	$(5)	$1,918	203.0%
Interest expense	(86,961)	(89,199)	(5)	2,243	(2.5%)
Non-cash interest expense	(11,528)	(11,820)	—	292	(2.5%)
Amortization of deferred financing fees	(4,955)	(4,934)	—	(21)	0.4%
Other expense, net	(39,756)	(69,804)	30,327	(279)	20.1%
Total	$(140,342)	$(174,812)	$30,317	$4,153	(3.9%)

Interest income increased $1.9 million for the three months ended September 30, 2022, as compared to the prior year. This change was primarily due to a higher amount of interest-bearing deposits held as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $2.2 million for the three months ended September 30, 2022, as compared to the prior year. This change was primarily due to a lower weighted average interest rate, partially offset by a higher average principal amount of cash-interest bearing debt outstanding.

Other expense, net includes a $37.4 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2022, while the prior year period included a $67.6 million loss.

(Provision) Benefit for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(2,883)	$10,834	$(10,792)	$(2,925)	24.3%

Provision for income taxes increased $13.7 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, provision for income taxes increased $2.9 million primarily due to increases in current state taxes and withholding taxes offset by a decrease in deferred withholding taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$99,762	$47,798	$19,165	$32,799	35.1%

Net income increased $52.0 million for the three months ended September 30, 2022, as compared to the prior year. On a constant currency basis, net income increased $32.8 million due to increases in operating income and interest income and a decrease in interest expense, partially offset by an increase in provision for income taxes.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,324,666	$1,249,291	$—	$75,375	6.0%
International site leasing	402,301	315,523	2,411	84,367	26.7%
Site development	220,393	148,882	—	71,511	48.0%
Total	$1,947,360	$1,713,696	$2,411	$231,253	13.5%
Cost of Revenues
Domestic site leasing	$197,995	$194,455	$—	$3,540	1.8%
International site leasing	132,687	95,055	606	37,026	39.0%
Site development	165,809	116,172	—	49,637	42.7%
Total	$496,491	$405,682	$606	$90,203	22.2%
Operating Profit
Domestic site leasing	$1,126,671	$1,054,836	$—	$71,835	6.8%
International site leasing	269,614	220,468	1,805	47,341	21.5%
Site development	54,584	32,710	—	21,874	66.9%

Revenues

Domestic site leasing revenues increased $75.4 million for the nine months ended September 30, 2022, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 863 towers acquired (including wireless tenant licenses on 715 utility transmission structures from the PG&E transaction) and 12 towers built since January 1, 2021, partially offset by lease non-renewals.

International site leasing revenues increased $86.8 million for the nine months ended September 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $84.4 million. These changes were primarily due to (1) revenues from 2,276 towers acquired (including 1,445 towers under the deal with Airtel Tanzania) and 622 towers built since January 1, 2021, (2) an increase in reimbursable pass-through expenses due primarily to increases in CPI escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-

renewals. Site leasing revenue in Brazil represented 12.2% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $71.5 million for the nine months ended September 30, 2022, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile and Verizon.

Operating Profit

Domestic site leasing segment operating profit increased $71.8 million for the nine months ended September 30, 2022, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $49.1 million for the nine months ended September 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $47.3 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions and expansion into new markets.

Site development segment operating profit increased $21.9 million for the nine months ended September 30, 2022, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile and Verizon.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$75,787	$85,240	$—	$(9,453)	(11.1%)
International site leasing	45,519	26,553	(655)	19,621	73.9%
Total site leasing	$121,306	$111,793	$(655)	$10,168	9.1%
Site development	16,445	14,574	—	1,871	12.8%
Other	53,490	30,179	—	23,311	77.2%
Total	$191,241	$156,546	$(655)	$35,350	22.6%

Selling, general, and administrative expenses increased $34.7 million for the nine months ended September 30, 2022, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $35.4 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, and other support related costs due in part to our entry into new markets.

The decrease in Domestic site leasing (which has been allocated to International site leasing and Other selling, general, and administrative expenses) was primarily due to changes in our internal cost allocations.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$20,407	$12,674	$—	$7,733	61.0%
International site leasing	5,158	5,740	(89)	(493)	(8.6%)
Total site leasing	$25,565	$18,414	$(89)	$7,240	39.3%
Other	—	146	—	(146)	(100.0%)
Total	$25,565	$18,560	$(89)	$7,094	38.2%

Asset impairment and decommission costs increased $7.0 million, on an actual and constant currency basis, for the nine months ended September 30, 2022, as compared to the prior year. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$367,853	$390,730	$—	$(22,877)	(5.9%)
International site leasing	150,008	132,900	1,066	16,042	12.1%
Total site leasing	$517,861	$523,630	$1,066	$(6,835)	(1.3%)
Site development	1,831	1,727	—	104	6.0%
Other	4,849	4,909	—	(60)	(1.2%)
Total	$524,541	$530,266	$1,066	$(6,791)	(1.3%)

Domestic site leasing depreciation, accretion, and amortization expense decreased $22.9 million for the nine months ended September 30, 2022, as compared to the prior year. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2021.

International site leasing depreciation, accretion, and amortization expense increased $17.1 million for the nine months ended September 30, 2022, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $16.0 million. These changes were primarily due to the increase in the number of towers we acquired and built since January 1, 2021, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$651,919	$555,353	$—	$96,566	17.4%
International site leasing	60,858	48,589	1,511	10,758	22.1%
Total site leasing	$712,777	$603,942	$1,511	$107,324	17.8%
Site development	36,308	16,409	—	19,899	121.3%
Other	(58,339)	(35,234)	—	(23,105)	65.6%
Total	$690,746	$585,117	$1,511	$104,118	17.8%

Domestic site leasing operating income increased $96.6 million for the nine months ended September 30, 2022, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased $12.3 million for the nine months ended September 30, 2022, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $10.8 million. These changes were primarily due to higher segment operating profit and decreased asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Site development operating income increased $19.9 million for the nine months ended September 30, 2022, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile and Verizon.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$6,878	$2,124	$114	$4,640	218.5%
Interest expense	(253,528)	(269,839)	(8)	16,319	(6.0%)
Non-cash interest expense	(34,582)	(35,436)	—	854	(2.4%)
Amortization of deferred financing fees	(14,758)	(14,690)	—	(68)	0.5%
Loss from extinguishment of debt, net	—	(13,672)	—	13,672	(100.0%)
Other income (expense), net	2,262	(49,390)	50,453	1,199	(19.4%)
Total	$(293,728)	$(380,903)	$50,559	$36,616	(10.8%)

Interest income increased $4.8 million for the nine months ended September 30, 2022, as compared to the prior year. This change was primarily due to a higher amount of interest-bearing deposits held as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $16.3 million for the nine months ended September 30, 2022, as compared to the prior year primarily due to a lower weighted-average interest rate, partially offset by a higher average principal amount of cash interest bearing debt outstanding.

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

Other income, net includes a $8.5 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the nine months ended September 30, 2022, while the prior year period included a $42.6 million loss.

Provision for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(39,797)	$(15,494)	$(21,543)	$(2,760)	9.2%

Provision for income taxes increased $24.3 million for the nine months ended September 30, 2022, as compared to the prior year. On a constant currency basis, provision for income taxes increased $2.8 million. These changes were primarily due to an increase in state taxes offset by a decrease in deferred foreign taxes.

Net Income (Loss):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$357,221	$188,720	$30,527	$137,974	63.4%

Net income increased $168.5 million for the nine months ended September 30, 2022. On a constant currency basis, net income increased $138.0 million. These changes were primarily due to increases in operating income and interest income and decreases in interest expense and loss from the extinguishment of debt, partially offset by an increase in provision for income taxes.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$99,762	$47,798	$19,165	$32,799	35.1%
Non-cash straight-line leasing revenue	(11,686)	(10,392)	3	(1,297)	12.5%
Non-cash straight-line ground lease expense	478	1,734	(31)	(1,225)	(70.6%)
Non-cash compensation	25,492	17,111	(191)	8,572	50.1%
Other expense (income), net	39,756	69,804	(30,327)	279	20.1%
Acquisition and new business initiatives
related adjustments and expenses	6,844	5,730	(173)	1,287	22.5%
Asset impairment and decommission costs	8,532	9,860	(42)	(1,286)	(13.0%)
Interest income	(2,858)	(945)	5	(1,918)	203.0%
Interest expense (1)	103,444	105,953	5	(2,514)	(2.4%)
Depreciation, accretion, and amortization	173,825	170,916	(1,050)	3,959	2.3%
Provision (benefit) for income taxes (2)	3,170	(10,605)	10,790	2,985	24.3%
Adjusted EBITDA	$446,759	$406,964	$(1,846)	$41,641	10.2%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$357,221	$188,720	$30,527	$137,974	63.4%
Non-cash straight-line leasing revenue	(29,542)	(20,483)	120	(9,179)	44.8%
Non-cash straight-line ground lease expense	2,253	6,383	(57)	(4,073)	(63.8%)
Non-cash compensation	74,140	59,175	(302)	15,267	25.8%
Loss from extinguishment of debt, net	—	13,672	—	(13,672)	(100.0%)
Other (income) expense, net	(2,262)	49,390	(50,453)	(1,199)	19.4%
Acquisition and new business initiatives
related adjustments and expenses	18,776	17,525	(28)	1,279	7.3%
Asset impairment and decommission costs	25,565	18,560	(89)	7,094	38.2%
Interest income	(6,878)	(2,124)	(114)	(4,640)	218.5%
Interest expense (1)	302,868	319,965	8	(17,105)	(5.3%)
Depreciation, accretion, and amortization	524,541	530,266	1,066	(6,791)	(1.3%)
Provision for income taxes (2)	41,579	16,178	21,548	3,853	12.6%
Adjusted EBITDA	$1,308,261	$1,197,227	$2,226	$108,808	9.1%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $287 and $229 of franchise taxes for the three months ended September 30, 2022 and 2021, respectively, and $1,782 and $684 of franchise taxes for the nine months ended September 30, 2022 and 2021, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $39.8 million for the three months ended September 30, 2022, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $41.6 million. These changes were primarily due to an increase in segment operating profit in each of our three segments, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $111.0 million for the nine months ended September 30, 2022, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $108.8 million. These changes were primarily due to an increase in segment operating profit in each of our three segments, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended September 30,
	2022	2021

	(in thousands)
Cash provided by operating activities	$997,066	$891,330
Cash used in investing activities	(591,311)	(1,277,822)
Cash (used in) provided by financing activities	(566,068)	308,612
Change in cash, cash equivalents, and restricted cash	(160,313)	(77,880)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	4,561	(10,529)
Cash, cash equivalents, and restricted cash, beginning of period	435,626	342,808
Cash, cash equivalents, and restricted cash, end of period	$279,874	$254,399

Operating Activities

Cash provided by operating activities was $997.1 million for the nine months ended September 30, 2022 as compared to $891.3 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in operating profit, partially offset by an increase in cash outflows associated with working capital changes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months ended September 30,
	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$(343,967)	$(217,140)
Acquisition of right-of-use assets (3)	(2,220)	(948,392)
Land buyouts and other assets (4)(5)	(72,534)	(22,222)
Construction and related costs	(72,275)	(39,182)
Augmentation and tower upgrades	(39,514)	(22,886)
Tower maintenance	(29,975)	(25,243)
General corporate	(6,584)	(3,096)
Other investing activities (6)	(24,242)	339
Net cash used in investing activities	$(591,311)	$(1,277,822)

(1)During the nine months ended September 30, 2022, we closed on 1,445 sites from Airtel Tanzania for $176.1 million. Legal title has been fully transferred for 1,234 of the towers. The remaining 211 towers are pending post-closing due diligence and continue to be accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which we anticipate to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, we have all the economic rights and obligations related to these towers.

(2)The nine months ended September 30, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(3)During the nine months ended September 30, 2021, we acquired the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E for $969.9 million, net of working capital adjustments.

(4)Excludes $10.6 million and $11.3 million spent to extend ground lease terms for the nine months ended September 30, 2022 and 2021, respectively.

(5)The nine months ended September 30, 2022 includes amounts paid related to the acquisition of a data center in Brazil during the second quarter of 2022.

(6)The nine months ended September 30, 2022 includes amounts paid for the purchase of and received from the sale of short-term investments.

On October 11, 2022, we completed the previously announced acquisition of 2,632 sites from Grupo TorreSur in Brazil for $725.0 million in cash, net of working capital adjustments. We used borrowings under the Revolving Credit Facility and cash on hand to fund the acquisition.

Additionally, subsequent to September 30, 2022, we purchased or are under contract to purchase approximately 34 communication sites for an aggregate consideration of $28.5 million in cash. We anticipate that these acquisitions will be consummated by the end of the first quarter of 2023.

For 2022, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $48.0 million to $53.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,380.0 million to $1,390.0 million. We expect to fund these cash capital expenditures from, among other sources, cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended September 30,
	2022	2021

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$60,000	$(380,000)
Proceeds from issuance of Senior Notes, net of fees (1)	—	1,485,512
Repayment of Senior Notes (1)	—	(757,500)
Proceeds from issuance of Tower Securities, net of fees (1)	—	1,152,437
Repayment of Tower Securities (1)	—	(760,000)
Repurchase and retirement of common stock (2)	(431,666)	(284,343)
Payment of dividends on common stock	(230,102)	(190,456)
Proceeds from employee stock purchase/stock option plans, net of taxes	23,840	64,127
Other financing activities	11,860	(21,165)
Net cash (used in) provided by financing activities	$(566,068)	$308,612

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information, refer to Item 2. Issuer Purchases of Equity Securities.

Dividends

For the nine months ended September 30, 2022, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022
April 24, 2022	May 19, 2022	$0.71	$76.6 million	June 14, 2022
July 31, 2022	August 25, 2022	$0.71	$76.7 million	September 20, 2022

Dividends paid in 2022 were ordinary taxable dividends.

Subsequent to September 30, 2022, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

October 30, 2022	November 17, 2022	$0.71	December 15, 2022

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2022, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2022, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

The key terms of the revolving credit facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	September 30, 2022 (1)	September 30, 2022 (2)	September 30, 2022

Revolving Credit Facility	4.540%	0.190%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2021.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021.

The table below summarizes the Company’s revolving credit facility activity during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Beginning outstanding balance	$530,000	$85,000	$350,000	$380,000
Borrowings	—	—	330,000	810,000
Repayments	(120,000)	(85,000)	(270,000)	(1,190,000)
Ending outstanding balance	$410,000	$—	$410,000	$—

Subsequent to September 30, 2022, we borrowed $625.0 million and repaid an additional $40.0 million under the Revolving Credit Facility, and as of the date of this filing, $995.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2022, the 2018 Term Loan was accruing interest at 4.870% per annum.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

During the three and nine months ended September 30, 2022, we repaid an aggregate of $6.0 million and $18.0 million of principal on the 2018 Term Loan, respectively. As of September 30, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of September 30, 2022, we, through the Trust, had issued and outstanding an aggregate of $6.7 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,902 tower sites owned by the Borrowers as of September 30, 2022. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of the date of this filing:

Security	Issue Date	Amount Outstanding	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2014-2C Tower Securities	Oct. 15, 2014	$620.0 million	3.869%	Oct. 8, 2024	Oct. 8, 2049
2018-1C Tower Securities	Mar. 9, 2018	$640.0 million	3.448%	Mar. 9, 2023	Mar. 9, 2048
2019-1C Tower Securities	Sep. 13, 2019	$1.165 billion	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0 million	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0 million	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1.165 billion	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0 million	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0 million	2.593%	Oct. 9, 2031	Oct. 10, 2056

(1)Interest payable monthly

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of the date of this filing:

Security	Issue Date	Amount Outstanding	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2018-1R Tower Securities	Mar. 9, 2018	$33.7 million	4.949%	Mar. 9, 2023	Mar. 9, 2048
2019-1R Tower Securities	Sep. 13, 2019	$61.4 million	4.213%	Jan. 12, 2025	Jan. 12, 2050
2020-2R Tower Securities	Jul. 14, 2020	$71.1 million	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4 million	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3 million	4.090%	Oct. 9, 2031	Oct. 10, 2056

(1)Interest payable monthly

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Accordingly, principal and interest payments made on the 2018-1R Tower Securities, 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, and 2021-3R Tower Securities eliminate in consolidation.

As of September 30, 2022, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of September 30, 2022:

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

Debt Service

As of September 30, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2022 (in thousands):

Revolving Credit Facility (1)	$20,685
2018 Term Loan (2)	77,489
2014-2C Tower Securities	24,185
2018-1C Tower Securities (3)	662,270
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$1,011,179

(1)As of September 30, 2022, $410.0 million was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2022, we borrowed $625.0 million and repaid an additional $40.0 million under the Revolving Credit Facility, and as of the date of this filing, $995.0 million was outstanding.

(2)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

(3)Estimate of debt service requirements reflects the repayment of $640.0 million principal due on the 2018-1C Tower Securities and 12 months of interest at the current rate. We expect to refinance these securities prior to the maturity date at current market rates that are expected to be higher than the current interest rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$410,000	$—	$410,000	$410,000
2018 Term Loan	6,000	24,000	24,000	2,244,000	—	—	2,298,000	2,231,933
2014-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	603,359
2018-1C Tower Securities (1)	—	640,000	—	—	—	—	640,000	636,070
2019-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,103,989
2020-1C Tower Securities (1)	—	—	—	—	750,000	—	750,000	685,043
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	536,328
2021-1C Tower Securities (1)	—	—	—	—	1,165,000	—	1,165,000	1,029,872
2021-2C Tower Securities (1)	—	—	—	—	—	895,000	895,000	786,034
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	753,393
2020 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,337,610
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,217,535
Total debt obligation	$6,000	$664,000	$644,000	$3,409,000	$2,325,000	$5,390,000	$12,438,000	$11,331,166

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Argentina, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2022, approximately 16.6% of our revenues and approximately 21.4% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2022. As of September 30, 2022, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the nine months ended September 30, 2022.

As of September 30, 2022, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2022 would have resulted in approximately $79.6 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

•our intent to grow our tower portfolio domestically and internationally and expand through acquisitions (including the timing and consummation of our pending site acquisitions), new builds, and organic lease up on existing towers;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2022. Based on such evaluation, such officers have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

SBA COMMUNICATIONS CORPORATION

November 3, 2022	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 3, 2022	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)