Form 10-K
period 2022-12-31
SBA COMMUNICATIONS CORP
filed 2023-03-01
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $34.2 billion as of June 30, 2022.

The number of shares outstanding of the Registrant’s common stock (as of February 15, 2023): Class A common stock — 108,038,955.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2022, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 96.2% of our total segment operating profit for the year ended December 31, 2022. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2022, we owned 39,311 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2022, we had an average of 1.9 tenants per tower structure.

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

•New Build Program. We build new towers domestically and internationally. In our new build program, we construct tower structures (1) under build-to-suit arrangements or (2) in locations that are strategically chosen by us. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants.

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

oCountry analysis – We consider the country’s economic and political stability and whether the country’s general business, legal, and regulatory environment is conducive to the sustainability and growth of our business.

oMarket potential – We analyze the expected demand for wireless services and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur.

oRisk adjusted return criteria – We consider whether buying or building towers in a country and providing our management and leasing services will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market (for example, the impact of foreign currency exchange rates and inflation, real estate, permitting, and taxation risks) and how our expansion meets our long-term strategic and financial objectives for the region and our business generally.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location-specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise, and relationships in each of our local markets which in turn enhances our customer relationships. We seek to replicate this operating model internationally. Due to our presence in local markets, we believe we are well positioned to organically grow our site leasing business and to capture new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have acquired perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so to the extent available at commercially reasonable prices. We believe that these perpetual easements, long-term leases, and other property interests will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2022, approximately 70% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 36 years. As of December 31, 2022, approximately 10.1% of our tower structures had ground leases or other property interests maturing in the next 10 years.

Exploring Opportunities in Evolving Technologies and Ancillary Services. In addition to our traditional tower-related services, we continue to explore ancillary services and evolving technologies that we believe will allow us to create additional value by leveraging our current assets, capabilities, and relationships with wireless service providers and others by expanding SBA’s business within the growing communications ecosystem. This includes supporting efforts for edge data centers and private networks utilizing cellular and Wi-Fi technologies. For example, we are exploring ways to participate in edge computing infrastructure to support existing and future customers’ increasing need to deploy computing capabilities to locations closer to their end users, such as regional data centers and smaller local data centers located at the base of our towers. SBA owns three regional data centers and multiple tower-based data centers in support of this initiative. With regard to open-access networks, SBA works with real estate developers in deploying networks that are accessible throughout a community’s various common areas and resident amenities. We have also partnered with carriers and high-traffic consumer retailers in developing systems for the offloading of data to wireless networks. Additionally, we are exploring opportunities to leverage tower assets and infrastructure to provide energy as a service, including through the deployment of on-site battery backup systems and solar energy solutions.

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

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as high-definition streaming, banking, gaming, social networking, enhanced web browsing, and machine-to-machine applications. According to a report published by Ericsson in November 2022, global total mobile data traffic was estimated to reach around 90 exabytes per month by the end of 2022 and is projected to grow by nearly a factor of 3.6x to reach 324 exabytes per month in 2028.

•The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites. For example, recent and future spectrum auctions, such as the C-Band auction, Auction 108, and Auction 110 in the U.S. are expected to continue to contribute to growth in the upcoming years. In addition, the continued deployment of 5G wireless technologies is expected to increase equipment installation at existing sites.

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

Domestic Site Leasing

As of December 31, 2022, we owned 17,416 sites in the United States and its territories. For the year ended December 31, 2022, we generated 76.1% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from T-Mobile, AT&T Wireless, Verizon Wireless, and DISH Wireless. In the United States, our tenant leases are generally for an initial term of five years to 10 years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific annual rent escalators, including renewal option periods. Our ground leases and other property interests in the United States are generally for an initial term of five years or more with multiple renewal periods, which are at our option, and provide for specific annual rent escalators. As of December 31, 2022, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2022.

International Site Leasing

We currently own and operate towers in 15 international markets throughout South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of December 31, 2022, we owned 21,895 sites in our international markets, of which approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 5% of our total towers. Our operations in our international markets are primarily in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues from all the major carriers in each of the 15 countries in which we operate. In our international markets, our tenant leases are either individual leases by tower site or governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site. Our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. Our tenant leases either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, and fuel.

In our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers that generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end-to-end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis through regional, market, and project offices. These market offices are responsible for all site development operations.

Customers

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2022	2021	2020

T-Mobile	36.4%	36.2%	34.5%
AT&T Wireless	19.6%	22.2%	24.1%
Verizon Wireless	14.5%	14.7%	14.1%

In addition to the Big 4 wireless carriers (T-Mobile, AT&T Wireless, Verizon Wireless, and DISH Wireless), we have also provided services or leased space to a number of customers including:

Airtel Tanzania	MTN	Tigo
Cellular South	NII Holdings	TIM
Claro	Oi S.A.	Telefonica
Freedom Mobile	SouthernLinc	U.S. Cellular
Liberty Technologies	Telkom	Vodacom

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

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) large independent tower companies including American Tower Corporation and Crown Castle International; (2) a number of regional independent tower owners; (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers; and (4) owners and operators of alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, utility poles, and electric transmission towers.

International Site Leasing – Internationally, our competition consists of wireless service providers that own and operate their own tower networks, large multinational, national, and regional independent tower companies, and alternative facilities such as rooftop, outdoor and indoor networks, billboards, utility poles, and electric transmission towers.

We believe that tower location and capacity, quality of service, density within a geographic market, and price historically have been and will continue to be the most significant competitive factors affecting the domestic and international site leasing business.

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

Human Capital

Our corporate offices are located in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. We consider our employee relations to be good. As of December 31, 2022, we had 1,834 employees of which 625 were based outside of the U.S. and its territories.

Diversity, Equity, and Inclusion. We recognize and appreciate the impact that our employees have on the success of our company, our customers, and the communities we serve. We pride ourselves in promoting an inclusive environment that celebrates and encourages all forms of diversity. We also value all those who serve our country and are proud to support military veterans and their families as they transition out of the military. As of December 31, 2022, women represented 41% of our global workforce and 41% of our U.S. employees identified as a racial or ethnic minority.

Talent Management. We recognize the value of attracting, developing, engaging, and retaining our talent. We invest in our employees’ professional growth and development by providing resources and opportunities to develop their skills and expand their expertise. We see diversity of thought and experiences as critical factors to the long-term success of SBA. As such, we are committed to building a pipeline of future business leaders by strategically recruiting and retaining diverse candidates.

Employee Well-Being. The well-being of our employees is a critical element of our culture, employee engagement, and productivity. Our global compensation and benefits strategy provides programs and resources focused on overall well-being. We offer a competitive total rewards package which includes market-based pay, performance-based annual incentive awards, healthcare and retirement benefits, holiday and paid time off, and tuition assistance.

Health and Safety. At SBA, providing a safe and healthy work environment for the protection of our employees is paramount. The safety of our tower climbers has been a key focus of the company since its founding. In 2013, we opened our internal facility "Tower U" which provides a rigorous multi-day safety certification program that is required for our employed tower climbers. We are proud that our average lost-day incident rate in the U.S. (days away from work due to workplace incidents) for 2022 was below the 2021 Bureau of Labor benchmark.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 76.1% of our total site leasing revenue for the year ended December 31, 2022, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations antennas operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site, compliance with the National Environmental Policy Act (“NEPA”), compliance with the National Historic Preservation Act (“NHPA”), compliance with the Endangered Species Act (“ESA”), and may require notification to the FAA and registration with the FCC.

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

Owners and operators of towers may be subject to, and therefore must comply with, environmental laws, including NEPA, NHPA, and ESA. Any licensed radio facility on a tower is subject to environmental review pursuant to NEPA, among other statutes, which requires federal agencies to evaluate the environmental impact of their decisions under certain circumstances. The FCC has issued regulations implementing NEPA. These regulations place responsibility on applicants to investigate potential environmental effects of their operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing or modifying a tower and prior to commencing certain operations of wireless communications or radio or television stations from the tower. In the event the FCC determines the proposed structure or operation would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower.

We generally indemnify our customers against any failure to comply with legal and regulatory compliance requirements applicable to tower owners or operators relating to the construction, modification, or placement of towers. Failure to comply with the applicable requirements may lead to civil penalties.

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

Environmental Regulation. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal injury or property damage. We are also subject to certain environmental laws that govern tower placement and may require pre-construction environmental studies. Our screening for environmental impacts includes evaluation of those of our tower site locations (1) that might be located in a wilderness area or a wildlife preserve, (2) that might affect threatened and endangered species or their habitat (ESA), (3) that might affect properties included in, or eligible for inclusion, in the National Register of Historic Places (NRHP) or Indian religious and cultural sites, (4) that might affect World Heritage areas and IUCN Category I-IV protected areas, (5) that will be located in a floodplain and where facility equipment will not be placed at least one foot above the base flood elevation of the floodplain, (6) whose construction will involve significant changes in surface features (e.g., in wetlands, water diversions, considerable ground disturbance, deforestation), (7) that might affect migratory birds if the towers are over 450 feet, (8) that involve high-intensity lighting in a residential area or would cause RF radiation over FCC-established limits, and (9) that would involve similar considerations under the laws or best practices of our international markets. When a tower site is impacted by any of the listed categories, we promptly complete an environmental assessment and obtain approval from the appropriate regulatory agency, which may include steps to mitigate the impact of construction or operation of the site. Our regional site managers typically inspect our tower sites annually and report on the presence of new bird nests. This ensures we minimize our impact and remain environmentally compliant during the operational life of our assets.

We believe that we are in substantial compliance with and we have no material liability under any applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities, and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions, and restrictive covenants imposed by community developers. These regulations vary greatly from jurisdiction to jurisdiction, but typically require tower owners to obtain approval from local officials or community standards organizations, or certain other entities prior to tower construction and establish regulations regarding maintenance and removal of towers. FCC rules establish presumptively reasonable time periods for state and local authorities to act on applications to collocate a facility or deploy a facility, such as a tower. In addition, many local zoning authorities require tower owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities generally have been unreceptive to construction of new towers in their communities because of the height and visibility of the towers, and have, in some instances, instituted moratoria. However, in August 2018, the FCC issued a declaratory ruling stating that express and de facto moratoria on deployment of telecommunications facilities violate the Communications Act. This FCC ruling has been affirmed by a federal appellate court.

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

Availability of Reports and Other Information

SBA Communications Corporation was incorporated in the State of Florida in March 1997 and is a real estate investment trust (“REIT”) for federal income tax purposes. Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investors – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results, ability to service our indebtedness, and stock price could be adversely affected.

Our domestic and international wireless service providers have and may continue to be subject to consolidation pressures arising from competitive pressures, spectrum limitations, the significant capital expenditures necessary to build out national networks on evolving technology and governmental policies seeking to limit the telecommunications infrastructure footprint within a market. Significant consolidation among our wireless service provider customers has resulted, and is expected to continue to result, in our customers failing to renew existing leases for tower space as a result of overlapping coverage, nearby locations, or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar.

Historically, the three largest domestic wireless service providers, T-Mobile, AT&T Wireless, and Verizon Wireless, have grown through acquisitions of other wireless service providers. As a result, the combined companies have rationalized duplicative parts of their networks, or networks have been discontinued. During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal (“churn”) of certain leases as a result of this merger. We currently expect that this churn will represent an aggregate of between $140.0 million and $190.0 million of cash site leasing revenue through 2028. The aggregate churn estimate includes both overlapping and adjacent Sprint leases. We do not expect the annual churn to be uniform over this period as the timing of the churn will depend on termination rights as well as the needs of the carrier.

Internationally, Oi S.A. (“Oi”) in Brazil and some of our wireless service providers in Central America have recently used consolidation to address financial or other competitive pressures. For example, in Brazil, Oi’s restructuring, which was substantially completed in December 2022, resulted in the sale of all of Oi’s wireless assets to the three other telecommunications providers in Brazil: Telefonica, Claro, and TIM. We expect this sale to result in churn of between $23.0 million and $33.0 million (including churn on our recently acquired sites from Grupo TorreSur (“GTS”)). While our leases with Oi have an average of six years remaining on the current term, we expect that churn associated with these leases could occur sooner than the current term end dates depending upon negotiations with each of the carriers.

If our domestic or international wireless service provider customers continue to consolidate, these consolidations could significantly impact the number of our tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

We depend on a relatively small number of customers for most of our revenue, and the loss, consolidation or financial instability of any of our significant customers may materially decrease our revenue and adversely affect our financial condition.

We derive a significant portion of our revenue from a small number of customers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures or operating expenses on the networks, or the loss, as a result of bankruptcy, merger with other customers of ours or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth.

We derive revenue through numerous site leasing and site development contracts. In the United States and our international markets, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space on our sites and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness.

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

While the U.S. wireless service provider market has recently reduced to three nationwide wireless service providers, AT&T Wireless, T-Mobile, and Verizon Wireless, we and most of the industry anticipate that the number of nationwide wireless service providers will increase to four again once DISH Wireless successfully builds out its nationwide network. If DISH Wireless is unable to successfully build-out its wireless network or is unable to successfully compete for customers once its network is built out, then our dependence on the three U.S. wireless service providers for our financial and operational growth will be exacerbated.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2022	2021	2020

T-Mobile	36.4%	36.2%	34.5%
AT&T Wireless	19.6%	22.2%	24.1%
Verizon Wireless	14.5%	14.7%	14.1%

We also have customer concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2022	2021	2020

T-Mobile	40.6%	40.2%	40.5%
AT&T Wireless	29.0%	30.5%	32.2%
Verizon Wireless	20.1%	19.8%	18.5%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2022 (1)	2021	2020

Telefonica	20.7%	16.3%	18.1%
Claro	19.0%	13.7%	14.5%
TIM	17.3%	7.2%	7.0%
Oi S.A.	3.9%	28.3%	28.7%

(1)Amounts reflect the sale of Oi’s wireless assets to Telefonica, Claro, and TIM.

	For the year ended December 31,
Percentage of Site Development Revenue	2022	2021	2020

T-Mobile	80.1%	78.2%	66.8%

Our variable rate indebtedness and refinancing obligations subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility and the Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the LIBOR rate. As of December 31, 2022, this indebtedness represented approximately $3.0 billion, or 23.3% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR and SOFR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to inflationary pressures on the U.S. economy and governmental action to combat inflation, interest rates have risen significantly in the past 12 months, and it appears likely that interest rates will increase during 2023 and may continue to increase, which will likely increase our interest expense on our variable rate indebtedness and decrease our net income. In addition, the increasing interest rates may result in higher interest expense on our current fixed rate indebtedness upon a refinancing.

Although we have used interest rate swaps to mitigate our interest rate risk from time to time, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument. As of December 31, 2022, we had interest rate swaps on a portion of our 2018 Term Loan that fixed $1.95 billion in notional value receiving interest at one-month LIBOR plus 175 basis points and paying a fixed rate of 1.874%.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021

	(in thousands)
Total principal amount of indebtedness	$12,952,000	$12,396,000
Shareholders' deficit	$(5,276,315)	$(5,283,404)

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

As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility, and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•we may be more vulnerable to general adverse economic and industry conditions;

•we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

•we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements that would be in our best long-term interests;

•we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including share repurchases, tower acquisition, and new build capital expenditures, or to satisfy our REIT distribution requirements;

•we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

If our wireless service provider customers are unable to access sufficient capital, or unwilling based on the economic cost of such capital or other reasons, to invest in their infrastructure or spectrum, it could reduce our ability to meet our growth expectations.

Each wireless service provider must have substantial capital resources and capabilities to deploy new spectrum in their wireless networks, including licenses for spectrum. For example, DISH Wireless has stated that it expects capital expenditures for its 5G network deployment to total approximately $10.0 billion. The ability and willingness of wireless services providers to maintain or increase capital expenditures may be adversely affected by macroeconomic conditions, such as increases in interest rates and inflation, as well as the impact of governmental steps taken to combat inflation. Higher interest rates increase the economic cost of available capital and may make it less favorable for wireless service providers to obtain capital for investment. If some or all of our wireless service provider customers, or potential customers, are unable to access sufficient capital, or unwilling based on the economic cost of such capital, to invest in the expansion of their networks, it could adversely affect our revenue growth. Wireless capital expenditures may also be adversely impacted by service provider decisions on debt levels, dividends, free cash flow goals, and a variety of other factors.

The discontinuation of LIBOR could adversely affect our operating results and financial condition.

LIBOR has been the subject of recent proposals for reform. The ICE Benchmark Administration Limited (“IBA”) ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and intends to cease all other tenors on June 30, 2023. These reforms caused the establishment of the U.S. Federal Reserve of New York’s ARRC working group, which proposed to replace U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR), which is calculated based on repurchase agreements entered into with the Federal Reserve which are fully secured by U.S. treasury securities. This alternative rate, or a rate similar to SOFR, would be used to calculate our interest rates and/or payments on our variable rate indebtedness under our Credit Agreement, which matures beyond 2023. Any new interest rate may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if

LIBOR was available in its current form. As such, the potential long-term effect of any such event is uncertain, but our cost of capital, financial results, cash flows, and results of operations might be adversely affected.

Our interest rate expense could increase as a result of the transition from LIBOR to an alternative reference rate. While we have amended our Revolving Credit Facility to provide mechanics relating to the replacement of LIBOR by an alternative benchmark rate, it is unclear the extent to which the alternative benchmark rates will be as predictable as LIBOR or if such rates will be more expensive or more volatile than LIBOR. Consequently, post termination of LIBOR, our variable rate indebtedness may be at interest rates that are higher than the interest rates that would have been applicable to our obligations if LIBOR was available in its current form.

Furthermore, as a result of the termination of LIBOR, the interest rate on our interest rate swaps may not exactly conform to whatever new fallback interest rate is utilized under our Credit Agreement. Moreover, if an entirely different interest rate is utilized for our Credit Agreement than the fallback rate on our interest rate swap, we may need to unwind our swap agreement and enter into a new swap agreement which would result in us incurring breakage costs on our existing swap agreement which we would need to pay to the swap agreement provider and those costs may be significant. If the fallback LIBOR rate under our interest rate swaps differs from the fallback LIBOR rate under our Credit Agreement but we keep our swap agreement outstanding, our interest rate swaps would be at least partially ineffective as a hedge and could require us to mark-to-market the ineffective portion of the interest rate swap through our income statement, although FASB has stated that it is expected to grant temporary relief at the outset of the termination of LIBOR from marking-to-market the ineffective portion of swap agreements should a portion of the swap agreement become ineffective due to the fallback to a rate that is different than the LIBOR fallback rate under the swap agreements. However, if this temporary relief should end while our swap agreement and Credit Agreement were still outstanding and utilizing different interest rates, it may have an adverse impact on our income statement.

Increasing competition in the tower industry may create pricing pressures or result in non-renewals that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. We believe that tower location and capacity, quality of service, density within a geographic market, and price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressures for tenants on towers from competitors could materially and adversely affect our lease rates or lead to non-renewals of existing leases. Furthermore, pricing pressures could lead to more prevalent network sharing, both domestically and internationally, which could reduce the demand for our tower space or lead to non-renewals of existing leases. In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

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

•international tower companies who have been in the international market for a longer period of time than we have; and

•alternative facilities such as rooftops, outdoor and indoor DAS networks, billboards, and electric transmission towers.

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

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers, and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these mid-sized tower transactions available, and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors and financial sponsors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect, or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon our wireless customers’ needs and the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect, or we may not be able to add as many towers as planned in 2023. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political, and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The site leasing revenues generated by our international operations were approximately 21.2% of our total revenues during the year ended December 31, 2022, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. As of December 31, 2022, approximately 14.3% of our tenant leases in our international markets include fixed escalators.

Currency fluctuations may negatively affect our results of operations.

Our operations in Ecuador, El Salvador, Guatemala, Nicaragua, and Panama are primarily denominated in U.S. Dollars. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2022, approximately 23.9% of our total site leasing revenue was generated by our international operations, of which 19.4% was generated in non-U.S. dollar currencies, including 12.8% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and strengthened 4.6% when comparing the average rate for the years ended December 31, 2022 and 2021. This fluctuation has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast, and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our foreign subsidiaries to borrow in U.S. Dollars. As of December 31, 2022 and 2021, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with our foreign subsidiaries was $1.5 billion and $872.9 million, respectively. In accordance with ASC 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real or the South African Rand, our results of operations would be adversely affected. For the years ended December 31, 2022 and 2021, we recorded a $12.9 million gain and a $44.3 million loss, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. For the year ended December 31, 2022, we funded $768.2 million and repaid $122.8 million under our intercompany loan agreements.

A slowdown in demand for wireless services could materially and adversely affect our future growth and revenues.

We expect a significant portion of our future revenue growth will result from investments in the deployment of new or fallow spectrum by our wireless service provider customers, including the build-out by DISH Wireless of a fourth nationwide network in the U.S. Wireless service providers typically invest in their networks in response to consumer demand for additional or higher quality service. Potential periods of economic downturn or decreases in discretionary income may also reduce consumer spending on, and demand for additional or higher quality wireless services. If consumers significantly reduce their use of wireless services or fail to widely adopt and use new wireless technologies and their products and applications, our wireless service provider customers could experience a reduction in the rate of growth of or a decrease in demand for their services and therefore reduce the amount they invest in their network.

Delays in the roll-out of new spectrum or deployment of new technologies could materially and adversely affect our future growth and revenues.

Our ability to grow is dependent on the ability and willingness of our wireless service provider customers to invest in the roll-out of new spectrum or new technologies. Much of the future capital investment by domestic wireless service providers is expected to result from the roll-out of 5G. However, the roll-out of prior spectrum, including 3G and 4G was often delayed and the roll-out of this spectrum may encounter similar interruptions. For example, in January 2022, several major U.S. wireless carriers had to temporarily delay deployment of new wireless facilities that were meant to facilitate the evolution of their wireless networks to 5G technology in response to concerns of the aviation industry that those 5G facilities could interfere with equipment used for aviation and could impede aviation safety. Although this issue has been substantially resolved, the deployment of new technologies has resulted, and may continue to result, in unexpected issues that could increase the cost or delay the deployment of new technologies.

The FCC continues to auction new bands of spectrum, including C-Band, Auction 108, and Auction 110. Our customers have been and are expected to be the primary winners of these auctions and subsequently deploy this spectrum on our portfolio which would provide us with a revenue growth opportunity. Any delays or failure of these auctions could negatively impact future demand for our towers. Similarly, any delays in the clearing or availability of this spectrum subsequent to these auctions could delay the related demand for our towers.

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

These factors could also have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of new technologies may not be realized at the times or to the extent anticipated. Any of these factors could have a material adverse effect on our business, results of operations, and financial condition.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their property interests to third parties, including property interest aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. For example, the land underneath 3,890 towers subject to non-terminable leases in Brazil is currently subject to concessions from the Federal Republic of Brazil. At the time we acquired 2,113 of these towers from Oi, we also entered into a right of first refusal to purchase such land to the extent that the Brazilian regulations permit those assets to be sold. Brazil adopted a new telecommunications law in 2021 that provides that these concessions may be converted into perpetual authorizations at the end of their terms and that provides a seller and/or the Brazilian government rights to sell the land underlying these assets. However, the amount, if any, that would be required to be paid to convert these concessions into authorizations and/or that we would be required to pay to purchase such interests has not yet been determined. At the end of the concession terms, in the event our customers have not opted to convert their concessions into authorizations, the Brazilian government may terminate the concessions and take possession of the land and the tower on such land. If the concessions are not renewed and we are unable to purchase the land, then our site leasing revenue from co-located tenants would terminate prior to the end of such leases. For the year ended December 31, 2022, we generated approximately 7.9% of our total international site leasing revenue from these 3,890 towers.

As of December 31, 2022, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 36 years, and approximately 10.1% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

We may not be able to fully recognize the anticipated benefits of towers that we acquire.

A key element of our growth strategy is to increase our tower portfolio through acquisitions. We are subject to a number of risks and uncertainties as a result of those acquisition activities. These activities may fail to achieve the benefits we expected from the acquisition, or the acquired assets may not meet our internal guidelines for current and future returns, particularly if we are required to place greater reliance on the financial and operational representations and warranties of the sellers in individually material acquisitions. The impact of these risks is further enhanced in acquisitions of towers in international markets, where it may be more challenging to analyze and verify all relevant information with respect to the assets being acquired. These risks could adversely affect our revenues and results of operations.

In addition, acquisitions which would be material in the aggregate may exacerbate the risks inherent with our growth strategy, such as (1) an adverse financial impact if the acquired towers do not achieve the projected financial results, (2) the impact of unanticipated costs associated with the acquisitions on our results of operations, (3) increased demands on our cash resources that may impact our ability to explore other opportunities, (4) undisclosed and assumed liabilities that we may be unable to recover, (5) an adverse impact on our existing customer relationships, (6) additional expenses and exposure to new regulatory, political, and economic risks, and (7) diversion of managerial attention.

As part of new acquisitions of tower assets in natural disaster-prone areas, we may assess asset exposure to physical risks and inspect assets for signs of climate-related damage to help us understand the degree of exposure to tornadoes, fires, hurricanes, floods, and earthquakes the site may face over the longer term. However, our environmental due diligence may not uncover all natural disaster-related risks to tower assets that we acquire, and our mitigation measures may not be successful, which could require us to incur significant expenditures and may have an adverse effect on our operations or financial condition.

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

These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions, or other opportunities. If we fail to comply with these covenants, it could result in an event of default under our debt instruments. If any default occurs, all amounts outstanding under our outstanding notes and the Senior Credit Agreement may become immediately due and payable.

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

The loss of the services of key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. Effective December 31, 2022, two of our senior executive officers retired and were replaced with internal executives, and on February 21, 2023, we announced that Jeffrey A. Stoops, our President and Chief Executive Officer, would retire effective December 31, 2023 and that Brendan T. Cavanagh, our Executive Vice President and Chief Financial Officer, would assume the position of Chief Executive Officer. In connection with the transition of these senior executive officers, there is a risk that our new executives may not have the same level of institutional knowledge or industry relationships as their predecessors or that we may not be able to retain these executives long-term. If any of our key personnel were to leave or retire, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state, and local regulation of our business, both in the U.S. and internationally. In the U.S., both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses or otherwise regulates wireless communications equipment, wireless radio stations, and radio and television broadcast stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers, or to modify or add new equipment to existing towers, are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation. Further, in connection with our previous acquisition of a building containing a data center, we also acquired a limited number of residential apartment units and became subject to additional federal, state, and local laws and regulations such as building, zoning, landlord/tenant, health and safety, and accessibility governing residential housing.

Tower owners may have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting, and lighting. Tower owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television broadcast stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including NEPA, NHPA, and ESA. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth. Local regulations, including municipal or local ordinances, zoning restrictions, and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. In our international operations, the impact of these zoning, permitting, and related regulations and restrictive covenants on our new builds, co-locations, and operations could be exacerbated as some of these markets may lack established permitting processes for towers, have inconsistencies between national and local regulations, and have other barriers to timely construction and permitting of towers. As a result, tower construction in some of our international markets may be delayed or halted or our acquired towers may not perform as anticipated. These factors could have a material adverse effect on our future growth and operations.

Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft, and exploiting potentially vulnerable services, such as virtual private networks and collaboration platforms as a result of increased remote working), errors, catastrophic events such as natural disasters, and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including data centers and our mobile edge computing initiative, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results.

Data privacy and protection laws are evolving globally and present risks related to our handling of sensitive data that could result in regulatory penalties or litigation.

A portion of the activities that support our business involve collection, storage, and transfer of sensitive data of our employees, tenants, ground lessors, and other third parties, including residential tenants as a result of our previous data center acquisition that included a limited number of residential apartment units. In recent years, there has been increased public attention regarding the protection of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection and information security. The evolving nature of privacy laws in the U.S. and the other countries where we have operations could impact our compliance costs in handling such data. Many data privacy regulations also grant private rights of action, including Brazil's General Data Protection Law and certain state laws, such as California's Consumer Privacy Act. As interpretation and enforcement of these and other future data privacy regulations and industry standards evolve, we may incur costs related to litigation or regulatory penalties if we are alleged to be non-compliant.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local, and foreign environmental and occupational safety and health laws and regulations (including climate-related), including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee, or operator of numerous tower structures, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials without regard to whether we, as the owner, lessee, or operator, knew of or were responsible for the contamination. We may be subject to potentially significant fines, penalties, or taxes if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition, and results of operations.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs generated prior to the 2018 tax year can be carried forward and used for up to 20 years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. NOLs generated starting in the 2018 tax year can be carried forward indefinitely but are subject to the 80% utilization limitation. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state, and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax benefits, including from our use of NOLs or other tax attributes, are challenged successfully by a taxing authority, we may be required to pay additional taxes or penalties, or make additional distributions, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to income tax and other taxes in the geographic areas where we hold assets or operate, and we periodically receive notifications of audits, assessments, or other actions by taxing authorities. In certain jurisdictions, taxing authorities may issue notices and assessments that may not be reflective of the actual tax liability for which we will ultimately be liable.

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. We disagree with the assessment and have filed an appeal with the higher appellate taxing authorities as we believe the proposed adjustments are without merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our results of operations or cash flows in any one period. As of December 31, 2022, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $89.7 million (excluding penalties and interest which, as of such date would have been $79.5 million).

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, to qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including towers and certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary (“TRS”)) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets, and securities issued by a TRS) may consist of the securities of any one issuer, and no more than 20% of the value of our total assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets in adverse market conditions or forgo otherwise attractive investments. These actions may reduce our income and amounts available for distributions to our shareholders.

In addition to the asset tests set forth above, to qualify and be subject to tax as a REIT, we will be required generally to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our shareholders. Our determination as to the timing or amount of future dividends will be based on a number of factors, including investment opportunities around our core business and the availability of our existing NOLs. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income (after the application of available NOLs, if any), we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code. These distribution requirements could hinder our ability to pursue otherwise attractive asset acquisition opportunities. Furthermore, our ability to compete for acquisition opportunities in domestic and international markets may be adversely affected if we need, or require, the target company to comply with certain REIT requirements. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders, and amounts available for making payments on our indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code. If we fail to remain qualified as a REIT, to the extent we have REIT taxable income and have utilized our NOLs, we would lose the ability to deduct dividends paid to our shareholders in computing our taxable income, be subject to U.S. federal income tax as a regular corporation on such taxable income and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership, and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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

From time to time, we may generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales, or offerings, to enable us to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and our leverage, decrease our Adjusted Funds From Operations, or require us to distribute amounts that would otherwise be invested in future acquisitions or stock repurchases.

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

The mortgage loan agreement related to our securitization transactions, the Senior Credit Agreement, and the indentures governing our 2020 Senior Notes and 2021 Senior Notes contain certain covenants that could limit our ability to make distributions to our shareholders. Under the mortgage loan agreement related to our securitization transactions, a failure to comply with the Debt Service Coverage Ratio in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. In addition, while the Senior Credit Agreement permits our subsidiaries to make distributions to us to satisfy our REIT distribution requirements, this authority is subject to condition that our subsidiaries are not then in default of their payment obligations under the Senior Credit Agreement or that we or any of our subsidiaries have filed an action relating to bankruptcy, insolvency, reorganization or relief of debtors. Furthermore, while the indentures governing the 2020 Senior Notes and 2021 Senior Notes permit us to make distributions to our shareholders to the extent such distributions are necessary to maintain our status as a REIT or to avoid entity level taxation, this authority is subject to the conditions that no default or event of default exists or would result therefrom and that the obligations under the 2020 Senior Notes or 2021 Senior Notes, as applicable, have not otherwise been accelerated.

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

REITs are required to distribute annually at least 90% of their REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). We may use our NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized, which may adversely affect the market value of our Class A common stock. The Code places limitations upon the future availability of NOLs based upon changes in our equity. If these occur, our ability to offset future income with existing NOLs may be limited.

The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases, when we believe our stock price is below its intrinsic value. The actual timing and amount of distributions will be as determined and declared by our Board of Directors and will depend on, among other factors, our NOLs, our financial condition, earnings, debt covenants, and other possible uses of such funds. Consequently, our future distribution levels may fluctuate.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which would reduce our cash flows, and would have potential deferred and contingent tax liabilities.

We may be subject to certain federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. In addition, we could be required, in certain circumstances, to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease our earnings and our available cash.

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

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 20% of the value of our total assets, in each case, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT. If we continue our international expansion, our TRS fair market value may cause us to exceed the above thresholds.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury Regulations, administrative interpretations, or court decisions could affect significantly and negatively our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

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

We began operating as a REIT in 2016 and may not be able to continue to operate successfully as a REIT. In addition, we are required to maintain substantial control systems and procedures in order to maintain our status as a REIT. We have also incurred additional legal, accounting, and other expenses that we did not incur prior to operating as a REIT and our management and other personnel have devoted additional time to comply with these rules and regulations and controls required for continued compliance with the Code. These factors may adversely affect our performance as a REIT. If our performance is adversely affected, it could affect our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts, and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends and instead generally are taxable at ordinary income rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years beginning before 2026, our non-corporate U.S. shareholders generally may deduct up to 20% of dividends paid by us, other than capital gain dividends and dividends treated as “qualified dividends.” Without further legislative action, this 20% deduction will expire on January 1, 2026.

Risks Related to Ownership of our Class A Common Stock

The REIT-related ownership and transfer restrictions may restrict or prevent our shareholders from engaging in certain transfers of our common stock.

In order for us to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, beneficially or constructively, by 5 or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than the first year for which an election to be subject to tax as a REIT has been made). In addition, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be taxed as a REIT has been made). Our articles of incorporation contain REIT-related ownership and transfer restrictions that generally restrict shareholders from owning more than 9.8%, by value or number of shares, whichever is more restrictive, of our outstanding shares of Class A common stock, or 9.8% in aggregate value of the outstanding shares of all classes and series of our capital stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the ownership limits. These ownership and transfer restrictions could have the effect of delaying, deferring, or preventing a transaction or a change in control that might involve a premium price for our capital stock or otherwise be in the best interest of our shareholders.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, right-of-use, and other similar interests. As of December 31, 2022, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 36 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2022, we had an average of 1.9 tenants per tower structure.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

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

As of February 15, 2023, there were 288 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2022, $545.2 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 96.2% of our total segment operating profit for the year ended December 31, 2022. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2022, we owned 39,311 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of December 31, 2022, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2022. In addition, as of December 31, 2022, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues from all the major carriers in each of the 16 countries in which we operate. Our tenant leases are either individual leases by tower site or governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site. Our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. Our tenant leases either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases, right-of-use, and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance;

•Fuel (in those international markets that do not have an available electric grid at our tower sites); and

•Lease initial direct cost amortization.

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of December 31, 2022, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

	For the year ended
Segment operating profit as a percentage of	December 31,

total operating profit	2022	2021	2020

Domestic site leasing	77.0%	80.7%	81.0%
International site leasing	19.2%	16.7%	17.4%
Total site leasing	96.2%	97.4%	98.4%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to when a customer does not renew its lease or cancels its lease prior to the end of its term) other than in connection with customer consolidation or cessations of specific technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion, and network coverage requirements.

During 2023, we expect organic site leasing revenue in both our domestic and international segments to increase over 2022 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal of certain leases as a result of this merger. We currently expect that this churn will represent an aggregate of between $140.0 million and $190.0 million of cash site leasing revenue through 2028. The aggregate churn estimate includes both overlapping and adjacent Sprint leases.

Site Development

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development revenues are earned primarily from providing a full range of end-to-end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas on existing infrastructure; (4) support in leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others on a local basis, through regional, market, and project offices. The market offices are responsible for all site development operations.

For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value, and by returning cash generated by our operations in the form of cash dividends. While the addition of a cash dividend to our capital allocation strategy has provided us with an additional tool to return value to our shareholders, we continue to believe that our priority is to make investments focused on increasing Adjusted Funds From Operations per share. Key elements of our capital allocation strategy include:

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2022, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years to 15 years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 89% of our total revenue for the year ended December 31, 2022.

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

The site development segment represents approximately 11% of our total revenues for the year ended December 31, 2022. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance for the years ended December 31, 2022 and 2021 was $184.4 million and $102.0 million, respectively, of which $59.6 million and $24.6 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

Lease Accounting

ASU No. 2016-02, Leases (“Topic 842”) requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. We have elected not to separate nonlease components from the associated lease component for all underlying classes of assets. In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. In making the determination of the period for which we are reasonably certain to remain on the site, we will assume optional renewals are reasonably certain of being exercised for the greater of: (1) a period sufficient to cover all tenants under their current committed term where we have provided rights to the tower not to exceed the contractual ground lease terms including renewals and (2) a period sufficient to recover the investment of significant leasehold improvements located on the site. For the discount rate, we use the rate implicit in the lease when available to discount lease payments to present value. However, our ground leases and other property interests generally do not provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount lease payments based on the lease term and lease currency. We use publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Refer to Note 2 in our Consolidated Financial Statements included in this annual report for further discussion on lease accounting.

Reference Rate Reform

ASU 2020-04, ASU 2021-01, and ASU 2022-06, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2024. The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. On July 7, 2021, we amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to “Debt Instruments and Debt Service Requirements” below for further discussion of the Revolving Credit Facility. As of December 31, 2022, we have not modified any other contracts as a result of reference rate reform and are evaluating the impact this standard may have on our consolidated financial statements.

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics on a GAAP basis and, with respect to our international and consolidated results, after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations. We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of realized and unrealized gains and losses on our intercompany loans.

Year Ended 2022 Compared to Year Ended 2021

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,777,593	$1,681,372	$—	$96,221	5.7%
International site leasing	558,982	422,715	4,432	131,835	31.2%
Site development	296,879	204,747	—	92,132	45.0%
Total	$2,633,454	$2,308,834	$4,432	$320,188	13.9%
Cost of Revenues
Domestic site leasing	$264,149	$258,612	$—	$5,537	2.1%
International site leasing	181,536	127,779	880	52,877	41.4%
Site development	222,965	159,093	—	63,872	40.1%
Total	$668,650	$545,484	$880	$122,286	22.4%
Operating Profit
Domestic site leasing	$1,513,444	$1,422,760	$—	$90,684	6.4%
International site leasing	377,446	294,936	3,552	78,958	26.8%
Site development	73,914	45,654	—	28,260	61.9%

Revenues

Domestic site leasing revenues increased $96.2 million for the year ended December 31, 2022, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 873 towers acquired (including wireless tenant licenses on 719 utility transmission structures from the PG&E transaction) and 19 towers built since January 1, 2021, partially offset by lease non-renewals.

International site leasing revenues increased $136.3 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $131.8 million. These changes were primarily due to (1) revenues from 4,908 towers acquired (including 1,445 towers from Airtel Tanzania and 2,632 sites from GTS in Brazil) and 777 towers built since January 1, 2021, (2) an increase in reimbursable pass-through expenses due primarily to increases in Tanzania fuel and energy pass-through costs and consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 12.8% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $92.1 million for the year ended December 31, 2022, as compared to prior year, as a result of increased carrier activity driven primarily by T-Mobile, Verizon Wireless, and DISH Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $90.7 million for the year ended December 31, 2022, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $82.5 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $79.0 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2021 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions and expansion into new markets.

Site development segment operating profit increased $28.3 million for the year ended December 31, 2022, as compared to the prior year, as a result of increased carrier activity driven primarily by T-Mobile, Verizon Wireless, and DISH Wireless.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$102,619	$115,458	$—	$(12,839)	(11.1%)
International site leasing	62,911	37,768	(712)	25,855	68.5%
Total site leasing	$165,530	$153,226	$(712)	$13,016	8.5%
Site development	22,911	20,636	—	2,275	11.0%
Other	73,412	46,167	—	27,245	59.0%
Total	$261,853	$220,029	$(712)	$42,536	19.3%

Selling, general, and administrative expenses increased $41.8 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $42.5 million. These changes were primarily as a result of increases in non-cash compensation, personnel, and other support related costs due in part to our entry into new markets.

The decrease in Domestic site leasing (which has been allocated to International site leasing and Other selling, general, and administrative expenses) was primarily due to changes in our internal cost allocations.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$33,880	$20,135	$—	$13,745	68.3%
International site leasing	9,280	12,763	(184)	(3,299)	(25.8%)
Total site leasing	$43,160	$32,898	$(184)	$10,446	31.8%
Other	—	146	—	(146)	(100.0%)
Total	$43,160	$33,044	$(184)	$10,300	31.2%

Asset impairment and decommission costs increased $10.1 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $10.3 million for the year ended December 31, 2022. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint.

Depreciation, Accretion, and Amortization Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$489,072	$514,234	$—	$(25,162)	(4.9%)
International site leasing	209,563	177,059	1,810	30,694	17.3%
Total site leasing	$698,635	$691,293	$1,810	$5,532	0.8%
Site development	2,521	2,295	—	226	9.8%
Other	6,420	6,573	—	(153)	(2.3%)
Total	$707,576	$700,161	$1,810	$5,605	0.8%

Domestic site leasing depreciation, accretion, and amortization expense decreased $25.2 million for the year ended December 31, 2022, as compared to the prior year. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2021.

International site leasing depreciation, accretion, and amortization expense increased $32.5 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $30.7 million. These changes were primarily due to the increase in the number of towers we acquired and built since January 1, 2021, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$874,593	$758,481	$—	$116,112	15.3%
International site leasing	82,165	54,177	2,581	25,407	46.9%
Total site leasing	$956,758	$812,658	$2,581	$141,519	17.4%
Site development	48,482	22,723	—	25,759	113.4%
Other	(79,832)	(52,886)	—	(26,946)	51.0%
Total	$925,408	$782,495	$2,581	$140,332	17.9%

Domestic site leasing operating income increased $116.1 million for the year ended December 31, 2022, as compared to the prior year, primarily due to higher segment operating profit, decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased $28.0 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $25.4 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by increases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses.

Site development operating income increased $25.8 million for the year ended December 31, 2022, as compared to the prior year, primarily due to higher segment operating profit driven by more activity from T-Mobile, Verizon Wireless, and DISH Wireless, partially offset by an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$10,133	$3,448	$126	$6,559	190.2%
Interest expense	(353,784)	(352,919)	(27)	(838)	0.2%
Non-cash interest expense	(46,109)	(47,085)	—	976	(2.1%)
Amortization of deferred financing fees	(19,835)	(19,589)	—	(246)	1.3%
Loss from extinguishment of debt, net	(437)	(39,502)	—	39,065	(98.9%)
Other income (expense), net	10,467	(74,284)	84,088	663	(9.6%)
Total	$(399,565)	$(529,931)	$84,187	$46,179	(10.0%)

Interest income increased $6.7 million for the year ended December 31, 2022, as compared to the prior year. This change was primarily due to a higher amount of interest-bearing deposits held as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense increased $0.9 million for the year ended December 31, 2022, as compared to the prior year. This change was primarily due to a higher average principal amount of cash interest bearing debt outstanding. Based on the current rising interest rate environment, we expect interest expense will increase in future periods.

Loss from extinguishment of debt was $0.4 million for the year ended December 31, 2022 representing the write-off of $0.4 million of the unamortized financing fees related to the repayment of the 2018-1C Tower Securities in December 2022. Loss from extinguishment of debt was $39.5 million for the year ended December 31, 2021 representing the payment of a $13.4 million call premium and the write-off of $10.3 million of the unamortized financing fees related to the redemption of the 2016 Senior Notes in November 2021, the payment of a $7.5 million call premium and the write-off of $4.2 million of the unamortized financing fees related to the redemption of the 2017 Senior Notes in February 2021, the write-off of $2.0 million of unamortized financing fees related to the repayment of the 2017-1C Tower Securities in May 2021, and the write-off of $2.0 million of unamortized financing fees related to the repayment of the 2013-2C Tower Securities in October 2021.

Other income (expense), net includes a $20.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the year ended December 31, 2022, while the prior year period included a $66.3 million loss.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(66,044)	$(14,940)	$(33,311)	$(17,793)	47.8%

Provision for income taxes increased $51.1 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, provision for income taxes increased $17.8 million. These changes were primarily due to increases in deferred foreign taxes and current state and foreign withholding taxes.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$459,799	$237,624	$53,457	$168,718	59.7%

Net income increased $222.2 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, net income increased $168.7 million. This change was primarily due to an increase in operating income, a decrease in loss from the extinguishment of debt, and an increase in interest income. This was partially offset by an increase in provision for income taxes.

Year Ended 2021 Compared to Year Ended 2020

For a discussion of our 2021 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on March 1, 2022.

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

We believe that Adjusted EBITDA is useful to investors or other interested parties in evaluating our financial performance. Adjusted EBITDA is the primary measure used by management (1) to evaluate the economic productivity of our operations and (2) for purposes of making decisions about allocating resources to, and assessing the performance of, our operations. Management believes that Adjusted EBITDA helps investors or other interested parties to meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors, by excluding the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization, and accretion) from our financial results. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2020 Senior Notes and 2021 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2022	2021	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$459,799	$237,624	$53,457	$168,718	59.7%
Non-cash straight-line leasing revenue	(38,675)	(30,117)	206	(8,764)	29.1%
Non-cash straight-line ground lease expense	2,653	7,766	(89)	(5,024)	(64.7%)
Non-cash compensation	99,909	84,402	(313)	15,820	18.7%
Loss from extinguishment of debt, net	437	39,502	—	(39,065)	(98.9%)
Other (income) expense, net	(10,467)	74,284	(84,088)	(663)	9.6%
Acquisition and new business initiatives
related adjustments and expenses	26,807	27,621	57	(871)	(3.2%)
Asset impairment and decommission costs	43,160	33,044	(184)	10,300	31.2%
Interest income	(10,133)	(3,448)	(126)	(6,559)	190.2%
Interest expense (1)	419,728	419,593	27	108	0.0%
Depreciation, accretion, and amortization	707,576	700,161	1,810	5,605	0.8%
Provision for income taxes (2)	68,183	15,847	33,317	19,019	49.9%
Adjusted EBITDA	$1,768,977	$1,606,279	$4,074	$158,624	9.9%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for income taxes includes $2,139 and $907 of franchise taxes for the year ended 2022 and 2021, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $162.7 million for the year ended December 31, 2022, as compared to the prior year. On a constant currency basis, Adjusted EBITDA increased $158.6 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Cash provided by operating activities	$1,285,700	$1,189,896
Cash used in investing activities	(1,393,654)	(1,423,260)
Cash (used in) provided by financing activities	(135,474)	339,264
Change in cash, cash equivalents, and restricted cash	(243,428)	105,900
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(2,915)	(13,082)
Cash, cash equivalents, and restricted cash, beginning of year	435,626	342,808
Cash, cash equivalents, and restricted cash, end of year	$189,283	$435,626

Operating Activities

Cash provided by operating activities was $1.3 billion for the year ended December 31, 2022 as compared to $1.2 billion for the year ended December 31, 2021. The increase was primarily due to an increase in operating profit, partially offset by an increase in cash outflows associated with working capital changes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)(3)	$(489,888)	$(274,752)
Acquisition of right-of-use assets (2)(4)	(602,574)	(950,536)
Land buyouts and other assets (5)(6)	(83,630)	(32,416)
Construction and related costs	(103,461)	(61,202)
Augmentation and tower upgrades	(60,656)	(33,103)
Tower maintenance	(41,568)	(34,541)
General corporate	(8,758)	(4,848)
Other investing activities	(3,119)	(31,862)
Net cash used in investing activities	$(1,393,654)	$(1,423,260)

(1)During the year ended December 31, 2022, we closed on 1,445 sites from Airtel Tanzania for $176.1 million. Legal title has been fully transferred for 1,295 of the towers. The remaining 150 towers are pending post-closing due diligence and continue to be accounted for as acquired and other right-of-use assets, net on the Consolidated Balance Sheets until transfer of title for these towers is completed, which we anticipate to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, we have all the economic rights and obligations related to these towers.

(2)During the year ended December 31, 2022, we acquired 2,632 sites from GTS in Brazil for $728.2 million, net of working capital adjustments, of which $168.5 million is included in acquisitions of towers and related intangible assets and $559.8 million is included in acquisition of right of use assets.

(3)The year ended December 31, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(4)During the year ended December 31, 2021, we acquired the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E for $950.5 million, net of working capital adjustments.

(5)Excludes $17.9 million and $16.3 million spent to extend ground lease terms for the years ended December 31, 2022 and 2021, respectively.

(6)The year ended December 31, 2022 includes amounts paid related to the acquisition of a data center.

Subsequent to December 31, 2022, we purchased or are under contract to purchase 31 communication sites for an aggregate consideration of $23.2 million in cash. We anticipate that these acquisitions will be consummated by the end of the second quarter of 2023.

For 2023, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $53.0 million to $63.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $283.0 million to $303.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$370,000	$(30,000)
Proceeds from issuance of Senior Notes, net of fees (1)	—	1,485,373
Repayment of Senior Notes (1)	—	(1,870,909)
Proceeds from issuance of Tower Securities, net of fees (1)	839,885	2,924,005
Repayment of Tower Securities (1)	(640,000)	(1,335,000)
Repurchase and retirement of common stock (2)	(431,666)	(582,578)
Payment of dividends on common stock	(306,766)	(253,580)
Proceeds from employee stock purchase/stock option plans, net of taxes	28,345	14,784
Other financing activities	4,728	(12,831)
Net cash (used in) provided by financing activities	$(135,474)	$339,264

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)As of the date of this filing, we had $504.7 million remaining under the current authorized share repurchase plan.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on March 1, 2022.

Dividend

For the year ended December 31, 2022, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022
April 24, 2022	May 19, 2022	$0.71	$76.6 million	June 14, 2022
July 31, 2022	August 25, 2022	$0.71	$76.7 million	September 20, 2022
October 30, 2022	November 17, 2022	$0.71	$76.7 million	December 15, 2022

Dividends paid in 2022 and 2021 were ordinary taxable dividends.

Subsequent to December 31, 2022, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 20, 2023	March 10, 2023	$0.85	March 24, 2023

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2022, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2022, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Net Debt (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days, and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	December 31, 2022 (1)	December 31, 2022 (2)	December 31, 2022

Revolving Credit Facility	5.610%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2021.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021.

The table below summarizes the Revolving Credit Facility’s activity during the years ended December 31, 2022 and 2021 (in thousands):

	For the year
	ended December 31,
	2022	2021

Beginning outstanding balance	$350,000	$380,000
Borrowings	975,000	1,935,000
Repayments	(605,000)	(1,965,000)
Ending outstanding balance	$720,000	$350,000

Subsequent to December 31, 2022, we borrowed an additional $15.0 million and repaid $165.0 million under the Revolving Credit Facility, and as of the date of this filing, $570.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2022, the 2018 Term Loan was accruing interest at 6.140% per annum. Principal payments on the 2018 Term Loan are made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date.

During the year ended December 31, 2022, we repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and intends to cease all other tenors on June 30, 2023. Since LIBOR will be ceasing, we will need to amend our credit facility to transition the 2018 Term Loan and the interest rate swap to an alternative benchmark rate before June 30, 2023.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2022, we, through the Trust, had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,896 tower sites owned by the Borrowers as of December 31, 2022. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the 2019-1C Tower Securities, 2020-1C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2022-1C Tower Securities) or eighteen months (in the case of the components corresponding to the 2014-2C Tower Securities, 2020-2C Tower Securities, and 2021-3C Tower Securities) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

The table below sets forth the material terms of our outstanding Tower Securities as of December 31, 2022:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2014-2C Tower Securities	Oct. 15, 2014	$620.0	3.869%	Oct. 8, 2024	Oct. 8, 2049
2019-1C Tower Securities	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052

(1)Interest payable monthly.

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of December 31, 2022:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2019-1R Tower Securities	Sep. 13, 2019	$61.4	4.213%	Jan. 12, 2025	Jan. 12, 2050
2020-2R Tower Securities	Jul. 14, 2020	$71.1	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052

(1)Interest payable monthly.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, and 2022-1R Tower Securities eliminate in consolidation.

Debt Covenants

As of December 31, 2022, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of December 31, 2022:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2023
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2024

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

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC, (2) merge, consolidate, or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC (as defined in the Indentures) to incur liens securing indebtedness.

Debt Service

As of December 31, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended December 31, 2023 based on the amounts outstanding as of December 31, 2022 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility	$41,482
2018 Term Loan (1)	81,540
2014-2C Tower Securities	24,185
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$430,119

(1)Total debt service on the 2018 Term Loan includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

Inflation

The impact of inflation on our operations has not been significant to date. However, to the extent the Federal Reserve continues to increase interest rates to combat inflation, this may impact our operating results. We cannot assure you that a high rate of inflation in the future will not adversely affect our operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America, South Africa, the Philippines, and Tanzania which have inflationary index based rent escalators.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations, fair values, and interest payments associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$720,000	$—	$—	$720,000	$720,000
2018 Term Loan	24,000	24,000	2,244,000	—	—	—	2,292,000	2,280,540
2014-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	598,480
2019-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,095,776
2020-1C Tower Securities (1)	—	—	—	750,000	—	—	750,000	665,633
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	506,574
2021-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	991,705
2021-2C Tower Securities (1)	—	—	—	—	895,000	—	895,000	756,302
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	686,134
2022-1C Tower Securities (1)	—	—	—	—	—	850,000	850,000	855,899
2020 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,375,815
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,286,250
Total debt obligation	$24,000	$644,000	$3,409,000	$2,635,000	$2,395,000	$3,845,000	$12,952,000	$11,819,108

Interest payments (2)	$406,119	$401,012	$308,241	$254,785	$152,759	$141,709	$1,664,625

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(2)Represents interest payments based on the 2014-2C Tower Securities interest rate of 3.869%, the 2019-1C Tower Securities interest rate of 2.836%, the 2020-1C Tower Securities interest rate of 1.884%, the 2020-2C Tower Securities interest rate of 2.328%, the 2021-1C Tower Securities interest rate of 1.631%, the 2021-2C Tower Securities interest rate of 1.840%, the 2021-3C Tower Securities interest rate of 2.593%, the 2022-1C Tower Securities interest rate of 6.599%, the 2018 Term Loan at an average interest rate of 2.510% (which includes the impact of interest rate swaps) as of December 31, 2022, the Revolving Credit Facility at an average interest rate of 5.610% as of December 31, 2022, the 2020 Senior Notes interest rate of 3.875%, and the 2021 Senior Notes interest rate of 3.125%.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase. On July 7, 2021, we amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. However, we have not yet amended our credit facilities for our 2018 Term Loan or the associated swap agreement to transition to an alternative benchmark rate and will need to do so before June 30, 2023.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, Costa Rica, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2022, approximately 17.2% of our revenues and approximately 22.2% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2022. The analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.0% and 0.6%, respectively, for the year ended December 31, 2022.

As of December 31, 2022, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2022 would have resulted in approximately $143.7 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2022.

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

•our expectations regarding our debt service in 2023 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SBA Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed on or before April 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed on or before April 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed on or before April 30, 2023.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2022:

Equity Compensation Plan Information
As of December 31, 2022
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted-Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	1,860	(1)	$143.08	—
2020 Plan	464	(2)	7.09	2,541
Equity compensation plans not approved by
security holders	—			—
Total	2,324		$115.91	2,541

(1)Included in the number of securities in column (a) is 56,154 restricted stock units and 140,446 performance-based restricted stock units, which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $160.01.

(2)Included in the number of securities in column (a) is 165,483 restricted stock units and 288,444 performance-based restricted stock units, which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $328.99.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed on or before April 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed on or before April 30, 2023.

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

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
39,311 sites	(1)	$9,952,000	(2)	(3)	(3)	$7,993,750 (4)	$(3,925,893)	Various	Various	Up to 70 years	(5)

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2022, certain assets secure debt of $10.0 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

(5)Amounts include the acquisition of the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E.

	2022	2021	2020

	(in thousands)
Gross amount at beginning	$7,068,208	$5,963,048	$5,833,338
Additions during period:
Acquisitions (1)	727,863	995,063	80,582
Construction and related costs on new builds	69,384	45,802	40,493
Augmentation and tower upgrades	60,247	32,953	36,211
Land buyouts and other assets	26,588	24,944	28,918
Tower maintenance	42,048	34,611	28,426
Other (2)	23,824	20,052	19,142
Total additions	949,954	1,153,425	233,772
Deductions during period:
Cost of real estate sold or disposed	(610)	(192)	—
Impairment	(23,638)	(15,552)	(17,064)
Other (3)	(164)	(32,521)	(86,998)
Total deductions	(24,412)	(48,265)	(104,062)
Balance at end	$7,993,750	$7,068,208	$5,963,048

(1)Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations. In addition, amounts as of December 31, 2021 include the acquisition of the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E. Amounts as of December 31, 2022 include the acquisition of sites from GTS.

(2)Represents changes to the Company’s asset retirement obligations.

(3)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2022	2021	2020

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(3,644,238)	$(3,383,370)	$(3,133,061)
Additions during period:
Depreciation (1)	(285,918)	(273,655)	(275,947)
Other (2)	(3,382)	(91)	(38)
Total additions	(289,300)	(273,746)	(275,985)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	7,505	3,638	4,244
Other (2)	140	9,240	21,432
Total deductions	7,645	12,878	25,676
Balance at end	$(3,925,893)	$(3,644,238)	$(3,383,370)

(1)Amounts as of December 31, 2021 include depreciation related to the acquisition of the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E. Amounts as of December 31, 2022 include the depreciation related to the acquisition of sites from GTS.

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

		8-K	05/28/20
4.31	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.30)	8-K	02/07/20
4.32	Indenture dated as of January 29, 2021, between SBA Communications Corporation and U.S. Bank National Association.	8-K	01/29/21
4.33	Form of 3.125% Senior Notes due 2029 (included in Exhibit 4.32).	8-K	01/29/21
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
10.6	Purchase Agreement, dated November 15, 2022, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as Trustee, and the several Initial Purchasers listed on Schedule I thereto.	8-K	11/16/22
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

		10-K	Year ended December 31, 2022
10.12I

Ninth Loan and Security Agreement Supplement, dated as of October 27, 2021, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	10/29/21
10.12J

Tenth Loan and Security Agreement Supplement, dated November 23, 2022, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	11/29/22
10.35I	Employment Agreement, dated August 3, 2020, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-Q	Quarter ended September 30, 2020
10.35J	Amendment to Employment Agreement, dated December 22, 2021, between SBA Communications Corporation and Jeffrey A. Stoops.†	10-K	Year ended December 31, 2022
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005

10.50A

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2016
10.57G	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Kurt Bagwell.†	10-K	Year ended December 31, 2022
10.58G	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Thomas P. Hunt.†	10-K	Year ended December 31, 2022
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85F	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2022
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.90	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-Q	Quarter ended June 30, 2020
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
10.96	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	10-Q	Quarter ended March 31, 2020
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 28, 2023
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 28, 2023
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	February 28, 2023
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 28, 2023
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Mary S. Chan	Director	February 28, 2023
Mary S. Chan

/s/ Duncan H. Cocroft	Director	February 28, 2023
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 28, 2023
George R. Krouse Jr.

/s/ Jack Langer	Director	February 28, 2023
Jack Langer

/s/ Kevin L. Beebe	Director	February 28, 2023
Kevin L. Beebe

/s/ Fidelma Russo	Director	February 28, 2023
Fidelma Russo

/s/ Jay L. Johnson	Director	February 28, 2023
Jay L. Johnson

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Accounting for Ground Leases
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments. As of December 31, 2022, the Company had $2.4 billion of operating lease right-of-use assets, net, $260.1 million of current operating lease liabilities, and $2.0 billion of long-term lease liabilities. For the period ended December 31, 2022, the total operating lease right-of-use assets obtained for new operating lease liabilities were $171.2 million and adjustments associated with lease modifications and reassessments were $47.1 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The process to estimate the Company’s IBR includes the use of unobservable inputs and considers the public credit rating of the Company, observable debt yields of the Company and the related debt’s seniority, adjustments for leases denominated in different currencies, and the remaining lease term. The Company’s ground lease liabilities require reassessment of the lease terms or lease payments as a result of contract modifications, addition of significant leasehold improvements which impact the assessment of optional renewals that are reasonably certain of being exercised, or the exercise of renewal options by tenants, which differ from prior expectations. The IBR is computed on a lease-by-lease basis upon each of these reassessments.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated, and tested the design and operating effectiveness of the Company’s internal controls related to accounting for ground leases. For example, we tested the Company’s controls over the review of the accounting policy, including the methodology and assumptions used to estimate the IBR and the remaining lease term. We also tested the controls over the review of ground lease contracts and the key system functionality used to account for ground leases.

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

Boca Raton, Florida

February 28, 2023

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$143,708	$367,278
Restricted cash	41,959	65,561
Accounts receivable, net	184,368	101,950
Costs and estimated earnings in excess of billings on uncompleted contracts	79,549	48,844
Prepaid expenses and other current assets	33,149	30,813
Total current assets	482,733	614,446
Property and equipment, net	2,713,727	2,575,487
Intangible assets, net	2,776,472	2,803,247
Operating lease right-of-use assets, net	2,381,955	2,268,470
Acquired and other right-of-use assets, net	1,507,781	964,405
Other assets	722,373	575,644
Total assets	$10,585,041	$9,801,699
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$51,427	$34,066
Accrued expenses	101,484	68,070
Current maturities of long-term debt	24,000	24,000
Deferred revenue	154,553	184,380
Accrued interest	54,173	49,096
Current lease liabilities	262,365	238,497
Other current liabilities	48,762	18,222
Total current liabilities	696,764	616,331
Long-term liabilities:
Long-term debt, net	12,844,162	12,278,694
Long-term lease liabilities	2,040,628	1,981,353
Other long-term liabilities	248,067	191,475
Total long-term liabilities	15,132,857	14,451,522
Redeemable noncontrolling interests	31,735	17,250
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,997 shares and
108,956 shares issued and outstanding at December 31, 2022 and December 31, 2021,
respectively	1,080	1,089
Additional paid-in capital	2,795,176	2,681,347
Accumulated deficit	(7,482,061)	(7,203,531)
Accumulated other comprehensive loss, net	(590,510)	(762,309)
Total shareholders' deficit	(5,276,315)	(5,283,404)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,585,041	$9,801,699

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2022	2021	2020

Revenues:
Site leasing	$2,336,575	$2,104,087	$1,954,472
Site development	296,879	204,747	128,666
Total revenues	2,633,454	2,308,834	2,083,138
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	445,685	386,391	373,778
Cost of site development	222,965	159,093	102,750
Selling, general, and administrative expenses	261,853	220,029	194,267
Acquisition and new business initiatives related
adjustments and expenses	26,807	27,621	16,582
Asset impairment and decommission costs	43,160	33,044	40,097
Depreciation, accretion, and amortization	707,576	700,161	721,970
Total operating expenses	1,708,046	1,526,339	1,449,444
Operating income	925,408	782,495	633,694
Other income (expense):
Interest income	10,133	3,448	2,981
Interest expense	(353,784)	(352,919)	(367,874)
Non-cash interest expense	(46,109)	(47,085)	(24,870)
Amortization of deferred financing fees	(19,835)	(19,589)	(20,058)
Loss from extinguishment of debt, net	(437)	(39,502)	(19,463)
Other income (expense), net	10,467	(74,284)	(222,159)
Total other expense, net	(399,565)	(529,931)	(651,443)
Income (loss) before income taxes	525,843	252,564	(17,749)
(Provision) benefit for income taxes	(66,044)	(14,940)	41,796
Net income	459,799	237,624	24,047
Net loss attributable to noncontrolling interests	1,630	—	57
Net income attributable to SBA Communications
Corporation	$461,429	$237,624	$24,104
Net income per common share attributable to SBA
Communications Corporation:
Basic	$4.27	$2.17	$0.22
Diluted	$4.22	$2.14	$0.21
Weighted-average number of common shares
Basic	107,957	109,328	111,532
Diluted	109,386	111,177	113,465

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2022	2021	2020

Net income	$459,799	$237,624	$24,047
Adjustments related to interest rate swaps	167,423	93,087	(98,771)
Foreign currency translation adjustments	4,172	(47,814)	(140,098)
Comprehensive income (loss)	631,394	282,897	(214,822)
Comprehensive loss attributable to noncontrolling interests	1,834	—	109
Comprehensive income (loss) attributable to SBA
Communications Corporation	$633,228	$282,897	$(214,713)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2019	111,775	$1,118	$2,461,335	$(5,560,695)	$(568,765)	$(3,667,007)
Net income attributable to SBA
Communications Corporation	—	—	—	24,104	—	24,104
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,113	11	53,683	—	—	53,694
Non-cash stock compensation	—	—	70,363	—	—	70,363
Adjustments related to interest rate swaps	—	—	—	—	(98,771)	(98,771)
Repurchase and retirement of common stock	(3,069)	(31)	—	(859,304)	—	(859,335)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(140,046)	(140,046)
Dividends on common stock	—	—	—	(208,133)	—	(208,133)
Adjustment to redemption amount related to
noncontrolling interests	—	—	749	—	—	749
BALANCE, December 31, 2020	109,819	1,098	2,586,130	(6,604,028)	(807,582)	(4,824,382)
Net income attributable to SBA
Communications Corporation	—	—	—	237,624	—	237,624
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,017	10	14,744	—	—	14,754
Non-cash stock compensation	—	—	85,779	—	—	85,779
Adjustments related to interest rate swaps	—	—	—	—	93,087	93,087
Repurchase and retirement of common stock	(1,880)	(19)	—	(582,559)	—	(582,578)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(47,814)	(47,814)
Dividends and dividend equivalents
on common stock	—	—	—	(254,568)	—	(254,568)
Contribution from partner for
noncontrolling interest	—	—	(2,500)	—	—	(2,500)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(2,806)	—	—	(2,806)
BALANCE, December 31, 2021	108,956	1,089	2,681,347	(7,203,531)	(762,309)	(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	461,429	—	461,429
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	341	3	28,302	—	—	28,305
Non-cash stock compensation	—	—	101,846	—	—	101,846
Adjustments related to interest rate swaps	—	—	—	—	167,423	167,423
Repurchase and retirement of common stock	(1,300)	(12)	—	(431,654)	—	(431,666)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	4,376	4,376
Dividends and dividend equivalents
on common stock	—	—	—	(308,305)	—	(308,305)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(16,319)	—	—	(16,319)
BALANCE, December 31, 2022	107,997	$1,080	$2,795,176	$(7,482,061)	$(590,510)	$(5,276,315)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$459,799	$237,624	$24,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	707,576	700,161	721,970
Non-cash asset impairment and decommission costs	42,807	31,790	39,501
Non-cash compensation expense	99,909	84,402	68,890
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(20,295)	66,285	220,354
Loss from extinguishment of debt, net	437	36,718	17,838
Deferred income tax expense (benefit)	32,901	(8,510)	(63,187)
Non-cash interest expense	46,109	47,085	24,870
Amortization of deferred financing fees	19,835	19,589	20,058
Other non-cash items reflected in the Statements of Operations	9,742	9,881	2,979
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(81,351)	(38,237)	38,195
Prepaid expenses and other assets	(29,746)	(28,243)	2,614
Operating lease right-of-use assets, net	135,473	114,321	109,935
Accounts payable and accrued expenses	25,118	(473)	13,173
Long-term lease liabilities	(129,471)	(113,292)	(100,847)
Other liabilities	(33,143)	30,795	(14,357)
Net cash provided by operating activities	1,285,700	1,189,896	1,126,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,176,092)	(1,257,704)	(271,418)
Capital expenditures	(214,443)	(133,694)	(128,566)
Purchase of investments	(881,781)	(1,731,111)	(1,288,705)
Proceeds from sale of investments	878,138	1,730,477	1,239,206
Other investing activities	524	(31,228)	3,117
Net cash used in investing activities	(1,393,654)	(1,423,260)	(446,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	975,000	1,935,000	895,000
Repayments under Revolving Credit Facility	(605,000)	(1,965,000)	(1,005,000)
Proceeds from issuance of Senior Notes, net of fees	—	1,485,373	1,479,484
Repayment of Senior Notes	—	(1,870,909)	(759,143)
Proceeds from issuance of Tower Securities, net of fees	839,885	2,924,005	1,335,895
Repayment of Tower Securities	(640,000)	(1,335,000)	(1,200,000)
Termination of interest rate swap	—	—	(176,200)
Repurchase and retirement of common stock	(431,666)	(582,578)	(859,335)
Payment of dividends on common stock	(306,766)	(253,580)	(207,689)
Proceeds from employee stock purchase/stock option plans	38,303	86,688	99,129
Payments related to taxes on stock options and restricted stock units	(9,958)	(71,904)	(45,080)
Other financing activities	4,728	(12,831)	(26,078)
Net cash (used in) provided by financing activities	(135,474)	339,264	(469,017)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,915)	(13,082)	(8,962)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(246,343)	92,818	201,688
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	435,626	342,808	141,120
End of year	$189,283	$435,626	$342,808

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$378,574	$360,098	$351,886
Income taxes	$32,320	$25,568	$20,275

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$171,203	$33,315	$78,674
Operating lease modifications and reassessments	$48,946	$36,817	$(10,550)
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,860	$2,100	$1,087
Deferred payment on acquired assets	$—	$—	$77,124

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

As of December 31, 2022, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, Peru, South Africa, the Philippines, and Tanzania. Space on these towers is leased primarily to wireless service providers. As of December 31, 2022, the Company owned and operated 39,311 towers of which 17,416 are domestic and 21,895 are international, of which 12,677 are located in Brazil.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s construction contracts, stock-based compensation assumptions, valuation allowance related to deferred tax assets, fair value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, incremental borrowing rate for lease accounting, fair value of investments, and asset retirement obligations. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the information available. These estimates ultimately may differ from actual results and such differences could be material.

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

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments and are classified in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments consist of strategic investments in companies and are accounted for under the cost and equity method. Gross purchases and proceeds from sales of the Company’s investments are presented within Cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. During the year ended December 31, 2022 and 2021, no gain or loss was recorded related to the sale or maturity of investments.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.6 million, $0.5 million, and $0.6 million of interest cost was capitalized in 2022, 2021 and 2020, respectively.

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

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected duration of the related indebtedness (see Note 11). For all of the Company’s debt, except for the Revolving Credit Facility where the debt issuance costs are being presented as an asset on the accompanying Consolidated Balance Sheets, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.

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

Impairment of Long-Lived Assets

The Company evaluates its individual long-lived and related assets with finite lives for indicators of impairment to determine when an impairment analysis should be performed. The Company evaluates its tower assets and Current contract intangibles at the tower level, which is the lowest level for which identifiable cash flows exists. The Company evaluates its Network location intangibles for impairment at the tower leasing business level. The Company has established a policy to at least annually, or earlier if indicators of impairment arise, evaluate its tower assets and Current contract and Network location intangibles for impairment.

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

The Company recognized impairment charges of $43.2 million, $33.0 million, and $40.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 89% of the Company’s total revenues for the year ended December 31, 2022. For additional information on tenant leases, refer to the Leases section below.

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

The site development segment represents approximately 11% of the Company’s total revenues for the year ended December 31, 2022. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance was $184.4 million and $102.0 million as of December 31, 2022 and 2021, respectively, of which $59.6 million and $24.6 million related to the site development segment as of December 31, 2022 and 2021, respectively. Refer to Note 15 for further detail of the site development segment.

Credit Losses

According to ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an expected credit loss impairment model is used for financial instruments, including trade receivables, which requires entities to consider forward-looking information to estimate expected credit losses over the lifetime of the asset, resulting in earlier recognition of losses for receivables that are current or not yet due. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected considers aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition, and macroeconomic conditions. Balances are written off when determined to be uncollectible. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”) clarified that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company is exposed to credit losses which are subject to this standard primarily through the site development business segment which provides consulting and construction related services.

The following is a rollforward of the allowance for doubtful accounts for the Company’s site leasing and site development businesses:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$12,135	$15,693	$21,202
Provision for doubtful accounts	632	440	620
Write-offs	(1,793)	(1,597)	(23)
Recoveries (1)	(2,204)	(1,947)	(3,524)
Acquisitions	116	—	—
Currency translation adjustment	280	(454)	(2,582)
Ending balance	$9,166	$12,135	$15,693

(1)Amounts include annual installment payments related to the Oi S.A. reorganization. The fourth and final annual installment payment was received during the year ended December 31, 2022.

Cost of Revenue

Cost of site leasing revenue includes ground lease rent, property taxes, amortization of deferred lease costs, maintenance, fuel, energy, and other tower operating expenses. Cost of site development revenue includes the cost of materials, salaries, and labor costs, including payroll taxes, subcontract labor, vehicle expense, and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

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

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2022. The REIT had taxable income during the year ended December 31, 2022 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2022 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. A portion of the deferred tax asset generated by the NOLs are reserved by a valuation allowance.

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

Asset Retirement Obligations

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to remove improvements only or restore land interests to their original condition upon termination of the ground lease.

In determining the measurement of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value, timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2022 and 2021, the asset retirement obligation was $79.8 million and $53.6 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $12.9 million gain, a $44.3 million loss, and a $145.6 million loss, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2022, 2021, and 2020, respectively, due to changes in foreign exchange rates. During the year ended December 31, 2022, the Company funded $768.2 million and repaid $122.8 million under its intercompany loan agreements. As of December 31, 2022 and 2021, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.5 billion and $872.9 million, respectively.

Acquisitions

Under ASU 2017-01, Clarifying the Definition of a Business, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or require acceleration of the amortization expense of intangible assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2022, there were no material acquisitions with purchase price allocations that were preliminary other than for the acquisition from Grupo TorreSur (“GTS”) in Brazil. Refer to Note 7 for further details about this acquisition.

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

Leases

ASU No. 2016-02, Leases (“Topic 842”) requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments and any prepaid rent amounts. The Company has elected not to separate nonlease components from the associated lease component for all underlying classes of assets.

The components of the right-of-use lease liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021

	(in thousands)
Current operating lease liabilities	$260,082	$236,804
Current financing lease liabilities	2,283	1,693
Current lease liabilities	$262,365	$238,497

Long-term operating lease liabilities	$2,037,496	$1,979,239
Long-term financing lease liabilities	3,132	2,114
Long-term lease liabilities	$2,040,628	$1,981,353

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

Substantially all leases provide for rent rate escalations. In the United States and the Company’s international markets, ground leases and other property interests either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. Increases or decreases in lease payments that result from subsequent changes in the index or rate are accounted for as variable lease payments.

Office leases. The Company’s office leases consist of long-term leases for international, regional, and certain site development office locations. Office leases include a single lease component, lease of the office space, and sometimes nonlease components such as common area maintenance expenses. The lease term for office leases are generally considered to be the contractually committed term.

Finance Leases

Vehicle leases. The Company leases vehicles that are used in its site development business. These leases are accounted for as financing leases and have lease terms that are contractually committed and do not include optional renewal terms.

Acquired right-of-use assets. In connection with certain acquisitions, the Company may acquire the exclusive right to lease and operate communication sites for a period that represents (1) a major part of the remaining economic life of the underlying assets and/or (2) the purchase price represents substantially all of the fair value of the underlying asset. The Company accounts for these arrangements as financing leases. Payments associated with the right-of-use of these assets are typically fully funded at the acquisition date and will be recognized over the respective lease term. The right-of-use assets related to these transactions are recorded in Acquired and other right-of-use assets, net on the Consolidated Balance Sheets.

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

The components of lease cost, lease term, and discount rate as of December 31, 2022 and 2021 are as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Amortization of acquired and other right-of-use assets	$24,733	$13,483
Interest on finance lease liabilities	171	118
Total finance lease cost	24,904	13,601
Operating lease cost	275,903	260,690
Variable lease cost	61,128	49,176
Total lease cost	$361,935	$323,467

Weighted-Average Remaining Lease Term as of 2022 and 2021:
Operating leases	13.7 years	14.4 years
Finance leases	51.3 years	68.9 years

Weighted-Average Discount Rate as of 2022 and 2021:
Operating leases	5.7%	5.6%
Finance leases	3.5%	2.9%

	For the year ended
Other information:	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$259,788	$242,567
Cash flows from finance leases	$2,258	$1,734

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods, which are at the option of the tenant. Tenant leases typically (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators, including the renewal option periods.

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

Deferred Lease Costs

ASU 2016-02 defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, are deferred and amortized over the remaining lease term. Initial direct costs were approximately $3.3 million, $2.9 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense related to deferred initial direct costs was $1.9 million, $1.4 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, unamortized deferred initial direct costs were $7.7 million and $6.3 million, respectively, and are included in other assets on the Consolidated Balance Sheets.

Reference Rate Reform

ASU 2020-04, ASU 2021-01, and ASU 2022-06, Reference Rate Reform, provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. An entity may elect to apply the amendments prospectively through December 31, 2024. The ICE Benchmark Administration Limited (“IBA”) ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. On July 7, 2021, the Company amended its Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. Refer to Note 11 for further discussion of the Revolving Credit Facility. As of December 31, 2022, the Company has not modified any other contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

Derivatives and Hedging Activities

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. At inception, the Company evaluates the interest rate swaps to determine whether they qualify for hedge accounting. In accordance with ASU 2017-12 (ASC 815 - Derivatives and Hedging), hedge accounting should be provided only if the derivative hedging instrument is expected to be, and actually is, effective at offsetting changes in fair values or cash flows of the hedged item. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss, net on the Consolidated Balance Sheets. The ineffective portion of the gain or loss from the interest rate swap is recognized in earnings immediately. On a quarterly basis, the Company evaluates whether the cash flow hedge remains highly effective in offsetting changes in cash flows. Refer to Note 21 for further discussion of the interest rate swaps.

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

	For the year
	ended December 31,
	2022	2021	2020

Asset impairment (1)	$34,734	$24,813	$31,552
Write-off of carrying value of decommissioned towers	8,095	6,349	7,456
Other (including third party decommission costs)	331	1,882	1,089
Total asset impairment and decommission costs	$43,160	$33,044	$40,097

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $40.7 million and $47.9 million as of December 31, 2022 and 2021, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase their investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired. During the year ended December 31, 2022, the Company recognized an impairment loss of $0.9 million associated with one of its cost method investments. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2021 and 2020.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the shorter maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of December 31, 2022 and 2021, the Company had $1.3 million and $0.8 million, respectively, of short-term investments. The Company purchased and sold $0.9 billion, $1.7 billion, and $1.2 billion of short-term investments for the years ended December 31, 2022, 2021, and 2020, respectively.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 2 and Note 21.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2022	December 31, 2021	December 31, 2020	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$143,708	$367,278	$308,560	Cash and cash equivalents
Securitization escrow accounts	35,820	64,764	31,507	Restricted cash - current asset
Payment, performance bonds, and other	6,139	797	164	Restricted cash - current asset
Surety bonds and workers compensation	3,616	2,787	2,577	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$189,283	$435,626	$342,808

Pursuant to the terms of the Tower Securities (see Note 11), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes, and insurance premiums related to towers, (3) trustee and servicing expenses, and (4) management fees. The restricted cash in the securitization escrow account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 11) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.0 million held in escrow as of December 31, 2022 related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2022 and 2021, the Company had $42.3 million in surety and payment and performance bonds for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2022 and 2021, the Company had pledged $2.3 million as collateral related to its workers’ compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Costs incurred on uncompleted contracts	$137,736	$75,967
Estimated earnings	51,287	28,851
Billings to date	(134,665)	(61,628)
	$54,358	$43,190

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$79,549	$48,844
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(25,191)	(5,654)
	$54,358	$43,190

At December 31, 2022 and 2021, the two largest customers comprised 96.7% and 93.3%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Short-term investments	$1,331	$778
Prepaid real estate taxes	3,333	3,331
Prepaid taxes	10,639	11,096
Other current assets	17,846	15,608
Total prepaid expenses and other current assets	$33,149	$30,813

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Straight-line rent receivable	$388,638	$348,519
Interest rate swap asset (1)	182,860	60,324
Loans receivable	39,922	37,376
Deferred lease costs, net	7,747	6,345
Deferred tax asset - long term	16,173	51,918
Long-term investments	40,696	47,889
Other	46,337	23,273
Total other assets	$722,373	$575,644

(1)Refer to Note 21 for more information on the Company’s interest rate swaps.

7.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2022	2021	2020
Tower acquisitions (number of towers)	4,790	991	233

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)(3)	$489,888	$274,752	$181,473
Acquisition of right-of-use assets (2)(4)	602,574	950,536	—
Land buyouts and other assets (5)(6)	83,630	32,416	89,945
Total cash acquisition capital expenditures	$1,176,092	$1,257,704	$271,418

(1)During the year ended December 31, 2022, the Company closed on 1,445 sites from Airtel Tanzania for $176.1 million. Legal title has been fully transferred for 1,295 of the towers. The remaining 150 towers are pending post-closing due diligence and continue to be accounted for as acquired and other right-of-use assets, net on the consolidated balance sheet until transfer of title for these towers is completed, which the Company anticipates to be in tranches through the end of the second quarter of 2023. Upon legal transfer, these assets will be reclassified to tower related assets. During this period of time, the Company has all the economic rights and obligations related to these towers.

(2)During the year ended December 31, 2022, the Company acquired 2,632 sites from GTS in Brazil for $728.2 million, net of working capital adjustments, of which $168.5 million is included in acquisitions of towers and related intangible assets and $559.8 million is included in acquisition of right of use assets.

(3)The year ended December 31, 2021 includes $77.1 million of acquisitions completed during the fourth quarter of 2020 which were not funded until the first quarter of 2021.

(4)During the year ended December 31, 2021, the Company acquired the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E for $950.5 million, net of working capital adjustments.

(5)Excludes $17.9 million, $16.3 million, and $12.3 million spent to extend ground lease terms for the years ended December 31, 2022, 2021, and 2020, respectively.

(6)The years ended December 31, 2022 and 2020 include amounts paid related to the acquisitions of data centers.

As of December 31, 2022, the purchase price allocation for GTS consisted of $23.8 million of property and equipment, net, $142.2 million of intangible assets, net, $48.8 million of operating lease right-of-use assets, net, $529.3 million of acquired and other right-of-use assets, net, $18.3 million of long-term lease liabilities, and $2.4 million of other net assets assumed. During the year ended December 31, 2022, in addition to the acquisition of GTS, the Company acquired 2,158 towers and related assets and liabilities consisting of $124.5 million of property and equipment, net, $209.8 million of intangible assets, net, $125.0 million of operating lease right-of-use assets, net, $38.0 million of acquired and other right-of-use assets, net, $106.6 million of long-term lease liabilities, $24.3 million of acquisition related holdbacks, and $2.2 million of other net liabilities assumed. In the year ended December 31, 2022, the

Company concluded that for all of its acquisitions, except for one purchased for $49.9 million in cash, substantially all of the value of its tower acquisition is concentrated in a group of similar identifiable assets.

During the year ended December 31, 2021, in addition to the PG&E acquisition, the Company acquired 278 towers and related assets and liabilities consisting of $26.1 million of property and equipment, net, $135.8 million of intangible assets, net, $18.6 million of operating lease right-of-use assets, net, and $0.8 million of other net liabilities assumed.

During the year ended December 31, 2020, the Company acquired 233 towers and related assets and liabilities consisting of $30.1 million of property and equipment, net, $218.1 million of intangible assets, net, and $66.8 million of other net liabilities assumed.

Subsequent to the year ended December 31, 2022, the Company purchased or is under contract to purchase 31 communication sites for an aggregate consideration of $23.2 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the second quarter of 2023.

The maximum potential obligation related to contingent consideration for acquisitions were $10.1 million and $11.6 million as of December 31, 2022 and 2021, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheet.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Towers and related assets (1)	$5,650,902	$5,323,803
Construction-in-process (2)	77,564	47,565
Furniture, equipment, and vehicles	67,403	59,939
Land, buildings, and improvements	889,293	848,051
Total property and equipment	6,685,162	6,279,358
Less: accumulated depreciation	(3,971,435)	(3,703,871)
Property and equipment, net	$2,713,727	$2,575,487

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $274.0 million, $271.8 million, and $287.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.5 million and $7.3 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2022			As of December 31, 2021
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,170,187	$(3,060,494)	$2,109,693	$4,890,427	$(2,749,594)	$2,140,833
Network location intangibles	1,893,048	(1,226,269)	666,779	1,783,640	(1,121,226)	662,414
Intangible assets, net	$7,063,235	$(4,286,763)	$2,776,472	$6,674,067	$(3,870,820)	$2,803,247

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $406.0 million, $411.9 million, and $434.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2023	$392,676
2024	362,709
2025	352,706
2026	337,424
2027	286,579

10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Salaries and benefits	$27,727	$24,962
Real estate and property taxes	8,422	8,336
Unpaid capital expenditures	7,476	7,295
Acquisition related holdbacks	25,681	957
Other	32,178	26,520
Total accrued expenses	$101,484	$68,070

The Company’s other current liabilities are comprised of the following:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Billings in excess of costs and estimated earnings on uncompleted contracts	$25,191	$5,654
Taxes payable	10,641	7,736
Other	12,930	4,832
Total other current liabilities	$48,762	$18,222

11.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2022			December 31, 2021
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$720,000	$720,000	$720,000	$350,000	$350,000	$350,000
2018 Term Loan	Apr. 11, 2025	2,292,000	2,280,540	2,284,007	2,316,000	2,289,945	2,304,697
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	598,480	618,099	620,000	641,793	617,095
2018-1C Tower Securities (1)	Mar. 9, 2023	—	—	—	640,000	650,163	637,812
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,095,776	1,159,860	1,165,000	1,174,728	1,157,446
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	665,633	745,480	750,000	746,498	744,052
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	506,574	595,586	600,000	605,268	594,774
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	991,705	1,155,724	1,165,000	1,144,846	1,153,700
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	756,302	887,443	895,000	883,213	886,116
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	686,134	886,495	895,000	902,446	885,976
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	855,899	840,053	—	—	—
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,375,815	1,487,013	1,500,000	1,550,790	1,484,178
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,286,250	1,488,402	1,500,000	1,446,975	1,486,848
Total debt		$12,952,000	$11,819,108	$12,868,162	$12,396,000	$12,386,665	$12,302,694
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$12,844,162			$12,278,694

(1)The maturity date represents the anticipated repayment date for each issuance.

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2022 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2023	$24,000
2024	644,000
2025	3,409,000
2026	2,635,000
2027	2,395,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the year ended December 31,
	Interest	2022		2021		2020
	Rates as of	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	December 31, 2022	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	5.610%	$21,862	$—	$6,414	$—	$6,070	$—
2018 Term Loan (1)	2.510%	50,052	45,756	44,342	45,756	68,963	23,452
2013-2C Tower Securities	—	—	—	17,027	—	21,584	—
2014-2C Tower Securities	3.869%	24,185	—	24,185	—	24,185	—
2015-1C Tower Securities	—	—	—	—	—	8,589	—
2016-1C Tower Securities	—	—	—	—	—	10,972	—
2017-1C Tower Securities	—	—	—	9,201	—	24,354	—
2018-1C Tower Securities	3.448%	21,291	—	22,281	—	22,281	—
2019-1C Tower Securities	2.836%	33,428	—	33,428	—	33,428	—
2020-1C Tower Securities	1.884%	14,391	—	14,391	—	6,675	—
2020-2C Tower Securities	2.328%	14,159	—	14,159	—	6,568	—
2021-1C Tower Securities	1.631%	19,419	—	12,255	—	—	—
2021-2C Tower Securities	1.840%	16,782	—	2,982	—	—	—
2021-3C Tower Securities	2.593%	23,492	—	4,176	—	—	—
2022-1C Tower Securities	6.599%	5,961	—	—	—	—	—
2014 Senior Notes	—	—	—	—	—	3,352	112
2016 Senior Notes	—	—	—	44,092	990	53,625	1,109
2017 Senior Notes	—	—	—	2,333	—	30,000	—
2020 Senior Notes	3.875%	58,125	353	58,125	339	46,769	197
2021 Senior Notes	3.125%	46,875	—	43,229	—	—	—
Other		3,762	—	299	—	459	—
Total		$353,784	$46,109	$352,919	$47,085	$367,874	$24,870

(1)The 2018 Term Loan has a blended rate of 2.510% which includes the impact of the interest rate swap entered into on August 4, 2020 which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 6.140% as of December 31, 2022. Refer to Note 21 for more information on the Company’s interest rate swap.

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

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	December 31, 2022 (1)	December 31, 2022 (2)	December 31, 2022

Revolving Credit Facility	5.610%	0.140%	In Compliance

(1)

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2021.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2021.

The table below summarizes the Revolving Credit Facility’s activity during the years ended December 31, 2022 and 2021 (in thousands):

	For the year
	ended December 31,
	2022	2021

Beginning outstanding balance	$350,000	$380,000
Borrowings	975,000	1,935,000
Repayments	(605,000)	(1,965,000)
Ending outstanding balance	$720,000	$350,000

Subsequent to December 31, 2022, the Company borrowed an additional $15.0 million and repaid $165.0 million under the Revolving Credit Facility, and as of the date of this filing, $570.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2022, the 2018 Term Loan was accruing interest at 6.140% per annum. Principal payments on the 2018 Term Loan are made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.8 million in relation to this transaction, which are being amortized through the maturity date.

During the year ended December 31, 2022, the Company repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2022, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan.

The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and intends to cease all other tenors on June 30, 2023. Since LIBOR will be ceasing, the Company will need to amend its credit facilities to transition the 2018 Term Loan and the interest rate swap to an alternative benchmark rate before June 30, 2023.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2022, the Company, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of the Company’s subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,896 tower sites owned by the Borrowers as of December 31, 2022. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within twelve months (in the case of the component corresponding to the 2019-1C Tower Securities, 2020-1C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2022-1C Tower Securities Series) or eighteen months (in the case of the components corresponding to the 2014-2C Tower Securities, 2020-2C Tower Securities, and 2021-3C Tower Securities) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

The table below sets forth the material terms of the Company’s outstanding Tower Securities as of December 31, 2022:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Final Maturity Date
2014-2C Tower Securities	Oct. 15, 2014	$620.0	3.869%	Oct. 8, 2024	Oct. 8, 2049
2019-1C Tower Securities	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities (3)	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052

(1)The Company incurred $9.0 million, $12.8 million, $8.0 million, $6.4 million, $12.9 million, $9.5 million, $9.5 million, and $10.1 million in financing fees relating to the issuances of the 2014-2C Tower Securities, 2019-1C Tower Securities, 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, 2021-3C Tower Securities, and 2022-1C Tower Securities, respectively. The financing fees are being amortized through the anticipated repayment date of the related Tower Security.

(2)Interest payable monthly.

(3)Net proceeds from this offering were used to repay the entire aggregate principal amount of the 2018-1C Tower Securities ($640.0 million) and the 2018-1R Tower Securities ($33.7 million), repay amounts outstanding under the Revolving Credit Facility, and for general corporate purposes.

In connection with the issuance of the 2022-1C Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC, SBA Towers V, LLC, and SBA Towers VI, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Loan and Security Agreement Supplement and Amendment pursuant to which, among other things, (1) the outstanding principal amount of the mortgage loan was increased by $850 million (but increased by a net of $210 million after giving effect to repayment of the loan components relating to the 2018-1C Tower Securities) and (2) the Borrowers became jointly and severally liable for the aggregate $6.9 billion borrowed under the mortgage loan corresponding to the 2014-2C Tower Securities, 2019-1C Tower Securities, the 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, 2021-3C Tower Securities, and 2022-1C Tower Securities. The new loan, after eliminating the risk retention securities, accrues interest at the same rate as the 2022-1C Tower Securities and are subject to all other material terms of the existing mortgage loan, including collateral and interest rate after the anticipated repayment date.

The table below sets forth the material terms of the Company’s Tower Securities that have been repaid as of December 31, 2022:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Actual Repayment Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0	3.722%	Apr. 11, 2023	Oct. 14, 2021
2015-1C Tower Securities	Oct. 14, 2015	$500.0	3.156%	Oct. 8, 2020	Jul. 14, 2020
2016-1C Tower Securities	Jul. 7, 2016	$700.0	2.877%	Jul. 9, 2021	Jul. 14, 2020
2017-1C Tower Securities	Apr. 17, 2017	$760.0	3.168%	Apr. 11, 2022	May 14, 2021
2018-1C Tower Securities	Mar. 9, 2018	$640.0	3.448%	Mar. 9, 2023	Dec. 15, 2022

(1)The Company incurred $11.0 million, $11.5 million, $9.5 million, $10.2 million, $8.6 million in financing fees relating to the issuances of the 2013-2C Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, and 2018-1C Tower Securities, respectively, which were being amortized through the anticipated repayment date of the related Tower Security. In addition, the Company incurred $2.0 million, $0.6 million, $2.0 million, $2.0 million, $0.4 million of deferred financing fees and accrued interest related to the repayment of the 2013-2C Tower Securities, 2015-1C Tower Securities, 2016-1C Tower Securities, 2017-1C Tower Securities, and 2018-1C Tower Securities, respectively, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

(2)Interest was payable monthly.

Risk Retention Tower Securities

The table below sets forth the material terms of the Company’s outstanding Risk Retention Tower Securities as of December 31, 2022:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2019-1R Tower Securities	Sep. 13, 2019	$61.4	4.213%	Jan. 12, 2025	Jan. 12, 2050
2020-2R Tower Securities	Jul. 14, 2020	$71.1	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052

(1)Interest payable monthly.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, and 2022-1R Tower Securities eliminate in consolidation.

The table below sets forth the material terms of the Company’s Risk Retention Tower Securities that have been repaid as of December 31, 2022:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2017-1R Tower Securities	Apr. 17, 2017	$40.0	4.459%	Apr. 11, 2022	May 14, 2021
2018-2R Tower Securities	Mar. 9, 2018	$33.7	4.949%	Mar. 9, 2023	Dec. 15, 2022

(1)Interest was payable monthly.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2017-1R Tower Securities and 2018-1R Tower Securities eliminated in consolidation.

Debt Covenants

As of December 31, 2022, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC, (2) merge, consolidate, or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC (as defined in the Indentures) to incur liens securing indebtedness.

The table below sets forth the material terms of the Company’s outstanding senior notes as of December 31, 2022:

Senior Notes (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2023
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2024

(1)The Company incurred $18.0 million and $14.8 million in financing fees in relation to the issuance of the 2020 Senior Notes and 2021 Senior Notes, respectively. The financing fees are being amortized through the maturity date of the related senior note.

Each of the senior notes is subject to redemption, at the Company’s option, in whole or in part on or after the date set forth above. During the subsequent three twelve-month periods, the senior notes are redeemable, at the Company’s option, at reducing redemption prices based on the applicable interest rate coupon (as set forth in the indenture) plus accrued and unpaid interest. Subsequent to such date, the senior notes become redeemable until maturity at 100% of the principal plus accrued and unpaid interest. In addition, prior to February 1, 2024 (in the case of the 2021 Senior Notes), the Company may, at its option, use the net proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the notes originally issued at a redemption price of 103.125% (in the case of the 2021 Senior Notes) plus accrued and unpaid interest. The Company may redeem the 2020 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 15, 2023 at 101.938%, February 15, 2024 at 100.969%, or February 15, 2025 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. The Company may redeem the 2021 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2024 at 101.563%, February 1, 2025 at 100.781%, or February 1, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

The table below sets forth the material terms of the Company’s Senior Notes that have been redeemed as of December 31, 2022:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Financing fees at issuance (1) (in millions)	Maturity Date	Redemption Date
2014 Senior Notes	Jul. 1, 2014	$750.0	4.875%	$11.6	Jul. 15, 2022	Feb. 20, 2020
2016 Senior Notes	Aug. 15, 2016	$1,100.0	4.875%	$12.8	Sep. 1, 2024	Nov. 8, 2021
2017 Senior Notes	Oct. 13, 2017	$750.0	4.000%	$8.9	Oct. 1, 2022	Feb. 11, 2021

(1)Financing fees were being amortized through the maturity date.

In connection with the redemption of the 2014 Senior Notes, the Company paid a $9.1 million call premium and expensed $7.7 million for the write-off of the original issue discount and financing fees. In connection with the redemption of the 2016 Senior Notes, the Company paid a $13.4 million call premium and expensed $10.3 million for the write-off of the original issue discount and financing fees. In connection with the redemption of the 2017 Senior Notes, the Company paid a $7.5 million call premium and expensed $4.2 million for the write-off of financing fees. These expenses are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

12.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 16).

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2022 and 2021, the Company did not issue any shares of Class A common stock under this registration statement. As of December 31, 2022, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 26, 2021, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities using its automatic shelf registration statement on Form S-3ASR. For the years ended December 31, 2022 and 2021, the Company did not issue any securities under this automatic shelf registration statement.

On August 6, 2020, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 3.4 million shares of the Company’s Class A common stock, consisting of 3.0 million shares of Class A common stock issuable under the 2020 Performance and Equity Incentive Plan (the “2020 Plan”) and 400,000 shares of Class A common stock subject to awards granted under the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares (see Note 13).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan authorized on November 2, 2020, which had a remaining authorization of $125.1 million. As of the date of this filing, the Company had $504.7 million authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the year
	ended December 31,
	2022	2021	2020

Total number of shares purchased (in millions) (1)	1.3	1.9	3.1
Average price paid per share (1)	$332.00	$309.79	$280.17
Total price paid (in millions) (1)	$431.6	$582.5	$856.0

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2022, $545.2 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets that meet the Company’s return criteria, and then stock repurchases when the Company believes its stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

As of December 31, 2022, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 27, 2022	March 10, 2022	$0.71	$76.9 million	March 25, 2022
April 24, 2022	May 19, 2022	$0.71	$76.6 million	June 14, 2022
July 31, 2022	August 25, 2022	$0.71	$76.7 million	September 20, 2022
October 30, 2022	November 17, 2022	$0.71	$76.7 million	December 15, 2022

Dividends paid in 2022 and 2021 were ordinary taxable dividends.

Subsequent to December 31, 2022, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 20, 2023	March 10, 2023	$0.85	March 24, 2023

13.STOCK-BASED COMPENSATION

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 2.5 million shares remain available for future issuance as of December 31, 2022), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

	For the year ended December 31,
	2022	2020
Risk free interest rate	2.53%	1.66%
Dividend yield	0.90%	1.3%
Expected volatility	27.2%	20.4%
Expected lives	4.3 years	4.6 years

There were no options granted during the year ended December 31, 2021.

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2022, 2021 and 2020 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2019	4,507	$133.68
Granted	10	$240.99
Exercised	(1,287)	$110.59
Forfeited/canceled	(28)	$168.11
Outstanding at December 31, 2020	3,202	$143.01
Exercised	(1,290)	$120.90
Forfeited/canceled	(13)	$179.67
Outstanding at December 31, 2021	1,899	$157.76
Granted	10	$328.99
Exercised	(233)	$141.41
Forfeited/canceled	(3)	$179.16
Outstanding at December 31, 2022	1,673	$161.02	2.4	$199,888
Exercisable at December 31, 2022	1,407	$155.62	2.3	$175,456
Unvested at December 31, 2022	266	$189.76	3.5	$24,432

The weighted-average per share fair value of options granted during the years ended December 31, 2022 and 2020 was $82.28 and $41.09, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2022, 2021, and 2020 was $45.2 million, $287.8 million, and $235.0 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2022, 2021, and 2020 was approximately $31.6 million, $80.3 million, and $142.5 million, respectively. The tax benefit realized for the tax deductions from option exercises under all plans was $18.4 million, $11.4 million, and $16.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $280.31 as of December 31, 2022. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$95.01 - $140.00	337	0.9	$110.38	337	$110.38
$140.01 - $180.00	548	2.2	$156.54	548	$156.54
$180.01 - $230.00	765	3.2	$182.85	516	$182.97
$230.01 - $330.00	23	7.5	$281.49	6	$246.30
	1,673			1,407

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2021	733	$33.74
Options granted	10	$82.28
Vested	(473)	$33.55
Forfeited	(4)	$33.74
Unvested as of December 31, 2022	266	$35.91

As of December 31, 2022, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $1.5 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The total fair value of options vested during 2022, 2021, and 2020 was $15.9 million, $22.7 million, and $28.8 million, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2022:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2021	243	$230.20	298	$304.46
Granted	105	$329.18	140	$389.44
Vested	(116)	$219.46	(2)	$330.97
Forfeited/canceled	(10)	$286.55	(7)	$337.20
Outstanding at December 31, 2022	222	$280.66	429	$332.18

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

Employee Stock Purchase Plan

The Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2022 and 2021, 24,754 shares and 25,031 shares, respectively, of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $6.7 million and $6.4 million, respectively. At December 31, 2022, 184,977 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $1.2 million, $1.1 million, and $1.1 million of non-cash compensation expense relating to the shares issued under the 2018 Purchase Plan for each of the years ended December 31, 2022, 2021, and 2020, respectively.

Non-Cash Compensation Expense

The table below reflects a breakout by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2022, 2021, and 2020, respectively:

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenues	$2,490	$2,483	$2,074
Selling, general and administrative	97,419	81,919	66,816
Total cost of non-cash compensation included
in income before provision for income taxes	$99,909	$84,402	$68,890

In addition, the Company capitalized $1.9 million, $1.4 million, and $1.5 million of non-cash compensation for the years ended December 31, 2022, 2021, and 2020, respectively, to fixed assets.

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

Income (loss) before provision (benefit) for income taxes by geographic area is as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Domestic	$438,116	$265,636	$151,421
Foreign	87,727	(13,072)	(169,170)
Total	$525,843	$252,564	$(17,749)

The provision (benefit) for income taxes consists of the following components:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Current provision:
State	$6,115	$543	$753
Foreign	27,028	22,907	20,638
Total current	33,143	23,450	21,391

Deferred provision (benefit) for taxes:
Federal	(6,856)	20	(7,552)
State	(956)	(2,730)	(4,684)
Foreign	32,780	(9,516)	(59,956)
Change in valuation allowance	7,933	3,716	9,005
Total deferred	32,901	(8,510)	(63,187)
Total provision (benefit) for income taxes	$66,044	$14,940	$(41,796)

A reconciliation of the provision (benefit) for income taxes at the statutory U.S. Federal tax rate (21%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Statutory federal expense	$110,427	$53,039	$(3,727)
Rate and permanent differences on non-U.S. earnings (1)	20,996	9,586	(7,531)
State and local tax expense	5,585	(1,539)	(3,707)
REIT adjustment	(86,670)	(56,457)	(35,539)
Permanent differences	(3,257)	6,105	(736)
Property, equipment, and intangible basis differences	8,471	—	—
Other	2,559	490	439
Valuation allowance	7,933	3,716	9,005
Provision (benefit) for income taxes	$66,044	$14,940	$(41,796)

(1)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating losses	$46,521	$56,445
Property, equipment, and intangible basis differences	13,506	11,601
Accrued liabilities	12,504	8,890
Non-cash compensation	30,501	11,637
Operating lease liability	265,710	221,287
Deferred revenue	5,656	4,646
Allowance for doubtful accounts	1,430	1,512
Currency translation	78,287	98,918
Other	10,518	8,479
Valuation allowance	(73,546)	(66,134)
Total deferred tax assets, net (1)	391,087	357,281

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(152,207)	(134,005)
Right of use asset	(254,368)	(211,146)
Straight-line rents	(18,659)	(19,054)
Deferred foreign withholding taxes	(9,088)	(10,313)
Other	(1,531)	(1,571)
Total deferred tax liabilities, net (1)	$(44,766)	$(18,808)

(1)Of these amounts, $16,173 and $60,939 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets as of December 31, 2022. As of December 31, 2021, $51,918 and $70,726 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $73.5 million and $66.1 million were being carried to offset net deferred income tax assets as of December 31, 2022 and 2021, respectively. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $7.4 million and an increase of $2.9 million, respectively.

The Company has available at December 31, 2022, a federal NOL carry-forward of approximately $622.6 million. $588.4 million of these NOL carry-forwards will expire between 2026 and 2037, and $34.2 million have an indefinite carry-forward. As of December 31, 2022, $545.2 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2022, a foreign NOL carry-forward of $82.7 million and a net state operating tax loss carry-forward of approximately $339.6 million. These net operating tax loss carry-forwards began to expire in 2023.

The tax losses generated in tax years 2004 through 2015 remain subject to audit adjustment, and tax years 2016 and forward are open to examination by the major jurisdictions in which the Company operates.

The Company is subject to income tax and other taxes in the geographic areas where it holds assets or operates, and the Company periodically receives notifications of audits, assessments, or other actions by taxing authorities. In certain jurisdictions, taxing authorities may issue notices and assessments that may not be reflective of the actual tax liability for which the Company will ultimately be liable. In the process of responding to assessments of taxes that the Company believes are not reflective of the Company’s actual tax liability, the Company avails itself of both administrative and judicial remedies. The Company evaluates the circumstances of each notification or assessment based on the information available and, in those instances in which the Company does not anticipate a successful defense of positions taken in its tax filings, a liability is recorded in the appropriate amount based on the underlying assessment.

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. The Company strongly disagrees with the assessment and have filed an appeal with the higher appellate taxing authorities as the Company believes the proposed adjustments are without merit. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $89.7 million (excluding penalties and interest, which as of such date would have been $79.5 million).

The Company removed the permanent reinvestment assertion as of December 31, 2018 for all foreign earnings of the Company’s foreign jurisdictions except Argentina. The Company subsequently also removed its permanent reinvestment assertion on the investment in the Company’s Guatemala, El Salvador, and Nicaragua subsidiaries. As a result, the Company has recorded cumulative deferred foreign withholding taxes of $9.1 million at December 31, 2022. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Guatemala, El Salvador, and Nicaragua. The deferred incomes taxes related to the Guatemala, El Salvador, and Nicaragua subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in indefinitely reinvested entities is not practicable.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2022	(in thousands)
Revenues (1)	$1,777,593	$558,982	$296,879	$—	$2,633,454
Cost of revenues (2)	264,149	181,536	222,965	—	668,650
Operating profit	1,513,444	377,446	73,914	—	1,964,804
Selling, general, and administrative expenses	102,619	62,911	22,911	73,412	261,853
Acquisition and new business initiatives
related adjustments and expenses	13,280	13,527	—	—	26,807
Asset impairment and decommission costs	33,880	9,280	—	—	43,160
Depreciation, amortization and accretion	489,072	209,563	2,521	6,420	707,576
Operating income (loss)	874,593	82,165	48,482	(79,832)	925,408
Other expense (principally interest
expense and other expense)				(399,565)	(399,565)
Income before income taxes					525,843
Cash capital expenditures (3)	235,787	1,148,941	4,057	5,610	1,394,395
For the year ended December 31, 2021
Revenues (1)	$1,681,372	$422,715	$204,747	$—	$2,308,834
Cost of revenues (2)	258,612	127,779	159,093	—	545,484
Operating profit	1,422,760	294,936	45,654	—	1,763,350
Selling, general, and administrative expenses	115,458	37,768	20,636	46,167	220,029
Acquisition and new business initiatives
related adjustments and expenses	14,452	13,169	—	—	27,621
Asset impairment and decommission costs	20,135	12,763	—	146	33,044
Depreciation, amortization and accretion	514,234	177,059	2,295	6,573	700,161
Operating income (loss)	758,481	54,177	22,723	(52,886)	782,495
Other expense (principally interest
expense and other expense)				(529,931)	(529,931)
Income before income taxes					252,564
Cash capital expenditures (3)	1,249,075	135,591	2,563	6,269	1,393,498
For the year ended December 31, 2020
Revenues (1)	$1,558,311	$396,161	$128,666	$—	$2,083,138
Cost of revenues (2)	256,673	117,105	102,750	—	476,528
Operating profit	1,301,638	279,056	25,916	—	1,606,610
Selling, general, and administrative expenses	102,889	34,905	17,663	38,810	194,267
Acquisition and new business initiatives
related adjustments and expenses	10,331	6,251	—	—	16,582
Asset impairment and decommission costs	28,887	11,210	—	—	40,097
Depreciation, amortization and accretion	539,399	174,073	2,356	6,142	721,970
Operating income (loss)	620,132	52,617	5,897	(44,952)	633,694
Other expense (principally interest
expense and other expense)				(651,443)	(651,443)
Loss before income taxes					(17,749)
Cash capital expenditures (3)	303,366	89,762	1,752	6,191	401,071

	Domestic Site	Int'l Site	Site
	Leasing	Leasing (1)	Development	Other (4)	Total

Assets	(in thousands)
As of December 31, 2022	$6,308,204	$3,808,699	$158,137	$310,001	$10,585,041
As of December 31, 2021	$6,628,156	$2,870,503	$87,410	$215,630	$9,801,699

(1)For the years ended December 31, 2022, 2021, and 2020, site leasing revenue in Brazil was $299.5 million, $233.5 million, and $222.6 million, respectively. Other than Brazil, no foreign country represented a material amount of the Company’s total site leasing revenues in any of the periods presented. Total long-lived assets in Brazil were $1.0 billion and $0.9 billion as of December 31, 2022 and 2021, respectively.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share data):

	For the year ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to SBA
Communications Corporation	$461,429	$237,624	$24,104
Denominator:
Basic weighted-average shares outstanding	107,957	109,328	111,532
Dilutive impact of stock options, RSUs, and PSUs	1,429	1,849	1,933
Diluted weighted-average shares outstanding	109,386	111,177	113,465
Net income per common share attributable to SBA
Communications Corporation:
Basic	$4.27	$2.17	$0.22
Diluted	$4.22	$2.14	$0.21

For the years ended December 31, 2022, 2021, and 2020, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2022 are as follows (in thousands):

	Finance Leases	Operating Leases
2023	$2,425	$268,472
2024	1,633	269,901
2025	1,225	269,928
2026	408	269,649
2027	—	267,767
Thereafter	—	2,205,896
Total minimum lease payments	5,691	3,551,613
Less: amount representing interest	(276)	(1,254,035)
Present value of future payments	5,415	2,297,578
Less: current obligations	(2,283)	(260,082)
Long-term obligations	$3,132	$2,037,496

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2022 is as follows:

(in thousands)
2023	$2,078,543
2024	1,913,057
2025	1,682,566
2026	1,379,197
2027	1,086,355
Thereafter	2,403,062
Total	$10,542,780

Litigation

The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2022	2021	2020

T-Mobile	36.4%	36.2%	34.5%
AT&T Wireless	19.6%	22.2%	24.1%
Verizon Wireless	14.5%	14.7%	14.1%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2022	2021	2020

T-Mobile	40.6%	40.2%	40.5%
AT&T Wireless	29.0%	30.5%	32.2%
Verizon Wireless	20.1%	19.8%	18.5%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2022 (1)	2021	2020

Telefonica	20.7%	16.3%	18.1%
Claro	19.0%	13.7%	14.5%
TIM	17.3%	7.2%	7.0%
Oi S.A.	3.9%	28.3%	28.7%

(1)Amounts reflect the sale of Oi S.A.’s wireless assets to Telefonica, Claro, and TIM.

	For the year ended December 31,
Percentage of Site Development Revenue	2022	2021	2020

T-Mobile	80.1%	78.2%	66.8%

Five customers comprised 71.6% and 65.5% of total gross accounts receivable at December 31, 2022 and 2021, respectively.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $3.2 million, $2.9 million, and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

20.REDEEMABLE NONCONTROLLING INTERESTS

The Company allocates income and losses to its redeemable noncontrolling interest holders based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interest is recognized at the greater of (1) the initial carrying amount of the noncontrolling interest as adjusted for accumulated income or loss attributable to the noncontrolling interest holder or (2) the redemption value as of the balance sheet date. Adjustments to the carrying amount of redeemable noncontrolling interest are charged against retained earnings (or additional paid-in capital if there are no retained earnings). The fair value of the redeemable noncontrolling interest is estimated using Level 3 inputs.

The components of redeemable noncontrolling interests are as follows (in thousands):

	December 31,	December 31,
	2022	2021

Beginning balance	$17,250	$15,194
Net loss attributable to noncontrolling interests	(1,630)	—
Foreign currency translation adjustments	(204)	—
Purchase of noncontrolling interests	—	(18,000)
Contribution from joint venture partner	—	17,250
Adjustment to redemption amount	16,319	2,806
Ending balance	$31,735	$17,250

21.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of December 31, 2022, the hedge remains highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. As of December 31, 2022 and 2021, the interest rate swap had a fair value of $182.9 million and $60.3 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate of $119.6 million gain and a $47.8 million loss as of December 31, 2022 and 2021, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows except for the termination of interest rate swaps which are recorded in Net cash used in financing activities.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the fiscal years ended December 31, 2022, 2021, and 2020.

	For the year ended December 31,
	2022	2021	2020

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$122,536	$48,200	$(128,086)
Amount recognized in Non-cash interest expense	$—	$—	$(6,707)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$44,887	$44,887	$29,315

22.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
	(in thousands, except per share amounts)
Revenues	$686,094	$675,584	$652,006	$619,770
Operating income	234,664	242,987	230,978	216,779
Depreciation, accretion, and amortization	(183,036)	(173,825)	(176,392)	(174,323)
Net income attributable to SBA Communications Corporation	103,281	100,009	69,516	188,623

Net income per common share - basic	$0.96	$0.93	$0.64	$1.75
Net income per common share - diluted	0.94	0.91	0.64	1.72

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
	(in thousands, except per share amounts)
Revenues	$595,262	$589,305	$575,528	$548,739
Operating income	197,376	211,776	199,764	173,579
Depreciation, accretion, and amortization	(169,895)	(170,916)	(175,469)	(183,881)
Net income (loss) attributable to SBA Communications Corporation	48,902	47,798	152,669	(11,745)

Net income (loss) per common share - basic	$0.45	$0.44	$1.40	$(0.11)
Net income (loss) per common share - diluted	0.44	0.43	1.37	(0.11)

Because net income (loss) per share amounts are calculated using the weighted-average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.