Form 10-Q
period 2023-03-31
SBA COMMUNICATIONS CORP
filed 2023-05-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 108,339,393 shares of Class A common stock as of April 26, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$152,772	$143,708
Restricted cash	36,615	41,959
Accounts receivable, net	183,134	184,368
Costs and estimated earnings in excess of billings on uncompleted contracts	58,815	79,549
Prepaid expenses and other current assets	40,214	33,149
Total current assets	471,550	482,733
Property and equipment, net	2,709,784	2,713,727
Intangible assets, net	2,693,883	2,776,472
Operating lease right-of-use assets, net	2,376,609	2,381,955
Acquired and other right-of-use assets, net	1,518,648	1,507,781
Other assets	771,055	722,373
Total assets	$10,541,529	$10,585,041
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$53,553	$51,427
Accrued expenses	92,797	101,484
Current maturities of long-term debt	24,000	24,000
Deferred revenue	145,399	154,553
Accrued interest	28,215	54,173
Current lease liabilities	270,308	262,365
Other current liabilities	24,511	48,762
Total current liabilities	638,783	696,764
Long-term liabilities:
Long-term debt, net	12,797,828	12,844,162
Long-term lease liabilities	2,033,167	2,040,628
Other long-term liabilities	302,721	248,067
Total long-term liabilities	15,133,716	15,132,857
Redeemable noncontrolling interests	38,184	31,735
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 108,326 shares and
107,997 shares issued and outstanding at March 31, 2023 and December 31, 2022,
respectively	1,083	1,080
Additional paid-in capital	2,800,046	2,795,176
Accumulated deficit	(7,473,913)	(7,482,061)
Accumulated other comprehensive loss, net	(596,370)	(590,510)
Total shareholders' deficit	(5,269,154)	(5,276,315)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,541,529	$10,585,041

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2023	2022

Revenues:
Site leasing	$617,268	$559,432
Site development	58,248	60,338
Total revenues	675,516	619,770
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	120,119	107,155
Cost of site development	44,185	45,773
Selling, general, and administrative expenses (1)	72,209	62,124
Acquisition and new business initiatives related
adjustments and expenses	6,057	5,104
Asset impairment and decommission costs	26,390	8,512
Depreciation, accretion, and amortization	182,415	174,323
Total operating expenses	451,375	402,991
Operating income	224,141	216,779
Other income (expense):
Interest income	2,816	2,502
Interest expense	(101,226)	(82,252)
Non-cash interest expense	(14,239)	(11,526)
Amortization of deferred financing fees	(4,988)	(4,881)
Other income, net	37,558	108,161
Total other (expense) income, net	(80,079)	12,004
Income before income taxes	144,062	228,783
Provision for income taxes	(43,508)	(40,477)
Net income	100,554	188,306
Net loss attributable to noncontrolling interests	663	317
Net income attributable to SBA Communications
Corporation	$101,217	$188,623
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.94	$1.75
Diluted	$0.93	$1.72
Weighted-average number of common shares
Basic	108,132	108,086
Diluted	109,271	109,544

(1)Includes non-cash compensation of $25,529 and $24,116 for the three months ended March 31, 2023 and 2022, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2023	2022

Net income	$100,554	$188,306
Adjustments related to interest rate swaps	(22,389)	85,322
Foreign currency translation adjustments	16,529	85,506
Comprehensive income	94,694	359,134
Comprehensive loss attributable to noncontrolling interests	663	434
Comprehensive income attributable to SBA
Communications Corporation	$95,357	$359,568

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2022	107,997	$1,080	$2,795,176	$(7,482,061)	$(590,510)	$(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	101,217	—	101,217
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	329	3	(14,719)	—	—	(14,716)
Non-cash stock compensation	—	—	26,701	—	—	26,701
Adjustments related to interest rate swaps	—	—	—	—	(22,389)	(22,389)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	16,529	16,529
Dividends and dividend equivalents
on common stock	—	—	—	(93,069)	—	(93,069)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,112)	—	—	(7,112)
BALANCE, March 31, 2023	108,326	$1,083	$2,800,046	$(7,473,913)	$(596,370)	$(5,269,154)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	188,623	—	188,623
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	150	2	1,566	—	—	1,568
Non-cash stock compensation	—	—	25,143	—	—	25,143
Adjustments related to interest rate swaps	—	—	—	—	85,322	85,322
Repurchase and retirement of common stock	(1,300)	(13)	—	(431,654)	—	(431,667)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	85,623	85,623
Dividends and dividend equivalents
on common stock	—	—	—	(77,134)	—	(77,134)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(19,221)	—	—	(19,221)
BALANCE, March 31, 2022	107,806	$1,078	$2,688,835	$(7,523,696)	$(591,364)	$(5,425,147)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,554	$188,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	182,415	174,323
Gain on remeasurement of U.S. denominated intercompany loans	(41,932)	(109,644)
Non-cash compensation expense	26,206	24,747
Non-cash asset impairment and decommission costs	26,417	8,366
Deferred and non-cash income tax provision	36,320	34,262
Other non-cash items reflected in the Statements of Operations	23,883	16,896
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	9,103	(9,812)
Prepaid expenses and other assets	(4,235)	(2,201)
Operating lease right-of-use assets, net	37,452	33,682
Accounts payable and accrued expenses	(8,904)	(7,002)
Accrued interest	(25,958)	(25,384)
Long-term lease liabilities	(34,475)	(31,038)
Other liabilities	(15,678)	(3,019)
Net cash provided by operating activities	311,168	292,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(19,929)	(215,181)
Capital expenditures	(49,135)	(38,008)
Purchase of investments	(213,371)	(30,393)
Proceeds from sale of investments	213,003	30,214
Other investing activities	(77,329)	(2,513)
Net cash used in investing activities	(146,761)	(255,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	140,000	330,000
Repayments under Revolving Credit Facility	(185,000)	—
Repurchase and retirement of common stock	—	(431,667)
Payment of dividends on common stock	(93,933)	(76,873)
Proceeds from employee stock purchase/stock option plans	11,942	10,836
Payments related to taxes on stock options and restricted stock units	(26,658)	(9,228)
Other financing activities	(7,079)	25,182
Net cash used in financing activities	(160,728)	(151,750)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	220	15,961
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,899	(99,188)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	189,283	435,626
End of period	$193,182	$336,438

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,094	$107,594
Income taxes	$7,000	$5,696

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,733	$41,038
Operating lease modifications and reassessments	$12,859	$12,445
Right-of-use assets obtained in exchange for new finance lease liabilities	$256	$674

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals and deferrals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

For foreign subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities of such subsidiaries, which are not denominated in U.S. dollars, are remeasured at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at monthly average rates prevailing during the year. Remeasurement gains and losses are reported as Other income, net in the Consolidated Statements of Operations.

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $27.4 million gain and a $72.9 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2023 and 2022, respectively, due to changes in foreign exchange rates. During the three months ended March 31, 2023, the Company repaid $45.8 million under its intercompany loan agreements. As of March 31, 2023 and December 31, 2022, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.5 billion.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Refer to Note 16 for discussion of the Company’s redeemable noncontrolling interests.

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.2% - 8.7%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months
	ended March 31,
	2023	2022

	(in thousands)
Asset impairment (1)	$22,332	$7,790
Write-off of carrying value of decommissioned towers	1,954	590
Other (including third party decommission costs)	2,104	132
Total asset impairment and decommission costs	$26,390	$8,512

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers. As a result of increased churn from Sprint, the Company experienced increased asset impairment charges for the three months ended March 31, 2023.

The Company’s long-term investments were $37.1 million and $40.7 million as of March 31, 2023 and December 31, 2022, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase its investment in the future through call options exercisable by the Company and put options exercisable by the investee. These put and call options are recorded at fair market value. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of March 31, 2023 and December 31, 2022, the Company had $1.9 million and $1.3 million of short-term investments, respectively. For the three months ended March 31, 2023, the Company purchased $213.3 million and sold $213.0 million of short-term investments. For the three months ended March 31, 2022, the Company purchased and sold $30.2 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2023	December 31, 2022	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$152,772	$143,708	Cash and cash equivalents
Securitization escrow accounts	30,616	35,820	Restricted cash - current asset
Payment, performance bonds, and other	5,999	6,139	Restricted cash - current asset
Surety bonds and workers compensation	3,795	3,616	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$193,182	$189,283

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $5.8 million and $6.0 million held in escrow as of March 31, 2023 and December 31, 2022, respectively, related to the Company’s acquisition activities.

Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2023 and December 31, 2022, the Company had $41.5 million and $42.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2023 and December 31, 2022, the Company had pledged $2.3 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Costs incurred on uncompleted contracts	$152,600	$137,736
Estimated earnings	79,772	51,287
Billings to date	(183,567)	(134,665)
	$48,805	$54,358

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$58,815	$79,549
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(10,010)	(25,191)
	$48,805	$54,358

At March 31, 2023 and December 31, 2022, the two largest customers comprised 95.0% and 96.7%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Short-term investments	$1,864	$1,331
Prepaid real estate taxes	3,594	3,333
Prepaid taxes	10,500	10,639
Other current assets	24,256	17,846
Total prepaid expenses and other current assets	$40,214	$33,149

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Straight-line rent receivable	$396,617	$388,638
Interest rate swap asset (1)	151,464	182,860
Loans receivable (2)	117,880	39,922
Deferred lease costs, net	8,509	7,747
Deferred tax asset - long term	11,736	16,173
Long-term investments	37,068	40,696
Other	47,781	46,337
Total other assets	$771,055	$722,373

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023, the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $120.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $47.0 million of delayed draw term loans. The final maturity date of the loans is November 30, 2024. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. Interest on the loans is received monthly. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of March 31, 2023, the outstanding principal balance of the loan was $78.0 million and was accruing interest at 9.49%.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$11,471	$207,863
Acquisition of right-of-use assets	1,309	—
Land buyouts and other assets (2)	7,149	7,318
Total cash acquisition capital expenditures	$19,929	$215,181

(1)The three months ended March 31, 2022 includes $176.1 million of acquisitions related to the Company’s purchase of sites from Airtel Tanzania.

(2)Excludes $5.1 million and $3.8 million spent to extend ground lease terms for the three months ended March 31, 2023 and 2022, respectively. The Company recorded these amounts in prepaid rent within prepaid and other current assets on its Consolidated Balance Sheets.

During the three months ended March 31, 2023, the Company acquired 14 towers and related assets and liabilities consisting of $1.6 million of property and equipment, net, $8.9 million of intangible assets, net, $1.0 million of operating lease right of use assets, net, $0.8 million of acquired and other right-of-use assets, net, $0.1 million of acquisition related holdbacks, $0.5 million of long-term lease liabilities, and $1.1 million of other net assets assumed. In the three months ended March 31, 2023, the Company concluded that for all of its acquisitions substantially all of the value of its tower acquisition is concentrated in a group of similar identifiable assets.

Additionally, subsequent to March 31, 2023, the Company purchased or is under contract to purchase 66 communication sites for an aggregate consideration of $63.7 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the fourth quarter of 2023.

The maximum potential obligation related to contingent consideration for acquisitions was $9.9 million and $10.1 million as of March 31, 2023 and December 31, 2022, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Towers and related assets (1)	$5,705,778	$5,650,902
Construction-in-process (2)	83,839	77,564
Furniture, equipment, and vehicles	67,501	67,403
Land, buildings, and improvements	896,728	889,293
Total property and equipment	6,753,846	6,685,162
Less: accumulated depreciation	(4,044,062)	(3,971,435)
Property and equipment, net	$2,709,784	$2,713,727

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $69.4 million and $68.1 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, unpaid capital expenditures that are included in accounts payable and accrued expenses were $8.8 million and $7.5 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2023			As of December 31, 2022
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,197,602	$(3,151,097)	$2,046,505	$5,170,187	$(3,060,494)	$2,109,693
Network location intangibles	1,902,092	(1,254,714)	647,378	1,893,048	(1,226,269)	666,779
Intangible assets, net	$7,099,694	$(4,405,811)	$2,693,883	$7,063,235	$(4,286,763)	$2,776,472

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $101.8 million and $100.6 million for the three months ended March 31, 2023 and 2022, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Salaries and benefits	$14,840	$27,727
Real estate and property taxes	8,112	8,422
Unpaid capital expenditures	8,762	7,476
Acquisition related holdbacks	25,622	25,681
Other	35,461	32,178
Total accrued expenses	$92,797	$101,484

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2023			December 31, 2022
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$675,000	$675,000	$675,000	$720,000	$720,000	$720,000
2018 Term Loan	Apr. 11, 2025	2,286,000	2,286,000	2,278,817	2,292,000	2,280,540	2,284,007
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	604,612	618,357	620,000	598,480	618,099
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,110,828	1,160,474	1,165,000	1,095,776	1,159,860
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	678,660	745,841	750,000	665,633	745,480
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	519,390	595,793	600,000	506,574	595,586
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,014,550	1,156,304	1,165,000	991,705	1,155,724
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	774,265	887,867	895,000	756,302	887,443
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	709,565	886,711	895,000	686,134	886,495
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	868,488	840,091	850,000	855,899	840,053
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,406,595	1,487,739	1,500,000	1,375,815	1,487,013
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,248,750	1,488,834	1,500,000	1,286,250	1,488,402
Total debt		$12,901,000	$11,896,703	$12,821,828	$12,952,000	$11,819,108	$12,868,162
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$12,797,828			$12,844,162

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended March 31,
	Rates as of	2023		2022
	March 31,	Cash	Non-cash	Cash	Non-cash
	2023	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	6.037%	$9,286	$—	$2,279	$—
2018 Term Loan (1)	2.569%	14,363	9,223	10,910	11,438
2014-2C Tower Securities	3.869%	6,046	—	6,046	—
2018-1C Tower Securities	3.448%	—	—	5,570	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—
2021-1C Tower Securities	1.631%	4,846	—	4,846	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—
2022-1C Tower Securities	6.599%	14,093	—	—	—
2020 Senior Notes	3.875%	14,531	88	14,531	88
2021 Senior Notes	3.125%	11,719	—	11,719	—
Other		778	4,928	787	—
Total		$101,226	$14,239	$82,252	$11,526

(1)The 2018 Term Loan has a blended rate of 2.569%, which includes the impact of the interest rate swap entered into on August 4, 2020, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 6.600% as of March 31, 2023. Refer to Note 17 for more information on the Company’s interest rate swap.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	March 31, 2023 (1)	March 31, 2023 (2)	March 31, 2023

Revolving Credit Facility	6.037%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes the Company’s Revolving Credit Facility activity during the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months
	ended March 31,
	2023	2022

Beginning outstanding balance	$720,000	$350,000
Borrowings	140,000	330,000
Repayments	(185,000)	—
Ending outstanding balance	$675,000	$680,000

Subsequent to March 31, 2023, the Company repaid $80.0 million under the Revolving Credit Facility, and as of the date of this filing, $595.0 million was outstanding.

Term Loan under the Senior Credit Agreement

During the three months ended March 31, 2023, the Company repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of March 31, 2023, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the prior plan. As of the date of this filing, the Company had $504.7 million of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months
	ended March 31,
	2023	2022

Total number of shares purchased (in millions) (1)	—	1.3
Average price paid per share (1)	$—	$332.00
Total price paid (in millions) (1)	$—	$431.6

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the three months ended March 31, 2023, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023

Dividends paid in 2023 were ordinary taxable dividends.

Subsequent to March 31, 2023, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 30, 2023	May 26, 2023	$0.85	June 21, 2023

12.STOCK-BASED COMPENSATION

Stock Options

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses a combination of historical data and historical volatility to establish the expected volatility, as well as to estimate the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. There were no options granted during the three months ended March 31, 2023.

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2023 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2022	1,673	$161.02
Exercised	(112)	$107.43
Forfeited/canceled	(1)	$217.40
Outstanding at March 31, 2023	1,560	$164.84	2.3	$150,596
Exercisable at March 31, 2023	1,543	$163.68	2.2	$150,375
Unvested at March 31, 2023	17	$282.56	7.2	$221

The total intrinsic value for options exercised during the three months ended March 31, 2023 was $19.0 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2023:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2022	222	$280.66	429	$332.18
Granted	163	$256.19	95	$263.53
PSU adjustment (2)	—	$—	65	$302.96
Vested	(111)	$262.07	(207)	$345.08
Forfeited/canceled	(7)	$281.10	(13)	$295.77
Outstanding at March 31, 2023	267	$273.43	369	$298.88

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRSs. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $545.2 million as of December 31, 2022, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. The Company strongly disagrees with the assessment and have filed an appeal with the higher appellate taxing authorities as the Company believes the proposed adjustments are without merit. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $93.1 million (excluding penalties and interest, which as of such date would have been $86.9 million).

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended March 31, 2023	(in thousands)
Revenues (1)	$454,833	$162,435	$58,248	$—	$675,516
Cost of revenues (2)	69,750	50,369	44,185	—	164,304
Operating profit	385,083	112,066	14,063	—	511,212
Selling, general, and administrative expenses	31,743	16,730	6,077	17,659	72,209
Acquisition and new business initiatives
related adjustments and expenses	3,232	2,825	—	—	6,057
Asset impairment and decommission costs	19,435	4,886	—	2,069	26,390
Depreciation, amortization and accretion	119,487	60,412	916	1,600	182,415
Operating income (loss)	211,186	27,213	7,070	(21,328)	224,141
Other expense, net (principally interest
expense and other income)				(80,079)	(80,079)
Income before income taxes					144,062
Cash capital expenditures (3)	44,636	23,033	395	1,256	69,320

For the three months ended March 31, 2022
Revenues (1)	$432,986	$126,446	$60,338	$—	$619,770
Cost of revenues (2)	65,804	41,351	45,773	—	152,928
Operating profit	367,182	85,095	14,565	—	466,842
Selling, general, and administrative expenses	23,373	15,494	5,522	17,735	62,124
Acquisition and new business initiatives
related adjustments and expenses	3,599	1,505	—	—	5,104
Asset impairment and decommission costs	5,483	3,029	—	—	8,512
Depreciation, amortization and accretion	123,133	48,881	588	1,721	174,323
Operating income (loss)	211,594	16,186	8,455	(19,456)	216,779
Other income, net (principally interest
expense and other income)				12,004	12,004
Income before income taxes					228,783
Cash capital expenditures (3)	39,545	211,771	966	1,581	253,863

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of March 31, 2023	$6,186,249	$3,855,779	$127,215	$372,286	$10,541,529
As of December 31, 2022	$6,308,204	$3,808,699	$158,137	$310,001	$10,585,041

(1)For the three months ended March 31, 2023 and 2022, site leasing revenue in Brazil was $93.8 million and $65.2 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total revenues in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.8 billion and $5.9 billion as of March 31, 2023 and December 31, 2022, respectively. Total international long-lived assets were $3.5 billion as of March 31, 2023 and December 31, 2022. Total long-lived assets in Brazil were $2.1 billion and $2.0 billion as of March 31, 2023 and December 31, 2022, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	For the three months
	ended March 31,
	2023	2022
Numerator:
Net income attributable to SBA
Communications Corporation	$101,217	$188,623
Denominator:
Basic weighted-average shares outstanding	108,132	108,086
Dilutive impact of stock options, RSUs, and PSUs	1,139	1,458
Diluted weighted-average shares outstanding	109,271	109,544
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.94	$1.75
Diluted	$0.93	$1.72

For the three months ended March 31, 2023 and 2022, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2023	2022

Beginning balance	$31,735	$17,250
Net loss attributable to noncontrolling interests	(663)	(1,630)
Foreign currency translation adjustments	—	(204)
Adjustment to redemption amount	7,112	16,319
Ending balance	$38,184	$31,735

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan. As of March 31, 2023, the hedge remains highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. As of March 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $151.5 million and $182.9 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

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

Accumulated other comprehensive loss, net includes an aggregate $97.2 million gain and a $119.6 million gain as of March 31, 2023 and December 31, 2022, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows except for the termination of interest rate swaps, which are recorded in Net cash used in financing activities.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2023 and 2022.

	For the three months
	ended March 31,
	2023	2022

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(31,396)	$74,101

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$9,007	$11,221

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 97.2% of our total segment operating profit for the three months ended March 31, 2023. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2023, we owned 39,362 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of March 31, 2023, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2023. In addition, as of March 31, 2023, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of March 31, 2023, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 to our Consolidated Financial Statements included in this quarterly report.

	For the three months ended
Segment operating profit as a percentage of	March 31,

total operating profit	2023	2022

Domestic site leasing	75.3%	78.7%
International site leasing	21.9%	18.2%
Total site leasing	97.2%	96.9%

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

During the remainder of 2023, we expect organic site leasing revenue in both our domestic and international segments to increase over 2022 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

For information regarding our operating segments, see Note 14 to our Consolidated Financial Statements in this quarterly report.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed below and in our Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$454,833	$432,986	$—	$21,847	5.0%
International site leasing	162,435	126,446	(2,515)	38,504	30.5%
Site development	58,248	60,338	—	(2,090)	(3.5%)
Total	$675,516	$619,770	$(2,515)	$58,261	9.4%
Cost of Revenues
Domestic site leasing	$69,750	$65,804	$—	$3,946	6.0%
International site leasing	50,369	41,351	(871)	9,889	23.9%
Site development	44,185	45,773	—	(1,588)	(3.5%)
Total	$164,304	$152,928	$(871)	$12,247	8.0%
Operating Profit
Domestic site leasing	$385,083	$367,182	$—	$17,901	4.9%
International site leasing	112,066	85,095	(1,644)	28,615	33.6%
Site development	14,063	14,565	—	(502)	(3.4%)

Revenues

Domestic site leasing revenues increased $21.8 million for the three months ended March 31, 2023, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 63 towers acquired and 14 towers built since January 1, 2022, partially offset by lease non-renewals.

International site leasing revenues increased $36.0 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $38.5 million. These changes were primarily due to (1) revenues from 3,296 towers acquired (including 2,632 sites from Grupo TorreSur (“GTS”) in Brazil) and 499 towers built since January 1, 2022, (2) an increase in reimbursable pass-through expenses due primarily to increases in consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 15.2% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $2.1 million for the three months ended March 31, 2023, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Operating Profit

Domestic site leasing segment operating profit increased $17.9 million for the three months ended March 31, 2023, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2022 and organic site leasing growth as noted above, (2) continued control of our site leasing cost of revenue, and (3) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $27.0 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $28.6 million. These changes were primarily due to additional profit generated by (1) towers acquired and built since January 1, 2022 and organic site leasing growth as noted above and (2) the positive impact of our ground lease purchase program, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions.

Site development segment operating profit decreased $0.5 million for the three months ended March 31, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$31,743	$23,373	$—	$8,370	35.8%
International site leasing	16,730	15,494	(520)	1,756	11.3%
Total site leasing	$48,473	$38,867	$(520)	$10,126	26.1%
Site development	6,077	5,522	—	555	10.1%
Other	17,659	17,735	—	(76)	(0.4%)
Total	$72,209	$62,124	$(520)	$10,605	17.1%

Selling, general, and administrative expenses increased $10.1 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $10.6 million. These changes were primarily as a result of an increase in non-cash compensation, personnel, and other support related costs.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$19,435	$5,483	$—	$13,952	254.5%
International site leasing	4,886	3,029	(174)	2,031	67.1%
Total site leasing	$24,321	$8,512	$(174)	$15,983	187.8%
Other	2,069	—	—	2,069	—%
Total	$26,390	$8,512	$(174)	$18,052	212.1%

Asset impairment and decommission costs increased $17.9 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $18.1 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$119,487	$123,133	$—	$(3,646)	(3.0%)
International site leasing	60,412	48,881	(893)	12,424	25.4%
Total site leasing	$179,899	$172,014	$(893)	$8,778	5.1%
Site development	916	588	—	328	55.8%
Other	1,600	1,721	—	(121)	(7.0%)
Total	$182,415	$174,323	$(893)	$8,985	5.2%

Domestic site leasing depreciation, accretion, and amortization expense decreased $3.6 million for the three months ended March 31, 2023, as compared to the prior year. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2022.

International site leasing depreciation, accretion, and amortization expense increased $11.5 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $12.4 million. These changes were primarily due to the increase in the number of towers we acquired and built since January 1, 2022, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$211,186	$211,594	$—	$(408)	(0.2%)
International site leasing	27,213	16,186	9	11,018	68.1%
Total site leasing	$238,399	$227,780	$9	$10,610	4.7%
Site development	7,070	8,455	—	(1,385)	(16.4%)
Other	(21,328)	(19,456)	—	(1,872)	9.6%
Total	$224,141	$216,779	$9	$7,353	3.4%

Domestic site leasing operating income decreased $0.4 million for the three months ended March 31, 2023, as compared to the prior year, primarily due to increases in asset impairment and decommission costs and selling, general, and administrative expenses, partially offset by higher segment operating profit and a decrease in depreciation, accretion, and amortization expense.

International site leasing operating income increased $11.0 million for the three months ended March 31, 2023, as compared to the prior year. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, and selling, general, and administrative expenses.

Site development operating income decreased $1.4 million for the three months ended March 31, 2023, as compared to the prior year, primarily due to higher selling, general, and administrative expenses and lower segment operating profit driven by less activity from T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$2,816	$2,502	$(17)	$331	13.2%
Interest expense	(101,226)	(82,252)	1	(18,975)	23.1%
Non-cash interest expense	(14,239)	(11,526)	—	(2,713)	23.5%
Amortization of deferred financing fees	(4,988)	(4,881)	—	(107)	2.2%
Other income, net	37,558	108,161	(68,849)	(1,754)	109.0%
Total	$(80,079)	$12,004	$(68,865)	$(23,218)	23.7%

Interest expense increased $19.0 million for the three months ended March 31, 2023, as compared to the prior year. This change was primarily due to a higher weighted-average interest rate on a higher average principal amount of cash-interest bearing debt outstanding. Based on the current rising interest rate environment, we expect interest expense will increase in future periods.

Other income, net includes a $41.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended March 31, 2023, while the prior year period included a $109.6 million gain.

Provision for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(43,508)	$(40,477)	$24,121	$(27,152)	738.2%

Provision for income taxes increased $3.0 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, provision for income taxes increased $27.2 million primarily due to increases in current and deferred foreign taxes.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$100,554	$188,306	$(44,735)	$(43,017)	(37.3%)

Net income decreased $87.8 million for the three months ended March 31, 2023, as compared to the prior year. On a constant currency basis, net income decreased $43.0 million due to increases in provision for income taxes, interest expense, and non-cash interest expense and a decrease in other income, net, partially offset by an increase in operating income.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$100,554	$188,306	$(44,735)	$(43,017)	(37.3%)
Non-cash straight-line leasing revenue	(6,849)	(8,001)	41	1,111	(13.9%)
Non-cash straight-line ground lease expense	723	1,053	(60)	(270)	(25.6%)
Non-cash compensation	26,206	24,747	(226)	1,685	6.8%
Other income, net	(37,558)	(108,161)	68,849	1,754	109.0%
Acquisition and new business initiatives
related adjustments and expenses	6,057	5,104	(66)	1,019	20.0%
Asset impairment and decommission costs	26,390	8,512	(174)	18,052	212.1%
Interest income	(2,816)	(2,502)	17	(331)	13.2%
Interest expense (1)	120,453	98,659	(1)	21,795	22.1%
Depreciation, accretion, and amortization	182,415	174,323	(893)	8,985	5.2%
Provision for income taxes (2)	43,765	41,711	(24,120)	26,174	532.8%
Adjusted EBITDA	$459,340	$423,751	$(1,368)	$36,957	8.7%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $257 and $1,234 of franchise taxes for the three months ended March 31, 2023 and 2022, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $35.6 million for the three months ended March 31, 2023, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $37.0 million. These changes were primarily due to an increase in segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Cash provided by operating activities	$311,168	$292,482
Cash used in investing activities	(146,761)	(255,881)
Cash used in financing activities	(160,728)	(151,750)
Change in cash, cash equivalents, and restricted cash	3,679	(115,149)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	220	15,961
Cash, cash equivalents, and restricted cash, beginning of period	189,283	435,626
Cash, cash equivalents, and restricted cash, end of period	$193,182	$336,438

Operating Activities

Cash provided by operating activities was $311.2 million for the three months ended March 31, 2023 as compared to $292.5 million for the three months ended March 31, 2022. The increase was primarily due to an increase in operating profit partially offset by an increase in cash interest expense and cash selling, general, and administrative expenses.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$(11,471)	$(207,863)
Acquisition of right-of-use assets	(1,309)	—
Land buyouts and other assets (2)	(7,149)	(7,318)
Construction and related costs	(21,566)	(16,477)
Augmentation and tower upgrades	(15,791)	(9,274)
Tower maintenance	(10,743)	(9,327)
General corporate	(1,035)	(2,930)
Other investing activities (3)	(77,697)	(2,692)
Net cash used in investing activities	$(146,761)	$(255,881)

(1)The three months ended March 31, 2022 includes $176.1 million of acquisitions related to our purchase of sites from Airtel Tanzania.

(2)Excludes $5.1 million and $3.8 million spent to extend ground lease terms for the three months ended March 31, 2023 and 2022, respectively.

(3)The three months ended March 31, 2023 includes a $78.0 million loan to an unconsolidated joint venture.

Additionally, subsequent to March 31, 2023, we purchased or are under contract to purchase 66 communication sites for an aggregate consideration of $63.7 million in cash. We anticipate that these acquisitions will be consummated by the end of the fourth quarter of 2023.

For 2023, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $54.0 million to $64.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $330.0 million to $350.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(45,000)	$330,000
Repurchase and retirement of common stock (2)	—	(431,667)
Payment of dividends on common stock	(93,933)	(76,873)
Proceeds from employee stock purchase/stock option plans	11,942	10,836
Payments related to taxes on stock options and restricted stock units	(26,658)	(9,228)
Other financing activities	(7,079)	25,182
Net cash used in financing activities	$(160,728)	$(151,750)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)As of the date of this filing, we had $504.7 million remaining under the current authorized share repurchase plan.

Dividends

For the three months ended March 31, 2023, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023

Dividends paid in 2023 were ordinary taxable dividends.

Subsequent to March 31, 2023, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

May 1, 2023	May 26, 2023	$0.85	June 21, 2023

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2023, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2023, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	March 31, 2023 (1)	March 31, 2023 (2)	March 31, 2023

Revolving Credit Facility	6.037%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes the Company’s Revolving Credit Facility activity during the three months ended March 31, 2023 and 2022 (in thousands):

	For the three
	ended March 31,
	2023	2022

Beginning outstanding balance	$720,000	$350,000
Borrowings	140,000	330,000
Repayments	(185,000)	—
Ending outstanding balance	$675,000	$680,000

Subsequent to March 31, 2023, we repaid $80.0 million under the Revolving Credit Facility, and as of the date of this filing, $595.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of March 31, 2023, the 2018 Term Loan was accruing interest at 6.600% per annum.

During the three months ended March 31, 2023, we repaid an aggregate of $6.0 million of principal on the 2018 Term Loan. As of March 31, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The 2018 Term Loan has a blended interest rate of 2.569% which includes the impact of the interest rate swap.

The ICE Benchmark Administration Limited (“IBA”) ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and intends to cease all other tenors on June 30, 2023. Since LIBOR will be ceasing, we will need to amend our credit facility to transition the 2018 Term Loan and the interest rate swap to an alternative benchmark rate before June 30, 2023.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of March 31, 2023, we, through the Trust, had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,892 tower sites owned by the Borrowers as of March 31, 2023. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of March 31, 2023:

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

(1)Interest paid monthly

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of March 31, 2023:

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

(1)Interest paid monthly

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

Debt Covenants

As of March 31, 2023, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of March 31, 2023:

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

Debt Service

As of March 31, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended March 31, 2024 based on the amounts outstanding as of March 31, 2023 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$41,907
2018 Term Loan (2)	82,717
2014-2C Tower Securities	24,185
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$431,721

(1)As of March 31, 2023, $675.0 million was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2023, we repaid an additional $80.0 million under the Revolving Credit Facility, and as of the date of this filing, $595.0 million was outstanding.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$675,000	$—	$—	$675,000	$675,000
2018 Term Loan	18,000	24,000	2,244,000	—	—	—	2,286,000	2,286,000
2014-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	604,612
2019-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,110,828
2020-1C Tower Securities (1)	—	—	—	750,000	—	—	750,000	678,660
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	519,390
2021-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,014,550
2021-2C Tower Securities (1)	—	—	—	—	895,000	—	895,000	774,265
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	709,565
2022-1C Tower Securities (1)	—	—	—	—	—	850,000	850,000	868,488
2020 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,406,595
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,248,750
Total debt obligation	$18,000	$644,000	$3,409,000	$2,590,000	$2,395,000	$3,845,000	$12,901,000	$11,896,703

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The IBA ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and will cease all other tenors on June 30, 2023. The discontinuation of LIBOR during 2023 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase. On July 7, 2021, we amended our Revolving Credit Facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate. However, we have not yet amended our credit facilities for our 2018 Term Loan or the associated swap agreement to transition to an alternative benchmark rate and anticipate we will need to do so before June 30, 2023.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2023, approximately 21.0% of our revenues and approximately 25.4% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2023. As of March 31, 2023, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 1.0%, respectively, for the three months ended March 31, 2023.

As of March 31, 2023, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2023 would have resulted in approximately $135.1 million of unrealized gains or losses that would have been included in Other income, net in our Consolidated Statements of Operations for the three months ended March 31, 2023.

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

•our belief that our business is operated in a manner that complies with the REIT rules and our intent to continue to do so;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2023. Based on such evaluation, such officers have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 8, 2023	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 8, 2023	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)