Form 10-Q
period 2023-06-30
SBA COMMUNICATIONS CORP
filed 2023-08-03
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 108,382,724 shares of Class A common stock as of July 26, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$179,169	$143,708
Restricted cash	72,077	41,959
Accounts receivable, net	160,311	184,368
Costs and estimated earnings in excess of billings on uncompleted contracts	42,146	79,549
Prepaid expenses and other current assets	64,914	33,149
Total current assets	518,617	482,733
Property and equipment, net	2,712,201	2,713,727
Intangible assets, net	2,628,077	2,776,472
Operating lease right-of-use assets, net	2,362,254	2,381,955
Acquired and other right-of-use assets, net	1,528,070	1,507,781
Other assets	855,251	722,373
Total assets	$10,604,470	$10,585,041
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$47,027	$51,427
Accrued expenses	84,121	101,484
Current maturities of long-term debt	24,000	24,000
Deferred revenue	230,072	154,553
Accrued interest	55,104	54,173
Current lease liabilities	274,828	262,365
Other current liabilities	23,237	48,762
Total current liabilities	738,389	696,764
Long-term liabilities:
Long-term debt, net	12,571,931	12,844,162
Long-term lease liabilities	2,018,065	2,040,628
Other long-term liabilities	330,842	248,067
Total long-term liabilities	14,920,838	15,132,857
Redeemable noncontrolling interests	37,573	31,735
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 108,381 shares and
107,997 shares issued and outstanding at June 30, 2023 and December 31, 2022,
respectively	1,084	1,080
Additional paid-in capital	2,824,994	2,795,176
Accumulated deficit	(7,362,838)	(7,482,061)
Accumulated other comprehensive loss, net	(555,570)	(590,510)
Total shareholders' deficit	(5,092,330)	(5,276,315)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,604,470	$10,585,041

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

Revenues:
Site leasing	$626,143	$580,233	$1,243,411	$1,139,665
Site development	52,357	71,773	110,605	132,111
Total revenues	678,500	652,006	1,354,016	1,271,776
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	115,014	111,515	235,133	218,670
Cost of site development	39,236	54,497	83,421	100,269
Selling, general, and administrative expenses (1)	63,383	63,274	135,592	125,398
Acquisition and new business initiatives related
adjustments and expenses	4,953	6,829	11,010	11,933
Asset impairment and decommission costs	32,867	8,521	59,257	17,033
Depreciation, accretion, and amortization	181,820	176,392	364,235	350,716
Total operating expenses	437,273	421,028	888,648	824,019
Operating income	241,227	230,978	465,368	447,757
Other income (expense):
Interest income	4,683	1,517	7,498	4,020
Interest expense	(101,288)	(84,315)	(202,514)	(166,566)
Non-cash interest expense	(7,518)	(11,529)	(21,757)	(23,054)
Amortization of deferred financing fees	(5,044)	(4,922)	(10,032)	(9,804)
Other income (expense), net	40,732	(66,141)	78,293	42,019
Total other expense, net	(68,435)	(165,390)	(148,512)	(153,385)
Income before income taxes	172,792	65,588	316,856	294,372
Benefit (provision) for income taxes	29,178	3,563	(14,331)	(36,914)
Net income	201,970	69,151	302,525	257,458
Net loss attributable to noncontrolling interests	1,678	365	2,340	682
Net income attributable to SBA Communications
Corporation	$203,648	$69,516	$304,865	$258,140
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.88	$0.64	$2.82	$2.39
Diluted	$1.87	$0.64	$2.79	$2.36
Weighted-average number of common shares
Basic	108,355	107,850	108,244	107,966
Diluted	108,884	109,347	109,078	109,443

(1)Includes non-cash compensation of $17,566 and $23,248 for the three months ended June 30, 2023 and 2022, respectively, and $43,094 and $47,364 for the six months ended June 30, 2023 and 2022, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2023	2022	2023	2022

Net income	$201,970	$69,151	$302,525	$257,458
Adjustments related to interest rate swaps	15,316	23,833	(7,072)	109,155
Foreign currency translation adjustments	25,029	(59,021)	41,555	26,485
Comprehensive income	242,315	33,963	337,008	393,098
Comprehensive loss attributable to noncontrolling interests	2,133	444	2,797	878
Comprehensive income attributable to SBA
Communications Corporation	$244,448	$34,407	$339,805	$393,976

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, March 31, 2023	108,326	$1,083	$2,800,046	$(7,473,913)	$(596,370)	$(5,269,154)
Net income attributable to SBA
Communications Corporation	—	—	—	203,648	—	203,648
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	55	1	6,646	—	—	6,647
Non-cash stock compensation	—	—	18,624	—	—	18,624
Adjustments related to interest rate swaps	—	—	—	—	15,316	15,316
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	25,484	25,484
Dividends and dividend equivalents
on common stock	—	—	—	(92,573)	—	(92,573)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(322)	—	—	(322)
BALANCE, June 30, 2023	108,381	$1,084	$2,824,994	$(7,362,838)	$(555,570)	$(5,092,330)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2022	107,997	$1,080	$2,795,176	$(7,482,061)	$(590,510)	$(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	304,865	—	304,865
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	384	4	(8,073)	—	—	(8,069)
Non-cash stock compensation	—	—	45,326	—	—	45,326
Adjustments related to interest rate swaps	—	—	—	—	(7,072)	(7,072)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	42,012	42,012
Dividends and dividend equivalents
on common stock	—	—	—	(185,642)	—	(185,642)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,435)	—	—	(7,435)
BALANCE, June 30, 2023	108,381	$1,084	$2,824,994	$(7,362,838)	$(555,570)	$(5,092,330)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302,525	$257,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	364,235	350,716
Gain on remeasurement of U.S. denominated intercompany loans	(85,268)	(45,928)
Non-cash compensation expense	44,456	48,648
Non-cash asset impairment and decommission costs	51,784	16,966
Deferred and non-cash income tax (benefit) provision	(258)	23,012
Other non-cash items reflected in the Statements of Operations	44,089	35,962
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	49,566	(8,078)
Prepaid expenses and other assets	(17,988)	(14,805)
Operating lease right-of-use assets, net	75,226	69,180
Accounts payable and accrued expenses	(24,504)	(3,064)
Accrued interest	1,066	1,752
Long-term lease liabilities	(68,967)	(62,990)
Other liabilities	62,139	(4,232)
Net cash provided by operating activities	798,101	664,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(39,737)	(353,578)
Capital expenditures	(112,583)	(90,971)
Purchase of investments	(627,310)	(281,624)
Proceeds from sale of investments	606,801	242,622
Other investing activities	(85,517)	(2,144)
Net cash used in investing activities	(258,346)	(485,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	140,000	330,000
Repayments under Revolving Credit Facility	(410,000)	(150,000)
Repurchase and retirement of common stock	—	(431,666)
Payment of dividends on common stock	(186,070)	(153,438)
Proceeds from employee stock purchase/stock option plans	19,308	20,240
Payments related to taxes on stock options and restricted stock units	(27,377)	(9,622)
Other financing activities	(10,749)	18,482
Net cash used in financing activities	(474,888)	(376,004)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,359	12,454
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	66,226	(184,648)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	189,283	435,626
End of period	$255,509	$250,978

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$201,424	$167,803
Income taxes	$16,158	$14,060

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,570	$115,089
Operating lease modifications and reassessments	$13,556	$23,621
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,031	$2,392

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

Intercompany Loans Subject to Remeasurement

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $27.8 million gain and a $43.1 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2023 and 2022, respectively, and a $55.2 million gain and a $29.8 million gain, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2023 and 2022, respectively, due to changes in foreign exchange rates. During the six months ended June 30, 2023, the Company funded $4.2 million and repaid $95.8 million under its intercompany loan agreements. As of June 30, 2023 and December 31, 2022, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.4 billion and $1.5 billion, respectively.

Reference Rate Reform

The ICE Benchmark Administration Limited ceased publication of the one month LIBOR on June 30, 2023. On June 21, 2023, the Company amended its interest rate swap to change from LIBOR as an interest rate benchmark to the replacement benchmark of Term SOFR effective on August 1, 2023. The Company has elected the optional expedient which allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to dedesignate the hedging relationship, allowing the Company to continue applying hedge accounting to its cash flow hedge. Subsequent to the second quarter, the Company amended its 2018 Term Loan and its Revolving Credit Facility to use Term SOFR as the benchmark rate. The transition from LIBOR to Term SOFR did not have a material impact on the consolidated financial statements. Refer to Notes 10 and 17 for further discussion of the 2018 Term Loan, Revolving Credit Facility, and the Company’s interest rate swap.

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

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 6.5% - 8.8%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

	(in thousands)
Towers and related assets (1)	$16,884	$3,680	$31,241	$8,419
Operating lease right-of-use assets (1)(2)	7,479	3,204	15,455	6,255
Write-off of carrying value of decommissioned towers	849	1,733	2,802	2,325
Other (including tower and equipment decommission costs)	7,655	(96)	9,759	34
Total asset impairment and decommission costs	$32,867	$8,521	$59,257	$17,033

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers. As a result of increased churn, the Company experienced increased asset impairment charges for the three and six months ended June 30, 2023.

(2)Amounts relate to the recognition of impairment charges on our right-of-use assets recorded in accordance with ASC 842.

The Company’s long-term investments were $34.2 million and $40.7 million as of June 30, 2023 and December 31, 2022, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. Some of these investments provide for the Company to increase its investment in the future through call options exercisable by the Company and put options exercisable by the investee. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, the investment could be impaired.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of June 30, 2023 and December 31, 2022, the Company had $22.4 million and $1.3 million of short-term investments, respectively. For the six months ended June 30, 2023, the Company purchased $627.3 million and sold $606.8 million of short-term investments. For the six months ended June 30, 2022, the Company purchased $281.4 million and sold $241.4 million of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate (or Term SOFR as amended July 3, 2023) was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2023	December 31, 2022	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$179,169	$143,708	Cash and cash equivalents
Securitization escrow accounts	66,252	35,820	Restricted cash - current asset
Payment, performance bonds, and other	5,825	6,139	Restricted cash - current asset
Surety bonds and workers compensation	4,263	3,616	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$255,509	$189,283

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $5.6 million and $6.0 million held in escrow as of June 30, 2023 and December 31, 2022, respectively, related to the Company’s acquisition activities.

Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2023 and December 31, 2022, the Company had $41.8 million and $42.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2023 and December 31, 2022, the Company had pledged $2.4 million and $2.3 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Costs incurred on uncompleted contracts	$141,865	$137,736
Estimated earnings	76,646	51,287
Billings to date	(188,296)	(134,665)
	$30,215	$54,358

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,146	$79,549
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(11,931)	(25,191)
	$30,215	$54,358

At June 30, 2023 and December 31, 2022, the two largest customers comprised 93.4% and 96.7%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Short-term investments	$22,379	$1,331
Prepaid real estate taxes	2,195	3,333
Prepaid taxes	13,348	10,639
Prepaid ground rent	3,178	3,867
Other current assets	23,814	13,979
Total prepaid expenses and other current assets	$64,914	$33,149

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Straight-line rent receivable	$405,641	$388,638
Interest rate swap asset (1)	159,320	182,860
Loans receivable (2)	126,126	39,922
Deferred lease costs, net	8,389	7,747
Deferred tax asset - long term	73,471	16,173
Long-term investments	34,165	40,696
Other	48,139	46,337
Total other assets	$855,251	$722,373

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023, the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $120.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $47.0 million of delayed draw term loans. The final maturity date of the loans is November 30, 2024. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. Interest on the loans is received monthly. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of June 30, 2023, the outstanding principal balance of the loan was $83.0 million and was accruing interest at 9.910%. On August 1, 2023, the Company funded an additional $5.0 million loan to the Investee.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$8,134	$78,665	$19,605	$286,528
Acquisition of right-of-use assets	1,437	2,220	2,746	2,220
Land buyouts and other assets (2)(3)	10,237	57,512	17,386	64,830
Total cash acquisition capital expenditures	$19,808	$138,397	$39,737	$353,578

(1)The six months ended June 30, 2022 includes $176.1 million of acquisitions related to the Company’s purchase of sites from Airtel Tanzania.

(2)Excludes $2.7 million spent to extend ground lease terms for the three months ended June 30, 2023 and 2022, and excludes $7.9 million and $6.5 million spent to extend ground lease terms for the six months ended June 30, 2023 and 2022, respectively. The Company recorded these amounts in prepaid rent within prepaid expenses and other current assets on its Consolidated Balance Sheets.

(3)The three and six months ended June 30, 2022 includes amounts paid related to the acquisition of a data center.

During the six months ended June 30, 2023, the Company acquired 23 towers and related assets and liabilities consisting of $2.6 million of property and equipment, net, $16.7 million of intangible assets, net, $3.4 million of operating lease right-of-use assets, net, $1.7 million of acquired and other right-of-use assets, net, $0.1 million of acquisition related holdbacks, $2.2 million of long-term lease liabilities, and $0.3 million of other net assets assumed. During the six months ended June 30, 2023, the Company concluded that for all of its acquisitions substantially all of the value of its tower acquisition is concentrated in a group of similar identifiable assets.

Additionally, subsequent to June 30, 2023, the Company purchased or is under contract to purchase 134 communication sites for an aggregate consideration of $72.9 million in cash. The Company anticipates that these acquisitions will be consummated by the end of 2023.

The maximum potential obligation related to contingent consideration for acquisitions was $8.2 million and $10.1 million as of June 30, 2023 and December 31, 2022, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Towers and related assets (1)	$5,764,593	$5,650,902
Construction-in-process (2)	92,187	77,564
Furniture, equipment, and vehicles	70,775	67,403
Land, buildings, and improvements	905,255	889,293
Total property and equipment	6,832,810	6,685,162
Less: accumulated depreciation	(4,120,609)	(3,971,435)
Property and equipment, net	$2,712,201	$2,713,727

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $69.0 million and $68.5 million for the three months ended June 30, 2023 and 2022, respectively, and $138.4 million and $136.7 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.2 million and $7.5 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2023			As of December 31, 2022
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,246,825	$(3,248,516)	$1,998,309	$5,170,187	$(3,060,494)	$2,109,693
Network location intangibles	1,913,785	(1,284,017)	629,768	1,893,048	(1,226,269)	666,779
Intangible assets, net	$7,160,610	$(4,532,533)	$2,628,077	$7,063,235	$(4,286,763)	$2,776,472

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $101.3 million and $102.0 million for the three months ended June 30, 2023 and 2022, respectively, and $203.1 million and $202.6 million for the six months ended June 30, 2023 and 2022, respectively.

9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Salaries and benefits	$17,181	$27,727
Real estate and property taxes	9,489	8,422
Unpaid capital expenditures	7,234	7,476
Acquisition related holdbacks	14,166	25,681
Other	36,051	32,178
Total accrued expenses	$84,121	$101,484

The Company’s other current liabilities are comprised of the following:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Billings in excess of costs and estimated earnings on uncompleted contracts	$11,931	$25,191
Taxes payable	7,237	10,641
Other	4,069	12,930
Total other current liabilities	$23,237	$48,762

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2023			December 31, 2022
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$450,000	$450,000	$450,000	$720,000	$720,000	$720,000
2018 Term Loan	Apr. 11, 2025	2,280,000	2,271,450	2,273,637	2,292,000	2,280,540	2,284,007
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	603,744	618,617	620,000	598,480	618,099
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,110,688	1,161,094	1,165,000	1,095,776	1,159,860
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	677,130	746,204	750,000	665,633	745,480
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	515,268	596,000	600,000	506,574	595,586
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,009,168	1,156,886	1,165,000	991,705	1,155,724
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	768,366	888,293	895,000	756,302	887,443
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	699,783	886,927	895,000	686,134	886,495
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	852,457	840,527	850,000	855,899	840,053
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,385,640	1,488,474	1,500,000	1,375,815	1,487,013
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,290,000	1,489,272	1,500,000	1,286,250	1,488,402
Total debt		$12,670,000	$11,633,694	$12,595,931	$12,952,000	$11,819,108	$12,868,162
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$12,571,931			$12,844,162

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended June 30,				For the six months ended June 30,
	Rates as of	2023		2022		2023		2022
	June 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2023	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	6.300%	$8,782	$—	$3,603	$—	$18,068	$—	$5,882	$—
2018 Term Loan (1)	2.545%	14,920	7,678	11,616	11,440	29,284	16,899	22,527	22,879
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	12,092	—	12,092	—
2018-1C Tower Securities	3.448%	—	—	5,570	—	—	—	11,141	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	16,714	—	16,714	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	7,195	—	7,195	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	7,079	—	7,079	—
2021-1C Tower Securities	1.631%	4,851	—	4,851	—	9,697	—	9,697	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	8,391	—	8,391	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	11,746	—	11,746	—
2022-1C Tower Securities	6.599%	14,094	—	—	—	28,187	—	—	—
2020 Senior Notes	3.875%	14,531	91	14,531	89	29,063	182	29,063	175
2021 Senior Notes	3.125%	11,719	—	11,719	—	23,438	—	23,438	—
Other		781	(251)	815	—	1,560	4,676	1,601	—
Total		$101,288	$7,518	$84,315	$11,529	$202,514	$21,757	$166,566	$23,054

(1)The 2018 Term Loan has a blended rate of 2.545%, which includes the impact of the interest rate swaps entered into on August 4, 2020, and amended on June 21, 2023, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through July 31, 2023 and then at Term SOFR plus 185 basis points (inclusive of a credit spread adjustment (“CSA”) of 0.10%) for an all-in fixed rate of 1.900% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 6.950% as of June 30, 2023. Refer to Note 17 for more information on the Company’s interest rate swap.

Terms of the Senior Credit Agreement

On July 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC (“SBA Senior Finance II”), amended its Revolving Credit Facility to (1) replace LIBOR with Term SOFR as the benchmark interest rate and (2) amend certain other terms and conditions under the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate (or Term SOFR as amended July 3, 2023) plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, July 7, 2026. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	June 30, 2023 (1)	June 30, 2023 (2)	June 30, 2023

Revolving Credit Facility	6.300%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

Beginning outstanding balance	$675,000	$680,000	$720,000	$350,000
Borrowings	—	—	140,000	330,000
Repayments	(225,000)	(150,000)	(410,000)	(150,000)
Ending outstanding balance	$450,000	$530,000	$450,000	$530,000

Subsequent to June 30, 2023, the Company repaid $90.0 million under the Revolving Credit Facility, and as of the date of this filing, $360.0 million was outstanding.

Term Loan under the Senior Credit Agreement

On July 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. As amended, the 2018 Term Loan accrues interest at Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%).

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its interest rate swap agreement for $1.95 billion of notional value to accrue interest at Term SOFR plus 175 basis points for an all-in fixed rate of 1.900% from August 1, 2023 through the maturity date of the 2018 Term Loan.

During the three and six months ended June 30, 2023, the Company repaid an aggregate of $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of June 30, 2023, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

Total number of shares purchased (in millions) (1)	—	—	—	1.3
Average price paid per share (1)	$—	$—	$—	$332.00
Total price paid (in millions) (1)	$—	$—	$—	$431.6

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the six months ended June 30, 2023, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023
April 30, 2023	May 26, 2023	$0.85	$92.1 million	June 21, 2023

Dividends paid in 2023 were ordinary taxable dividends.

Subsequent to June 30, 2023, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

July 30, 2023	August 24, 2023	$0.85	September 20, 2023

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

For the six
months ended
June 30, 2023

Risk free interest rate	3.96%
Dividend yield	1.5%
Expected volatility	30%
Expected lives	4.4 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2023 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2022	1,673	$161.02
Granted	20	$224.24
Exercised	(176)	$127.05
Forfeited/canceled	(8)	$235.41
Outstanding at June 30, 2023	1,509	$165.42	2.2	$101,124
Exercisable at June 30, 2023	1,479	$163.71	2.0	$100,973
Unvested at June 30, 2023	30	$254.38	9.4	$151

The weighted-average per share fair value of options granted during the six months ended June 30, 2023 was $58.95. The total intrinsic value for options exercised during the six months ended June 30, 2023 was $23.9 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2023:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2022	222	$280.66	429	$332.18
Granted	171	$255.36	96	$263.35
PSU adjustment (2)	—	$—	65	$302.96
Vested	(117)	$263.75	(207)	$345.08
Forfeited/canceled	(11)	$278.05	(14)	$298.10
Outstanding at June 30, 2023	265	$271.40	369	$298.65

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

13.INCOME TAXES

The primary reasons for the difference between the Company’s effective tax rate and the U.S. statutory rate are the Company’s REIT election and the Company’s release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary (“TRS”). The TRS has concluded that it is appropriate to release the full valuation allowance of $66.3 million in the current period. A foreign tax provision is recognized because certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. The Company strongly disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities as the Company believes the proposed adjustments are without merit. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $97.7 million (excluding penalties and interest, which as of such date would have been $94.2 million).

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2023	(in thousands)
Revenues (1)	$456,754	$169,389	$52,357	$—	$678,500
Cost of revenues (2)	64,434	50,580	39,236	—	154,250
Operating profit	392,320	118,809	13,121	—	524,250
Selling, general, and administrative expenses	28,445	18,413	4,471	12,054	63,383
Acquisition and new business initiatives
related adjustments and expenses	2,573	2,380	—	—	4,953
Asset impairment and decommission costs	30,465	2,244	—	158	32,867
Depreciation, amortization and accretion	117,353	61,892	936	1,639	181,820
Operating income (loss)	213,484	33,880	7,714	(13,851)	241,227
Other expense, net (principally interest
expense and other income)				(68,435)	(68,435)
Income before income taxes					172,792
Cash capital expenditures (3)	50,943	32,079	675	335	84,032

For the three months ended June 30, 2022
Revenues (1)	$442,084	$138,149	$71,773	$—	$652,006
Cost of revenues (2)	65,768	45,747	54,497	—	166,012
Operating profit	376,316	92,402	17,276	—	485,994
Selling, general, and administrative expenses	26,225	15,073	5,212	16,764	63,274
Acquisition and new business initiatives
related adjustments and expenses	2,789	4,040	—	—	6,829
Asset impairment and decommission costs	7,089	1,432	—	—	8,521
Depreciation, amortization and accretion	122,570	51,597	619	1,606	176,392
Operating income (loss)	217,643	20,260	11,445	(18,370)	230,978
Other expense, net (principally interest
expense and other income)				(165,390)	(165,390)
Income before income taxes					65,588
Cash capital expenditures (3)	94,427	95,294	1,728	1,629	193,078

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2023	(in thousands)
Revenues (1)	$911,588	$331,823	$110,605	$—	$1,354,016
Cost of revenues (2)	134,183	100,950	83,421	—	318,554
Operating profit	777,405	230,873	27,184	—	1,035,462
Selling, general, and administrative expenses	60,188	35,143	10,548	29,713	135,592
Acquisition and new business initiatives
related adjustments and expenses	5,805	5,205	—	—	11,010
Asset impairment and decommission costs	49,900	7,130	—	2,227	59,257
Depreciation, amortization and accretion	236,840	122,304	1,852	3,239	364,235
Operating income (loss)	424,672	61,091	14,784	(35,179)	465,368
Other expense, net (principally interest
expense and other income)				(148,512)	(148,512)
Income before income taxes					316,856
Cash capital expenditures (3)	95,578	55,112	1,070	1,591	153,351

For the six months ended June 30, 2022
Revenues (1)	$875,070	$264,595	$132,111	$—	$1,271,776
Cost of revenues (2)	131,573	87,097	100,269	—	318,939
Operating profit	743,497	177,498	31,842	—	952,837
Selling, general, and administrative expenses	49,598	30,567	10,734	34,499	125,398
Acquisition and new business initiatives
related adjustments and expenses	6,388	5,545	—	—	11,933
Asset impairment and decommission costs	12,572	4,461	—	—	17,033
Depreciation, amortization and accretion	245,704	100,478	1,207	3,327	350,716
Operating income (loss)	429,235	36,447	19,901	(37,826)	447,757
Other expense, net (principally interest
expense and other income)				(153,385)	(153,385)
Income before income taxes					294,372
Cash capital expenditures (3)	133,972	307,065	2,694	3,210	446,941

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of June 30, 2023	$6,133,583	$3,908,377	$96,882	$465,628	$10,604,470
As of December 31, 2022	$6,308,204	$3,808,699	$158,137	$310,001	$10,585,041

(1)For the three months ended June 30, 2023 and 2022, site leasing revenue in Brazil was $99.7 million and $73.8 million, respectively. For the six months ended June 30, 2023 and 2022, site leasing revenue in Brazil was $193.6 million and $139.1 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total revenues in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.7 billion and $5.9 billion as of June 30, 2023 and December 31, 2022, respectively. Total international long-lived assets were $3.6 billion and $3.5 billion as of June 30, 2023 and December 31, 2022. Total long-lived assets in Brazil were $2.2 billion and $2.0 billion as of June 30, 2023 and December 31, 2022, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to SBA
Communications Corporation	$203,648	$69,516	$304,865	$258,140
Denominator:
Basic weighted-average shares outstanding	108,355	107,850	108,244	107,966
Dilutive impact of stock options, RSUs, and PSUs	529	1,497	834	1,477
Diluted weighted-average shares outstanding	108,884	109,347	109,078	109,443
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.88	$0.64	$2.82	$2.39
Diluted	$1.87	$0.64	$2.79	$2.36

For the three and six months ended June 30, 2023 and 2022, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30,	December 31,
	2023	2022

Beginning balance	$31,735	$17,250
Net loss attributable to noncontrolling interests	(2,340)	(1,630)
Foreign currency translation adjustments	(457)	(204)
Contribution from joint venture partner	1,200	—
Adjustment to redemption amount	7,435	16,319
Ending balance	$37,573	$31,735

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

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its interest rate swap agreement for $1.95 billion of notional value to accrue interest at Term SOFR plus 175 basis points for an all-in fixed rate of 1.900% from August 1, 2023 through the maturity date of the 2018 Term Loan. The Company concluded that the amendment to the interest rate swap qualifies for the relief provided by ASU 2021-01 and ASU 2022-06 and as such, has not dedesignated its cash flow hedge. Refer to Note 1 for further discussion of the expedient adopted under ASU 2021-01 and ASU 2022-06.

As of June 30, 2023, the hedge remains highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. As of June 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $159.3 million and $182.9 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

Accumulated other comprehensive loss, net includes an aggregate $112.5 million gain and a $119.6 million gain as of June 30, 2023 and December 31, 2022, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$7,856	$12,611	$(23,540)	$86,712

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$7,460	$11,222	$16,468	$22,443

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the six months ended June 30, 2023. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2023, we owned 39,426 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of June 30, 2023, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2023. In addition, as of June 30, 2023, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues from all the major carriers in each of the 16 countries in which we operate. Our tenant leases are either individual leases by tower site or governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site. Our tenant leases are generally for an initial term of five years to 15 years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of June 30, 2023, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
Segment operating profit as a percentage of	June 30,		June 30,

total operating profit	2023	2022	2023	2022

Domestic site leasing	74.8%	77.4%	75.0%	78.0%
International site leasing	22.7%	19.0%	22.4%	18.6%
Total site leasing	97.5%	96.4%	97.4%	96.6%

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

Reference Rate Reform

The ICE Benchmark Administration Limited ceased publication of the one month LIBOR on June 30, 2023. On June 21, 2023, we amended our interest rate swap to change from LIBOR as an interest rate benchmark to the replacement benchmark of Term SOFR effective on August 1, 2023. We have elected the optional expedient which allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to dedesignate the hedging relationship, allowing us to continue applying hedge accounting to our cash flow hedge. Subsequent to the second quarter, we amended our 2018 Term Loan and our Revolving Credit Facility to use Term SOFR as the benchmark rate. The transition from LIBOR to Term SOFR did not have a material impact on the consolidated financial statements.

AT&T Master Lease Agreement

On July 30, 2023, we entered into a new 5-year master lease agreement with AT&T, Inc. (the “MLA”). The comprehensive MLA will streamline AT&T’s deployment of 5G and other next generation technology across our extensive U.S. tower portfolio.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$456,754	$442,084	$—	$14,670	3.3%
International site leasing	169,389	138,149	(4,231)	35,471	25.7%
Site development	52,357	71,773	—	(19,416)	(27.1%)
Total	$678,500	$652,006	$(4,231)	$30,725	4.7%
Cost of Revenues
Domestic site leasing	$64,434	$65,768	$—	$(1,334)	(2.0%)
International site leasing	50,580	45,747	(1,297)	6,130	13.4%
Site development	39,236	54,497	—	(15,261)	(28.0%)
Total	$154,250	$166,012	$(1,297)	$(10,465)	(6.3%)
Operating Profit
Domestic site leasing	$392,320	$376,316	$—	$16,004	4.3%
International site leasing	118,809	92,402	(2,934)	29,341	31.8%
Site development	13,121	17,276	—	(4,155)	(24.1%)

Revenues

Domestic site leasing revenues increased $14.7 million for the three months ended June 30, 2023, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 63 towers acquired and 15 towers built since April 1, 2022, partially offset by lease non-renewals.

International site leasing revenues increased $31.2 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $35.5 million. These changes were primarily due to (1) revenues from 2,943 towers acquired (including 2,632 sites from Grupo TorreSur (“GTS”) in Brazil) and 476 towers built since April 1, 2022, (2) an increase in reimbursable pass-through expenses due primarily to increases in consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 15.9% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $19.4 million for the three months ended June 30, 2023, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Operating Profit

Domestic site leasing segment operating profit increased $16.0 million for the three months ended June 30, 2023, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since April 1, 2022, (2) organic site leasing growth as noted above, and (3) continued control of our site leasing cost of revenue.

International site leasing segment operating profit increased $26.4 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $29.3 million. These changes were primarily due to (1) additional profit generated by towers acquired and built since April 1, 2022 and (2) organic site leasing growth as noted above, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions.

Site development segment operating profit decreased $4.2 million for the three months ended June 30, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$28,445	$26,225	$—	$2,220	8.5%
International site leasing	18,413	15,073	(182)	3,522	23.4%
Total site leasing	$46,858	$41,298	$(182)	$5,742	13.9%
Site development	4,471	5,212	—	(741)	(14.2%)
Other	12,054	16,764	—	(4,710)	(28.1%)
Total	$63,383	$63,274	$(182)	$291	0.5%

Selling, general, and administrative expenses increased $0.1 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $0.3 million. These changes were primarily as a result of the $3.1 million Oi reserve recorded in the second quarter of 2023 and an increase in personnel and other support related costs, partially offset by a decrease in non-cash compensation expense.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,573	$2,789	$—	$(216)	(7.7%)
International site leasing	2,380	4,040	(145)	(1,515)	(37.5%)
Total	$4,953	$6,829	$(145)	$(1,731)	(25.3%)

Acquisition and new business initiatives related adjustments and expenses decreased $1.9 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses decreased $1.7 million. These changes were primarily as a result of a decrease in our third party acquisition and integration costs as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$30,465	$7,089	$—	$23,376	329.8%
International site leasing	2,244	1,432	(110)	922	64.4%
Total site leasing	$32,709	$8,521	$(110)	$24,298	285.2%
Other	158	—	—	158	—%
Total	$32,867	$8,521	$(110)	$24,456	287.0%

Asset impairment and decommission costs increased $24.3 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $24.5 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint and an increase in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$117,353	$122,570	$—	$(5,217)	(4.3%)
International site leasing	61,892	51,597	(1,431)	11,726	22.7%
Total site leasing	$179,245	$174,167	$(1,431)	$6,509	3.7%
Site development	936	619	—	317	51.2%
Other	1,639	1,606	—	33	2.1%
Total	$181,820	$176,392	$(1,431)	$6,859	3.9%

Domestic site leasing depreciation, accretion, and amortization expense decreased $5.2 million for the three months ended June 30, 2023, as compared to the prior year. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since April 1, 2022.

International site leasing depreciation, accretion, and amortization expense increased $10.3 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $11.7 million. These changes were primarily due to an increase in the number of towers we acquired and built since April 1, 2022, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$213,484	$217,643	$—	$(4,159)	(1.9%)
International site leasing	33,880	20,260	(1,066)	14,686	72.5%
Total site leasing	$247,364	$237,903	$(1,066)	$10,527	4.4%
Site development	7,714	11,445	—	(3,731)	(32.6%)
Other	(13,851)	(18,370)	—	4,519	(24.6%)
Total	$241,227	$230,978	$(1,066)	$11,315	4.9%

Domestic site leasing operating income decreased $4.2 million for the three months ended June 30, 2023, as compared to the prior year, primarily due to increases in asset impairment and decommission costs and selling, general, and administrative expenses, partially offset by higher segment operating profit and a decrease in depreciation, accretion, and amortization expense.

International site leasing operating income increased $13.6 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $14.7 million. These changes were primarily due to higher segment operating profit and a decrease in acquisition and new business initiatives related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, and asset impairment and decommission costs.

Site development operating income decreased $3.7 million for the three months ended June 30, 2023, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Other operating expense decreased $4.5 million for the three months ended June 30, 2023, as compared to the prior year, primarily due to a decrease in non-cash compensation expense.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$4,683	$1,517	$(32)	$3,198	210.8%
Interest expense	(101,288)	(84,315)	6	(16,979)	20.1%
Non-cash interest expense	(7,518)	(11,529)	—	4,011	(34.8%)
Amortization of deferred financing fees	(5,044)	(4,922)	—	(122)	2.5%
Other income (expense), net	40,732	(66,141)	106,025	848	(54.4%)
Total	$(68,435)	$(165,390)	$105,999	$(9,044)	9.0%

Interest income increased $3.2 million for the three months ended June 30, 2023, as compared to the prior year. This change was primarily due to interest received on a loan to an unconsolidated joint venture, a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense increased $17.0 million for the three months ended June 30, 2023, as compared to the prior year. This change was primarily due to a higher weighted-average interest rate on a higher average principal amount of cash-interest bearing debt outstanding. Based on the current rising interest rate environment, we expect interest expense will increase in future periods.

Non-cash interest expense decreased $4.0 million for the three months ended June 30, 2023, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Other expense, net includes a $43.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2023, while the prior year period included a $63.7 million loss.

Benefit for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit for income taxes	$29,178	$3,563	$(36,536)	$62,151	(359.9%)

Benefit for income taxes increased $25.6 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, benefit for income taxes increased $62.2 million primarily due to a decrease in domestic deferred taxes related to the release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary ("TRS").

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$201,970	$69,151	$68,397	$64,422	57.1%

Net income increased $132.8 million for the three months ended June 30, 2023, as compared to the prior year. On a constant currency basis, net income increased $64.4 million. These changes were primarily due to increases in benefit for income taxes, international site leasing operating income, interest income, and other income (expense), net and a decrease in non-cash interest expense, partially offset by an increase in interest expense and decreases in domestic site leasing operating income and site development operating income.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$911,588	$875,070	$—	$36,518	4.2%
International site leasing	331,823	264,595	(6,747)	73,975	28.0%
Site development	110,605	132,111	—	(21,506)	(16.3%)
Total	$1,354,016	$1,271,776	$(6,747)	$88,987	7.0%
Cost of Revenues
Domestic site leasing	$134,183	$131,573	$—	$2,610	2.0%
International site leasing	100,950	87,097	(2,173)	16,026	18.4%
Site development	83,421	100,269	—	(16,848)	(16.8%)
Total	$318,554	$318,939	$(2,173)	$1,788	0.6%
Operating Profit
Domestic site leasing	$777,405	$743,497	$—	$33,908	4.6%
International site leasing	230,873	177,498	(4,574)	57,949	32.6%
Site development	27,184	31,842	—	(4,658)	(14.6%)

Revenues

Domestic site leasing revenues increased $36.5 million for the six months ended June 30, 2023, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 72 towers acquired and 16 towers built since January 1, 2022, partially offset by lease non-renewals.

International site leasing revenues increased $67.2 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $74.0 million. These changes were primarily due to (1) revenues from 3,296 towers acquired (including 2,632 sites from GTS) and 561 towers built since January 1, 2022, (2) an increase in reimbursable pass-through expenses due primarily to increases in consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 15.6% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $21.5 million for the six months ended June 30, 2023, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Operating Profit

Domestic site leasing segment operating profit increased $33.9 million for the six months ended June 30, 2023, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2022, (2) organic site leasing growth as noted above, and (3) continued control of our site leasing cost of revenue.

International site leasing segment operating profit increased $53.4 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $57.9 million. These changes were primarily due to (1) additional profit generated by towers acquired and built since January 1, 2022 and (2) organic site leasing growth as noted above, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions.

Site development segment operating profit decreased $4.7 million for the six months ended June 30, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$60,188	$49,598	$—	$10,590	21.4%
International site leasing	35,143	30,567	(703)	5,279	17.3%
Total site leasing	$95,331	$80,165	$(703)	$15,869	19.8%
Site development	10,548	10,734	—	(186)	(1.7%)
Other	29,713	34,499	—	(4,786)	(13.9%)
Total	$135,592	$125,398	$(703)	$10,897	8.7%

Selling, general, and administrative expenses increased $10.2 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $10.9 million. These changes were primarily as a result of the $3.1 million Oi reserve recorded in the second quarter of 2023 and an increase in personnel and other support related costs, partially offset by a decrease in non-cash compensation expense.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$49,900	$12,572	$—	$37,328	296.9%
International site leasing	7,130	4,461	(284)	2,953	66.2%
Total site leasing	$57,030	$17,033	$(284)	$40,281	236.5%
Other	2,227	—	—	2,227	—%
Total	$59,257	$17,033	$(284)	$42,508	249.6%

Asset impairment and decommission costs increased $42.2 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $42.5 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint and an increase in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$236,840	$245,704	$—	$(8,864)	(3.6%)
International site leasing	122,304	100,478	(2,324)	24,150	24.0%
Total site leasing	$359,144	$346,182	$(2,324)	$15,286	4.4%
Site development	1,852	1,207	—	645	53.4%
Other	3,239	3,327	—	(88)	(2.6%)
Total	$364,235	$350,716	$(2,324)	$15,843	4.5%

Domestic site leasing depreciation, accretion, and amortization expense decreased $8.9 million for the six months ended June 30, 2023, as compared to the prior year. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2022.

International site leasing depreciation, accretion, and amortization expense increased $21.8 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $24.2 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2022, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$424,672	$429,235	$—	$(4,563)	(1.1%)
International site leasing	61,091	36,447	(1,053)	25,697	70.5%
Total site leasing	$485,763	$465,682	$(1,053)	$21,134	4.5%
Site development	14,784	19,901	—	(5,117)	(25.7%)
Other	(35,179)	(37,826)	—	2,647	(7.0%)
Total	$465,368	$447,757	$(1,053)	$18,664	4.2%

Domestic site leasing operating income decreased $4.6 million for the six months ended June 30, 2023, as compared to the prior year, primarily due to increases in asset impairment and decommission costs and selling, general, and administrative expenses, partially offset by higher segment operating profit and a decrease in depreciation, accretion, and amortization expense.

International site leasing operating income increased $24.6 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $25.7 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, selling, general, and administrative expenses, and asset impairment and decommission costs.

Site development operating income decreased $5.1 million for the six months ended June 30, 2023, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and DISH Wireless, partially offset by an increase in Verizon Wireless activity.

Other operating expense decreased $2.6 million for the six months ended June 30, 2023, as compared to the prior year, primarily due to a decrease in non-cash compensation expense.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$7,498	$4,020	$(50)	$3,528	87.8%
Interest expense	(202,514)	(166,566)	7	(35,955)	21.6%
Non-cash interest expense	(21,757)	(23,054)	—	1,297	(5.6%)
Amortization of deferred financing fees	(10,032)	(9,804)	—	(228)	2.3%
Other income, net	78,293	42,019	37,180	(906)	28.6%
Total	$(148,512)	$(153,385)	$37,137	$(32,264)	16.2%

Interest income increased $3.5 million for the six months ended June 30, 2023, as compared to the prior year. This change was primarily due to interest received on a loan to an unconsolidated joint venture, a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense increased $35.9 million for the six months ended June 30, 2023, as compared to the prior year. This change was primarily due to a higher weighted-average interest rate on a higher average principal amount of cash-interest bearing debt outstanding. Based on the current rising interest rate environment, we expect interest expense will increase in future periods.

Other income, net includes an $85.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the six months ended June 30, 2023, while the prior year period included a $45.9 million gain.

Provision for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(14,331)	$(36,914)	$(12,416)	$34,999	(167.1%)

Provision for income taxes decreased $22.6 million for the six months ended June 30, 2023, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $35.0 million. These changes were primarily due to a decrease in domestic deferred taxes related to the release of the full valuation allowance on the net deferred tax assets of the TRS, partially offset by an increase in current and deferred foreign taxes.

Net Income (Loss):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$302,525	$257,458	$23,668	$21,399	9.4%

Net income increased $45.1 million for the six months ended June 30, 2023. On a constant currency basis, net income increased $21.4 million. These changes were primarily due to increases in international site leasing operating income and interest income and a decrease in provision for income taxes, partially offset by an increase in interest expense and decreases in site development operating income and domestic site leasing operating income.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$201,970	$69,151	$68,397	$64,422	57.1%
Non-cash straight-line leasing revenue	(7,480)	(9,846)	26	2,340	(23.8%)
Non-cash straight-line ground lease expense	(160)	721	(34)	(847)	(117.5%)
Non-cash compensation	18,252	23,900	(39)	(5,609)	(23.5%)
Other (income) expense, net	(40,732)	66,141	(106,025)	(848)	(54.4%)
Acquisition and new business initiatives
related adjustments and expenses	4,953	6,829	(145)	(1,731)	(25.3%)
Asset impairment and decommission costs	32,867	8,521	(110)	24,456	287.0%
Interest income	(4,683)	(1,517)	32	(3,198)	210.8%
Interest expense (1)	113,850	100,766	(6)	13,090	13.0%
Depreciation, accretion, and amortization	181,820	176,392	(1,431)	6,859	3.9%
Benefit for income taxes (2)	(28,937)	(3,302)	36,535	(62,170)	(354.6%)
Adjusted EBITDA	$471,720	$437,756	$(2,800)	$36,764	8.4%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$302,525	$257,458	$23,668	$21,399	9.4%
Non-cash straight-line leasing revenue	(14,329)	(17,846)	67	3,450	(19.3%)
Non-cash straight-line ground lease expense	564	1,774	(93)	(1,117)	(63.0%)
Non-cash compensation	44,456	48,648	(266)	(3,926)	(8.1%)
Other income, net	(78,293)	(42,019)	(37,180)	906	(28.6%)
Acquisition and new business initiatives
related adjustments and expenses	11,010	11,933	(210)	(713)	(6.0%)
Asset impairment and decommission costs	59,257	17,033	(284)	42,508	249.6%
Interest income	(7,498)	(4,020)	50	(3,528)	87.8%
Interest expense (1)	234,303	199,424	(7)	34,886	17.5%
Depreciation, accretion, and amortization	364,235	350,716	(2,324)	15,843	4.5%
Provision for income taxes (2)	14,829	38,409	12,416	(35,996)	(160.4%)
Adjusted EBITDA	$931,059	$861,510	$(4,163)	$73,712	8.6%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Taxes includes $241 and $261 of franchise taxes for the three months ended June 30, 2023 and 2022, respectively, and $498 and $1,495 of franchise taxes for the six months ended June 30, 2023 and 2022, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $34.0 million for the three months ended June 30, 2023, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $36.8 million. These changes were primarily due to an increase in domestic and international site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $69.5 million for the six months ended June 30, 2023, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $73.7 million. These changes were primarily due to an increase in domestic and international site leasing segment operating profit, partially offset by a decrease site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the six months ended June 30,
	2023	2022

	(in thousands)
Cash provided by operating activities	$798,101	$664,597
Cash used in investing activities	(258,346)	(485,695)
Cash used in financing activities	(474,888)	(376,004)
Change in cash, cash equivalents, and restricted cash	64,867	(197,102)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	1,359	12,454
Cash, cash equivalents, and restricted cash, beginning of period	189,283	435,626
Cash, cash equivalents, and restricted cash, end of period	$255,509	$250,978

Operating Activities

Cash provided by operating activities was $798.1 million for the six months ended June 30, 2023 as compared to $664.6 million for the six months ended June 30, 2022. The increase was primarily due to increases in domestic and international site leasing segment operating profit, cash inflows associated with working capital changes related to the timing of customer payments, and interest income, partially offset by increases in cash interest expense, cash selling, general, and administrative expenses, and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months ended June 30,
	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$(19,605)	$(286,528)
Acquisition of right-of-use assets	(2,746)	(2,220)
Land buyouts and other assets (2)(3)	(17,386)	(64,830)
Construction and related costs	(46,579)	(43,445)
Augmentation and tower upgrades	(39,492)	(23,532)
Tower maintenance	(24,139)	(19,396)
General corporate	(2,373)	(4,598)
Other investing activities (4)(5)	(106,026)	(41,146)
Net cash used in investing activities	$(258,346)	$(485,695)

(1)The six months ended June 30, 2022 includes $176.1 million of acquisitions related to our purchase of sites from Airtel Tanzania.

(2)Excludes $7.9 million and $6.5 million spent to extend ground lease terms for the six months ended June 30, 2023 and 2022, respectively.

(3)The six months ended June 30, 2022 includes amounts paid related to the acquisition of a data center.

(4)Includes amounts paid for the purchase of and received from the sale of short-term investments during the six months ended June 30, 2023 and 2022.

(5)The six months ended June 30, 2023 includes an $83.0 million loan to an unconsolidated joint venture.

Additionally, subsequent to June 30, 2023, we purchased or are under contract to purchase 134 communication sites for an aggregate consideration of $72.9 million in cash. We anticipate that these acquisitions will be consummated by the end of 2023.

For 2023, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $52.0 million to $62.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $335.0 million to $355.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended June 30,
	2023	2022

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(270,000)	$180,000
Repurchase and retirement of common stock (2)	—	(431,666)
Payment of dividends on common stock	(186,070)	(153,438)
Proceeds from employee stock purchase/stock option plans	19,308	20,240
Payments related to taxes on stock options and restricted stock units	(27,377)	(9,622)
Other financing activities	(10,749)	18,482
Net cash used in financing activities	$(474,888)	$(376,004)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)As of the date of this filing, we had $504.7 million remaining under the current authorized share repurchase plan.

Dividends

For the six months ended June 30, 2023, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023
April 30, 2023	May 26, 2023	$0.85	$92.1 million	June 21, 2023

Dividends paid in 2023 were ordinary taxable dividends.

Subsequent to June 30, 2023, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

July 30, 2023	August 24, 2023	$0.85	September 20, 2023

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2023, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2023, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

Debt Instruments and Debt Service Requirements

Terms of the Senior Credit Agreement

On July 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II LLC (“SBA Senior Finance II”), amended our Revolving Credit Facility to (1) replace LIBOR with Term SOFR as the benchmark interest rate and (2) amend certain other terms and conditions under the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate (or Term SOFR as amended July 3, 2023) plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II, is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, July 7, 2026. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how we perform against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	June 30, 2023 (1)	June 30, 2023 (2)	June 30, 2023

Revolving Credit Facility	6.300%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes our Revolving Credit Facility activity during the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

Beginning outstanding balance	$675,000	$680,000	$720,000	$350,000
Borrowings	—	—	140,000	330,000
Repayments	(225,000)	(150,000)	(410,000)	(150,000)
Ending outstanding balance	$450,000	$530,000	$450,000	$530,000

Subsequent to June 30, 2023, we repaid $90.0 million under the Revolving Credit Facility, and as of the date of this filing, $360.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of June 30, 2023, the 2018 Term Loan was accruing interest at 6.950% per annum. On July 3, 2023, SBA Senior Finance II, amended our 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. The amendment to Term SOFR includes a CSA of 0.10% which we include as part of interest expense.

On June 21, 2023, SBA Senior Finance II, amended our interest rate swap agreement for $1.95 billion of notional value to accrue interest at Term SOFR plus 175 basis points for an all-in fixed rate of 1.900% from August 1, 2023 through the maturity date of the 2018 Term Loan. We concluded that the amendment to the interest rate swap qualifies for the relief provided by Accounting Standards Update (“ASU”) 2021-01 and ASU 2022-06 and as such, have not dedesignated our cash flow hedge.

During the three and six months ended June 30, 2023, we repaid an aggregate of $6.0 million and $12.0 million, respectively, of principal on the 2018 Term Loan. As of June 30, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of June 30, 2023, we, through the Trust, had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,893 tower sites owned by the Borrowers as of June 30, 2023. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of June 30, 2023:

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

(1)Interest paid monthly.

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of June 30, 2023:

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

(1)Interest paid monthly.

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

Debt Covenants

As of June 30, 2023, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of June 30, 2023:

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

Debt Service

As of June 30, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended June 30, 2024 based on the amounts outstanding as of June 30, 2023 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$29,820
2018 Term Loan (2)	82,035
2014-2C Tower Securities	24,185
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$418,952

(1)As of June 30, 2023, $450.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2023, we repaid an additional $90.0 million under the Revolving Credit Facility, and as of the date of this filing, $360.0 million was outstanding.

(2)Total debt service on the 2018 Term Loan includes the impact of the interest rate swaps entered into on August 4, 2020, and amended on June 21, 2023, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through July 31, 2023 and then at Term SOFR plus 185 basis points (inclusive of a credit spread adjustment (“CSA”) of 0.10%) for an all-in fixed rate of 1.900% per annum through the maturity date of the 2018 Term Loan.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$450,000	$—	$—	$450,000	$450,000
2018 Term Loan	12,000	24,000	2,244,000	—	—	—	2,280,000	2,271,450
2014-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	603,744
2019-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,110,688
2020-1C Tower Securities (1)	—	—	—	750,000	—	—	750,000	677,130
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	515,268
2021-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,009,168
2021-2C Tower Securities (1)	—	—	—	—	895,000	—	895,000	768,366
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	699,783
2022-1C Tower Securities (1)	—	—	—	—	—	850,000	850,000	852,457
2020 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,385,640
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,290,000
Total debt obligation	$12,000	$644,000	$3,409,000	$2,365,000	$2,395,000	$3,845,000	$12,670,000	$11,633,694

(1)For information on the anticipated repayment date and final maturity date for each Tower Security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. The ICE Benchmark Administration Limited ceased publication of the one month LIBOR on June 30, 2023. On August 4, 2020, and amended June 21, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap for $1.95 billion of notional value accruing interest at (i) one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through July 31, 2023 and (ii) Term SOFR plus 175 basis points for an all-in fixed rate of 1.900% per annum from August 1, 2023 through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. On July 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our Revolving Credit Facility and 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. The amendment includes a 0.10% CSA for the 2018 Term Loan.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of June 30, 2023. As of June 30, 2023, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 4.6% for the next twelve months ended June 30, 2024.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2023, approximately 21.5% of our revenues and approximately 26.1% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2023. As of June 30, 2023, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 1.0%, respectively, for the six months ended June 30, 2023.

As of June 30, 2023, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2023 would have resulted in approximately $133.5 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2023. Based on such evaluation, such officers have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

August 3, 2023	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 3, 2023	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

s