Form 10-Q
period 2023-09-30
SBA COMMUNICATIONS CORP
filed 2023-11-07
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,887,031 shares of Class A common stock as of October 25, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$190,545	$143,708
Restricted cash	37,221	41,959
Accounts receivable, net	158,333	184,368
Costs and estimated earnings in excess of billings on uncompleted contracts	28,334	79,549
Prepaid expenses and other current assets	45,550	33,149
Total current assets	459,983	482,733
Property and equipment, net	2,700,717	2,713,727
Intangible assets, net	2,523,620	2,776,472
Operating lease right-of-use assets, net	2,315,868	2,381,955
Acquired and other right-of-use assets, net	1,488,762	1,507,781
Other assets	845,231	722,373
Total assets	$10,334,181	$10,585,041
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$46,613	$51,427
Accrued expenses	92,700	101,484
Current maturities of long-term debt	24,000	24,000
Deferred revenue	175,804	154,553
Accrued interest	30,106	54,173
Current lease liabilities	272,435	262,365
Other current liabilities	21,490	48,762
Total current liabilities	663,148	696,764
Long-term liabilities:
Long-term debt, net	12,491,102	12,844,162
Long-term lease liabilities	1,979,150	2,040,628
Other long-term liabilities	332,220	248,067
Total long-term liabilities	14,802,472	15,132,857
Redeemable noncontrolling interests	35,047	31,735
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 108,120 shares and
107,997 shares issued and outstanding at September 30, 2023 and December 31, 2022,
respectively	1,081	1,080
Additional paid-in capital	2,848,463	2,795,176
Accumulated deficit	(7,421,725)	(7,482,061)
Accumulated other comprehensive loss, net	(594,305)	(590,510)
Total shareholders' deficit	(5,166,486)	(5,276,315)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,334,181	$10,585,041

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

Revenues:
Site leasing	$637,440	$587,302	$1,880,851	$1,726,967
Site development	45,104	88,282	155,709	220,393
Total revenues	682,544	675,584	2,036,560	1,947,360
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	118,277	112,013	353,411	330,682
Cost of site development	31,493	65,540	114,914	165,809
Selling, general, and administrative expenses (1)	64,821	65,843	200,412	191,241
Acquisition and new business initiatives related
adjustments and expenses	5,612	6,844	16,622	18,776
Asset impairment and decommission costs	33,063	8,532	92,320	25,565
Depreciation, accretion, and amortization	180,674	173,825	544,909	524,541
Total operating expenses	433,940	432,597	1,322,588	1,256,614
Operating income	248,604	242,987	713,972	690,746
Other income (expense):
Interest income	5,266	2,858	12,765	6,878
Interest expense	(99,322)	(86,961)	(301,835)	(253,528)
Non-cash interest expense	(7,898)	(11,528)	(29,655)	(34,582)
Amortization of deferred financing fees	(5,097)	(4,955)	(15,129)	(14,758)
Other (expense) income, net	(48,330)	(39,756)	29,961	2,262
Total other expense, net	(155,381)	(140,342)	(303,893)	(293,728)
Income before income taxes	93,223	102,645	410,079	397,018
Provision for income taxes	(7,861)	(2,883)	(22,192)	(39,797)
Net income	85,362	99,762	387,887	357,221
Net loss attributable to noncontrolling interests	2,057	247	4,397	929
Net income attributable to SBA Communications
Corporation	$87,419	$100,009	$392,284	$358,150
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.81	$0.93	$3.62	$3.32
Diluted	$0.80	$0.91	$3.60	$3.27
Weighted-average number of common shares
Basic	108,373	107,916	108,288	107,950
Diluted	108,891	109,358	109,017	109,416

(1)Includes non-cash compensation of $20,615 and $24,945 for the three months ended September 30, 2023 and 2022, respectively, and $63,709 and $72,309 for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2023	2022	2023	2022

Net income	$85,362	$99,762	$387,887	$357,221
Adjustments related to interest rate swaps	(9,489)	53,336	(16,561)	162,491
Foreign currency translation adjustments	(29,688)	(40,757)	11,867	(14,277)
Comprehensive income	46,185	112,341	383,193	505,435
Comprehensive loss attributable to noncontrolling interests	2,499	247	5,296	1,130
Comprehensive income attributable to SBA
Communications Corporation	$48,684	$112,588	$388,489	$506,565

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2023	108,381	$1,084	$2,824,994	$(7,362,838)	$(555,570)	$(5,092,330)
Net income attributable to SBA
Communications Corporation	—	—	—	87,419	—	87,419
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	11	—	1,655	—	—	1,655
Non-cash stock compensation	—	—	21,787	—	—	21,787
Adjustments related to interest rate swaps	—	—	—	—	(9,489)	(9,489)
Repurchase and retirement of common stock	(272)	(3)	—	(53,649)	—	(53,652)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(29,246)	(29,246)
Dividends and dividend equivalents
on common stock	—	—	—	(92,657)	—	(92,657)
Adjustment to redemption amount related to
noncontrolling interests	—	—	27	—	—	27
BALANCE, September 30, 2023	108,120	$1,081	$2,848,463	$(7,421,725)	$(594,305)	$(5,166,486)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2022	107,997	$1,080	$2,795,176	$(7,482,061)	$(590,510)	$(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	392,284	—	392,284
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	395	4	(6,418)	—	—	(6,414)
Non-cash stock compensation	—	—	67,113	—	—	67,113
Adjustments related to interest rate swaps	—	—	—	—	(16,561)	(16,561)
Repurchase and retirement of common stock	(272)	(3)	—	(53,649)	—	(53,652)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	12,766	12,766
Dividends and dividend equivalents
on common stock	—	—	—	(278,299)	—	(278,299)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,408)	—	—	(7,408)
BALANCE, September 30, 2023	108,120	$1,081	$2,848,463	$(7,421,725)	$(594,305)	$(5,166,486)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2022	107,872	$1,079	$2,717,963	$(7,531,180)	$(626,473)	$(5,438,611)
Net income attributable to SBA
Communications Corporation	—	—	—	100,009	—	100,009
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	92	1	13,221	—	—	13,222
Non-cash stock compensation	—	—	26,017	—	—	26,017
Adjustments related to interest rate swaps	—	—	—	—	53,336	53,336
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(40,757)	(40,757)
Dividends and dividend equivalents
on common stock	—	—	—	(77,060)	—	(77,060)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(986)	—	—	(986)
BALANCE, September 30, 2022	107,964	$1,080	$2,756,215	$(7,508,231)	$(613,894)	$(5,364,830)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	358,150	—	358,150
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	308	3	23,797	—	—	23,800
Non-cash stock compensation	—	—	75,566	—	—	75,566
Adjustments related to interest rate swaps	—	—	—	—	162,491	162,491
Repurchase and retirement of common stock	(1,300)	(12)	—	(431,654)	—	(431,666)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(14,076)	(14,076)
Dividends on common stock	—	—	—	(231,196)	—	(231,196)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(24,495)	—	—	(24,495)
BALANCE, September 30, 2022	107,964	$1,080	$2,756,215	$(7,508,231)	$(613,894)	$(5,364,830)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$387,887	$357,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	544,909	524,541
Gain on remeasurement of U.S. denominated intercompany loans	(38,752)	(8,501)
Non-cash compensation expense	65,830	74,140
Non-cash asset impairment and decommission costs	81,067	25,202
Deferred and non-cash income tax (benefit) provision	(1,462)	15,532
Other non-cash items reflected in the Statements of Operations	61,331	55,013
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	58,673	(33,895)
Prepaid expenses and other assets	(23,501)	(31,446)
Operating lease right-of-use assets, net	111,310	104,771
Accounts payable and accrued expenses	(18,257)	13,062
Accrued interest	(23,767)	(23,982)
Long-term lease liabilities	(103,815)	(96,092)
Other liabilities	10,329	21,500
Net cash provided by operating activities	1,111,782	997,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(92,851)	(418,721)
Capital expenditures	(173,976)	(148,348)
Purchase of investments	(1,005,143)	(506,581)
Proceeds from sale of investments	1,005,003	482,835
Other investing activities	(94,909)	(496)
Net cash used in investing activities	(361,876)	(591,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	190,000	330,000
Repayments under Revolving Credit Facility	(540,000)	(270,000)
Repurchase and retirement of common stock	(53,652)	(431,666)
Payment of dividends on common stock	(278,201)	(230,102)
Proceeds from employee stock purchase/stock option plans	21,058	33,745
Payments related to taxes on stock options and restricted stock units	(27,472)	(9,905)
Other financing activities	(17,397)	11,860
Net cash used in financing activities	(705,664)	(566,068)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,441)	4,561
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	42,801	(155,752)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	189,283	435,626
End of period	$232,084	$279,874

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$325,799	$277,219
Income taxes	$20,290	$18,848

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$46,909	$137,126
Operating lease modifications and reassessments	$15,680	$36,181
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,954	$3,701

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

The Company is in the process of reviewing the remaining estimated useful lives of its towers and intangible assets and is considering whether it should modify its current estimates for asset lives based on its historical operating experience. The Company has retained an independent consultant to assist in completing this review and analysis. If the Company concludes that a revision in the estimated useful lives of its towers and intangible assets is appropriate based on its review and analysis, the Company will account for any changes in the useful lives as a change in accounting estimate under Accounting Standards Codification (ASC) 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. The Company expects to conclude its analysis in 2024.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $31.2 million loss and a $25.5 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2023 and 2022, respectively, and a $24.1 million gain and a $4.3 million gain, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company funded $4.2 million and repaid $148.4 million under its intercompany loan agreements. As of September 30, 2023 and December 31, 2022, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.4 billion and $1.5 billion, respectively.

Reference Rate Reform

On June 21, 2023, the Company amended its interest rate swap to change from LIBOR as an interest rate benchmark to the replacement benchmark of Term SOFR effective on August 1, 2023. The Company has elected the optional expedient which allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship, allowing the Company to continue applying hedge accounting to its cash flow hedge. On July 3, 2023, the Company amended its 2018 Term Loan and its Revolving Credit Facility to use Term SOFR as the benchmark rate. The transition from LIBOR to Term SOFR did not have a material impact on the consolidated financial statements. Refer to Notes 10 and 17 for further discussion of the 2018 Term Loan, Revolving Credit Facility, and the Company’s interest rate swap.

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

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used discount rates ranging from 6.5% - 8.8%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

	(in thousands)
Towers and related assets (1)	$19,520	$4,056	$50,761	$12,475
Operating lease right-of-use assets (1)(2)	8,156	2,896	23,611	9,151
Write-off of carrying value of decommissioned towers	1,613	1,275	4,414	3,599
Other (including tower and equipment decommission costs)	3,774	305	13,534	340
Total asset impairment and decommission costs	$33,063	$8,532	$92,320	$25,565

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers. As a result of increased churn, the Company experienced increased asset impairment charges for the three and nine months ended September 30, 2023.

(2)Amounts relate to the recognition of impairment charges on our right-of-use assets recorded in accordance with ASC 842.

The Company’s long-term investments were $31.6 million and $40.7 million as of September 30, 2023 and December 31, 2022, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of September 30, 2023 and December 31, 2022, the Company had $1.1 million and $1.3 million of short-term investments, respectively.

For the nine months ended September 30, 2023, the Company purchased and sold $1.0 billion of short-term investments. For the nine months ended September 30, 2022, the Company purchased $501.6 million and sold $481.6 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2023	December 31, 2022	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$190,545	$143,708	Cash and cash equivalents
Securitization escrow accounts	31,277	35,820	Restricted cash - current asset
Payment, performance bonds, and other	5,944	6,139	Restricted cash - current asset
Surety bonds and workers compensation	4,318	3,616	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$232,084	$189,283

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $5.7 million and $6.0 million held in escrow as of September 30, 2023 and December 31, 2022, respectively, related to the Company’s acquisition activities.

Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2023 and December 31, 2022, the Company had $42.0 million and $42.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2023 and December 31, 2022, the Company had pledged $2.4 million and $2.3 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Costs incurred on uncompleted contracts	$137,716	$137,736
Estimated earnings	78,578	51,287
Billings to date	(197,947)	(134,665)
	$18,347	$54,358

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,334	$79,549
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(9,987)	(25,191)
	$18,347	$54,358

At September 30, 2023 and December 31, 2022, the two largest customers comprised 92.8% and 96.7%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Short-term investments	$1,141	$1,331
Prepaid real estate taxes	4,707	3,333
Interest receivable	4,213	529
Prepaid taxes	10,426	10,639
Prepaid ground rent	4,213	3,867
Other current assets	20,850	13,450
Total prepaid expenses and other current assets	$45,550	$33,149

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Straight-line rent receivable	$410,611	$388,638
Interest rate swap asset (1)	143,252	182,860
Loans receivable (2)	135,845	39,922
Deferred lease costs, net	8,262	7,747
Deferred tax asset - long term	68,248	16,173
Long-term investments	31,569	40,696
Other	47,444	46,337
Total other assets	$845,231	$722,373

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023 (and as amended on August 25, 2023), the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $120.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $47.0 million of delayed draw term loans. The final maturity date of the loans is January 31, 2027. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. Interest on the loans is received monthly. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of September 30, 2023, the outstanding principal balance of the loan was $93.0 million and was accruing interest at 10.067%.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$39,852	$57,439	$59,457	$343,967
Acquisition of right-of-use assets	1,208	—	3,954	2,220
Land buyouts and other assets (2)(3)	12,054	7,704	29,440	72,534
Total cash acquisition capital expenditures	$53,114	$65,143	$92,851	$418,721

(1)The nine months ended September 30, 2022 includes $176.1 million of acquisitions related to the Company’s purchase of sites from Airtel Tanzania.

(2)Excludes $6.7 million and $4.3 million spent to extend ground lease terms for the three months ended September 30, 2023 and 2022, respectively, and excludes $15.0 million and $10.6 million spent to extend ground lease terms for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded these amounts in prepaid ground rent within prepaid expenses and other current assets on its Consolidated Balance Sheets.

(3)The nine months ended September 30, 2022 includes amounts paid related to the acquisition of a data center.

During the nine months ended September 30, 2023, the Company acquired 68 towers and related assets and liabilities consisting of $11.0 million of property and equipment, net, $49.0 million of intangible assets, net, $13.4 million of operating lease right-of-use assets, net, $2.8 million of acquired and other right-of-use assets, net, $2.4 million of acquisition related holdbacks, $11.3 million of long-term lease liabilities, and $0.9 million of other net assets assumed. During the nine months ended September 30, 2023, the Company concluded that for all of its acquisitions substantially all of the value of its tower acquisition is concentrated in a group of similar identifiable assets.

Additionally, subsequent to September 30, 2023, the Company purchased or is under contract to purchase 215 communication sites for an aggregate consideration of $74.0 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the second quarter of 2024.

The maximum potential obligation related to contingent consideration for acquisitions was $18.4 million and $10.1 million as of September 30, 2023 and December 31, 2022, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Towers and related assets (1)	$5,793,604	$5,650,902
Construction-in-process (2)	96,656	77,564
Furniture, equipment, and vehicles	72,801	67,403
Land, buildings, and improvements	915,444	889,293
Total property and equipment	6,878,505	6,685,162
Less: accumulated depreciation	(4,177,788)	(3,971,435)
Property and equipment, net	$2,700,717	$2,713,727

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $68.2 million and $68.3 million for the three months ended September 30, 2023 and 2022, respectively, and $206.6 million and $205.0 million for the nine months ended September 30, 2023 and 2022, respectively. At

September 30, 2023 and December 31, 2022, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.1 million and $7.5 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2023			As of December 31, 2022
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,219,410	$(3,304,831)	$1,914,579	$5,170,187	$(3,060,494)	$2,109,693
Network location intangibles	1,914,158	(1,305,117)	609,041	1,893,048	(1,226,269)	666,779
Intangible assets, net	$7,133,568	$(4,609,948)	$2,523,620	$7,063,235	$(4,286,763)	$2,776,472

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $100.4 million for the three months ended September 30, 2023 and 2022, and $303.5 million and $303.0 million for the nine months ended September 30, 2023 and 2022, respectively.

9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Salaries and benefits	$24,114	$27,727
Real estate and property taxes	9,836	8,422
Unpaid capital expenditures	7,071	7,476
Acquisition related holdbacks	15,605	25,681
Other	36,074	32,178
Total accrued expenses	$92,700	$101,484

The Company’s other current liabilities are comprised of the following:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Billings in excess of costs and estimated earnings on uncompleted contracts	$9,987	$25,191
Taxes payable	8,369	10,641
Other	3,134	12,930
Total other current liabilities	$21,490	$48,762

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2023			December 31, 2022
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jul. 7, 2026	$370,000	$370,000	$370,000	$720,000	$720,000	$720,000
2018 Term Loan	Apr. 11, 2025	2,274,000	2,271,158	2,268,489	2,292,000	2,280,540	2,284,007
2014-2C Tower Securities (1)	Oct. 8, 2024	620,000	602,454	618,880	620,000	598,480	618,099
2019-1C Tower Securities (1)	Jan. 12, 2025	1,165,000	1,107,799	1,161,718	1,165,000	1,095,776	1,159,860
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	677,753	746,570	750,000	665,633	745,480
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	510,414	596,209	600,000	506,574	595,586
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,008,599	1,157,471	1,165,000	991,705	1,155,724
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	766,926	888,721	895,000	756,302	887,443
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	681,954	887,146	895,000	686,134	886,495
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	844,492	840,973	850,000	855,899	840,053
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,374,180	1,489,215	1,500,000	1,375,815	1,487,013
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,245,000	1,489,710	1,500,000	1,286,250	1,488,402
Total debt		$12,584,000	$11,460,729	$12,515,102	$12,952,000	$11,819,108	$12,868,162
Less: current maturities of long-term debt				(24,000)			(24,000)
Total long-term debt, net of current maturities				$12,491,102			$12,844,162

(1)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2023		2022		2023		2022
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2023	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	6.520%	$6,219	$—	$4,896	$—	$24,287	$—	$10,778	$—
2018 Term Loan (1)	2.651%	15,615	6,803	13,038	11,440	44,898	23,701	35,565	34,318
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	18,138	—	18,138	—
2018-1C Tower Securities	3.448%	—	—	5,570	—	—	—	16,711	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	25,072	—	25,072	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	10,793	—	10,793	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	10,619	—	10,619	—
2021-1C Tower Securities	1.631%	4,870	—	4,870	—	14,567	—	14,567	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	12,587	—	12,587	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	17,619	—	17,619	—
2022-1C Tower Securities	6.599%	14,094	—	—	—	42,281	—	—	—
2020 Senior Notes	3.875%	14,531	92	14,531	88	43,594	274	43,594	264
2021 Senior Notes	3.125%	11,719	—	11,719	—	35,156	—	35,156	—
Other		664	1,003	727	—	2,224	5,680	2,329	—
Total		$99,322	$7,898	$86,961	$11,528	$301,835	$29,655	$253,528	$34,582

(1)The 2018 Term Loan has a blended rate of 2.651%, which includes the impact of the interest rate swaps entered into on August 4, 2020, and amended on June 21, 2023, which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through July 31, 2023 and then at Term SOFR plus 185 basis points (inclusive of a credit spread adjustment (“CSA”) of 0.10%) for an all-in fixed rate of 1.900% per annum through the maturity date of the 2018 Term Loan. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 7.170% as of September 30, 2023. Refer to Note 17 for more information on the Company’s interest rate swap.

Terms of the Senior Credit Agreement

On July 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC (“SBA Senior Finance II”), amended its Revolving Credit Facility to replace LIBOR with Term SOFR as the benchmark interest rate and make related changes.

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

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	September 30, 2023 (1)	September 30, 2023 (2)	September 30, 2023

Revolving Credit Facility	6.520%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

Beginning outstanding balance	$450,000	$530,000	$720,000	$350,000
Borrowings	50,000	—	190,000	330,000
Repayments	(130,000)	(120,000)	(540,000)	(270,000)
Ending outstanding balance	$370,000	$410,000	$370,000	$410,000

Subsequent to September 30, 2023, the Company repaid $85.0 million under the Revolving Credit Facility, and as of the date of this filing, $285.0 million was outstanding.

Term Loan under the Senior Credit Agreement

On July 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. As amended, the 2018 Term Loan accrues interest at Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%).

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% from August 1, 2023 through the maturity date of the 2018 Term Loan.

During the three and nine months ended September 30, 2023, the Company repaid an aggregate of $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of September 30, 2023, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan, replacing the prior plan. As of the date of this filing, the Company had $404.7 million of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

Total number of shares purchased (in millions) (1)	0.4	—	0.4	1.3
Average price per share (1)	$197.75	$—	$197.75	$332.00
Total purchase price (in millions) (1)	$87.3	$—	$87.3	$431.6

Subsequent to September 30, 2023, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.1
Average price per share (1)	$198.84
Total purchase price (in millions) (1)	$12.7

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the nine months ended September 30, 2023, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023
April 30, 2023	May 26, 2023	$0.85	$92.1 million	June 21, 2023
July 30, 2023	August 24, 2023	$0.85	$92.1 million	September 20, 2023

Dividends paid in 2023 were ordinary taxable dividends.

Subsequent to September 30, 2023, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 1, 2023	November 16, 2023	$0.85	December 14, 2023

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

For the nine
months ended
September 30, 2023

Risk free interest rate	3.96%
Dividend yield	1.5%
Expected volatility	30%
Expected lives	4.4 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2023 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2022	1,673	$161.02
Granted	20	$224.24
Exercised	(181)	$128.11
Forfeited/canceled	(14)	$238.10
Outstanding at September 30, 2023	1,498	$165.11	1.9	$54,436
Exercisable at September 30, 2023	1,469	$163.42	1.8	$54,436
Unvested at September 30, 2023	29	$254.17	9.3	$—

The weighted-average per share fair value of options granted during the nine months ended September 30, 2023 was $58.95. The total intrinsic value for options exercised during the nine months ended September 30, 2023 was $24.2 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2023:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2022	222	$280.66	429	$332.18
Granted	175	$254.60	97	$263.17
PSU adjustment (2)	—	$—	65	$302.96
Vested	(118)	$264.39	(207)	$345.08
Forfeited/canceled	(13)	$276.96	(15)	$298.42
Outstanding at September 30, 2023	266	$270.40	369	$298.50

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

13.INCOME TAXES

The primary reasons for the difference between the Company’s effective tax rate and the U.S. statutory rate are the Company’s REIT election and the Company’s release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary (“TRS”). The TRS concluded that it was appropriate to release the full valuation allowance of $66.3 million during the second quarter of 2023. A foreign tax provision is recognized because certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRS. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $545.2 million as of December 31, 2022, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. The Company strongly disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities as the Company believes the proposed adjustments are without merit. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of September 30,

2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $94.3 million. This range excludes penalties and interest, which as of such date would have been $95.5 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2023	(in thousands)
Revenues (1)	$468,371	$169,069	$45,104	$—	$682,544
Cost of revenues (2)	66,768	51,509	31,493	—	149,770
Operating profit	401,603	117,560	13,611	—	532,774
Selling, general, and administrative expenses	30,759	15,925	4,993	13,144	64,821
Acquisition and new business initiatives
related adjustments and expenses	2,369	3,243	—	—	5,612
Asset impairment and decommission costs	25,560	7,503	—	—	33,063
Depreciation, amortization and accretion	114,849	63,218	915	1,692	180,674
Operating income (loss)	228,066	27,671	7,703	(14,836)	248,604
Other expense, net (principally interest
expense and other income)				(155,381)	(155,381)
Income before income taxes					93,223
Cash capital expenditures (3)	81,886	31,583	1,280	681	115,430

For the three months ended September 30, 2022
Revenues (1)	$449,595	$137,707	$88,282	$—	$675,584
Cost of revenues (2)	66,423	45,590	65,540	—	177,553
Operating profit	383,172	92,117	22,742	—	498,031
Selling, general, and administrative expenses	31,380	14,952	5,711	13,800	65,843
Acquisition and new business initiatives
related adjustments and expenses	4,318	2,526	—	—	6,844
Asset impairment and decommission costs	7,835	697	—	—	8,532
Depreciation, amortization and accretion	122,149	49,530	624	1,522	173,825
Operating income (loss)	217,490	24,412	16,407	(15,322)	242,987
Other expense, net (principally interest
expense and other income)				(140,342)	(140,342)
Income before income taxes					102,645
Cash capital expenditures (3)	48,522	73,007	1,367	933	123,829

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2023	(in thousands)
Revenues (1)	$1,379,959	$500,892	$155,709	$—	$2,036,560
Cost of revenues (2)	200,952	152,459	114,914	—	468,325
Operating profit	1,179,007	348,433	40,795	—	1,568,235
Selling, general, and administrative expenses	90,946	51,068	15,541	42,857	200,412
Acquisition and new business initiatives
related adjustments and expenses	8,174	8,448	—	—	16,622
Asset impairment and decommission costs	75,460	14,633	—	2,227	92,320
Depreciation, amortization and accretion	351,689	185,522	2,767	4,931	544,909
Operating income (loss)	652,738	88,762	22,487	(50,015)	713,972
Other expense, net (principally interest
expense and other income)				(303,893)	(303,893)
Income before income taxes					410,079
Cash capital expenditures (3)	177,464	86,695	2,350	2,272	268,781

For the nine months ended September 30, 2022
Revenues (1)	$1,324,666	$402,301	$220,393	$—	$1,947,360
Cost of revenues (2)	197,995	132,687	165,809	—	496,491
Operating profit	1,126,671	269,614	54,584	—	1,450,869
Selling, general, and administrative expenses	90,541	45,519	16,445	38,736	191,241
Acquisition and new business initiatives
related adjustments and expenses	10,705	8,071	—	—	18,776
Asset impairment and decommission costs	20,407	5,158	—	—	25,565
Depreciation, amortization and accretion	367,853	150,008	1,831	4,849	524,541
Operating income (loss)	637,165	60,858	36,308	(43,585)	690,746
Other expense, net (principally interest
expense and other income)				(293,728)	(293,728)
Income before income taxes					397,018
Cash capital expenditures (3)	182,494	380,072	4,061	4,143	570,770

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of September 30, 2023	$6,061,251	$3,775,452	$74,763	$422,715	$10,334,181
As of December 31, 2022	$6,308,204	$3,808,699	$158,137	$310,001	$10,585,041

(1)For the three months ended September 30, 2023 and 2022, site leasing revenue in Brazil was $100.0 million and $70.7 million, respectively. For the nine months ended September 30, 2023 and 2022, site leasing revenue in Brazil was $293.6 million and $209.8 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total revenues in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.6 billion and $5.9 billion as of September 30, 2023 and December 31, 2022, respectively. Total international long-lived assets were $3.4 billion and $3.5 billion as of September 30, 2023 and December 31, 2022. Total long-lived assets in Brazil were $2.1 billion and $2.0 billion as of September 30, 2023 and December 31, 2022, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to SBA
Communications Corporation	$87,419	$100,009	$392,284	$358,150
Denominator:
Basic weighted-average shares outstanding	108,373	107,916	108,288	107,950
Dilutive impact of stock options, RSUs, and PSUs	518	1,442	729	1,466
Diluted weighted-average shares outstanding	108,891	109,358	109,017	109,416
Net income per common share attributable to SBA
Communications Corporation:
Basic	$0.81	$0.93	$3.62	$3.32
Diluted	$0.80	$0.91	$3.60	$3.27

For the three and nine months ended September 30, 2023 and 2022, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022

Beginning balance	$31,735	$17,250
Net loss attributable to noncontrolling interests	(4,397)	(1,630)
Foreign currency translation adjustments	(899)	(204)
Contribution from joint venture partner	1,200	—
Adjustment to redemption amount	7,408	16,319
Ending balance	$35,047	$31,735

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan.

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

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% from August 1, 2023 through the maturity date of the 2018 Term Loan. The Company concluded that the amendment to the interest rate swap qualifies for the relief provided by ASU 2021-01 and ASU 2022-06 and as such, has not de-designated its cash flow hedge. Refer to Note 1 for further discussion of the expedient adopted under ASU 2021-01 and ASU 2022-06.

As of September 30, 2023, the hedge remains highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. As of September 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $143.3 million and $182.9 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheets.

Accumulated other comprehensive loss, net includes an aggregate $103.0 million gain and a $119.6 million gain as of September 30, 2023 and December 31, 2022, respectively.

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

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(16,068)	$42,114	$(39,608)	$128,826

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$6,579	$11,222	$23,047	$33,665

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the nine months ended September 30, 2023. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2023, we owned 39,546 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of September 30, 2023, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2023. In addition, as of September 30, 2023, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of September 30, 2023, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the nine months ended
Segment operating profit as a percentage of	September 30,		September 30,

total operating profit	2023	2022	2023	2022

Domestic site leasing	75.4%	76.9%	75.1%	77.7%
International site leasing	22.0%	18.5%	22.3%	18.6%
Total site leasing	97.4%	95.4%	97.4%	96.3%

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

We are in the process of reviewing the remaining estimated useful lives of our towers and intangible assets and are considering whether we should modify our current estimates for asset lives based on our historical operating experience. We have retained an independent consultant to assist in completing this review and analysis. If we conclude that a revision in the estimated useful lives of our towers and intangible assets is appropriate based on our review and analysis, we will account for any changes in the useful lives as a change in accounting estimate under Accounting Standards Codification 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. We expect to conclude our analysis in 2024.

Reference Rate Reform

The ICE Benchmark Administration Limited ceased publication of the one month LIBOR on June 30, 2023. On June 21, 2023, we amended our interest rate swap to change from LIBOR as an interest rate benchmark to the replacement benchmark of Term SOFR effective on August 1, 2023. We have elected the optional expedient which allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship, allowing us to continue applying hedge accounting to our cash flow hedge. On July 3, 2023, we amended our 2018 Term Loan and our Revolving Credit Facility to use Term SOFR as the benchmark rate. The transition from LIBOR to Term SOFR did not have a material impact on the consolidated financial statements.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$468,371	$449,595	$—	$18,776	4.2%
International site leasing	169,069	137,707	4,782	26,580	19.3%
Site development	45,104	88,282	—	(43,178)	(48.9%)
Total	$682,544	$675,584	$4,782	$2,178	0.3%
Cost of Revenues
Domestic site leasing	$66,768	$66,423	$—	$345	0.5%
International site leasing	51,509	45,590	1,195	4,724	10.4%
Site development	31,493	65,540	—	(34,047)	(51.9%)
Total	$149,770	$177,553	$1,195	$(28,978)	(16.3%)
Operating Profit
Domestic site leasing	$401,603	$383,172	$—	$18,431	4.8%
International site leasing	117,560	92,117	3,587	21,856	23.7%
Site development	13,611	22,742	—	(9,131)	(40.2%)

Revenues

Domestic site leasing revenues increased $18.8 million for the three months ended September 30, 2023, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments, due in part to the new MLA with AT&T and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 76 towers acquired and 16 towers built since July 1, 2022, partially offset by lease non-renewals.

International site leasing revenues increased $31.4 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $26.6 million. These changes were primarily due to (1) revenues from 2,765 towers acquired (including 2,632 sites from Grupo TorreSur (“GTS”) in Brazil) and 461 towers built since July 1, 2022, (2) an increase in reimbursable pass-through expenses due primarily to increases in consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 15.7% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $43.2 million for the three months ended September 30, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $18.4 million for the three months ended September 30, 2023, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since July 1, 2022, (2) organic site leasing growth as noted above, and (3) continued control of our site leasing cost of revenue.

International site leasing segment operating profit increased $25.4 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $21.9 million. These changes were primarily due to (1) additional profit generated by towers acquired and built since July 1, 2022 and (2) organic site leasing growth as noted above, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions.

Site development segment operating profit decreased $9.1 million for the three months ended September 30, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$30,759	$31,380	$—	$(621)	(2.0%)
International site leasing	15,925	14,952	269	704	4.7%
Total site leasing	$46,684	$46,332	$269	$83	0.2%
Site development	4,993	5,711	—	(718)	(12.6%)
Other	13,144	13,800	—	(656)	(4.8%)
Total	$64,821	$65,843	$269	$(1,291)	(2.0%)

Selling, general, and administrative expenses decreased $1.0 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $1.3 million. These changes were driven primarily by a decrease in non-cash compensation expense, partially offset by an increase in personnel and other support related costs and a $0.7 million Oi Reserve recorded in the third quarter of 2023.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$2,369	$4,318	$—	$(1,949)	(45.1%)
International site leasing	3,243	2,526	32	685	27.1%
Total	$5,612	$6,844	$32	$(1,264)	(18.5%)

Acquisition and new business initiatives related adjustments and expenses decreased $1.2 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses decreased $1.3 million. These changes were primarily as a result of a decrease in our third party acquisition and integration costs as well as lower new business initiative activity as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$25,560	$7,835	$—	$17,725	226.2%
International site leasing	7,503	697	232	6,574	943.2%
Total	$33,063	$8,532	$232	$24,299	284.8%

Asset impairment and decommission costs increased $24.5 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $24.3 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint and an increase in tower and equipment related decommission costs. For further information regarding our asset impairment and decommission costs, see Note 2 to our Consolidated Financial Statements in this quarterly report.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$114,849	$122,149	$—	$(7,300)	(6.0%)
International site leasing	63,218	49,530	1,964	11,724	23.7%
Total site leasing	$178,067	$171,679	$1,964	$4,424	2.6%
Site development	915	624	—	291	46.6%
Other	1,692	1,522	—	170	11.2%
Total	$180,674	$173,825	$1,964	$4,885	2.8%

Domestic site leasing depreciation, accretion, and amortization expense decreased $7.3 million for the three months ended September 30, 2023, as compared to the prior year. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since July 1, 2022.

International site leasing depreciation, accretion, and amortization expense increased $13.7 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $11.7 million. These changes were primarily due to an increase in the number of towers we acquired and built since July 1, 2022, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$228,066	$217,490	$—	$10,576	4.9%
International site leasing	27,671	24,412	1,090	2,169	8.9%
Total site leasing	$255,737	$241,902	$1,090	$12,745	5.3%
Site development	7,703	16,407	—	(8,704)	(53.1%)
Other	(14,836)	(15,322)	—	486	(3.2%)
Total	$248,604	$242,987	$1,090	$4,527	1.9%

Domestic site leasing operating income increased $10.6 million for the three months ended September 30, 2023, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and acquisition and new business initiatives related adjustments and expenses, partially offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased $3.3 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $2.2 million. These changes were primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, selling, general, and administrative expenses, and acquisition and new business initiatives related adjustments and expenses.

Site development operating income decreased $8.7 million for the three months ended September 30, 2023, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$5,266	$2,858	$58	$2,350	82.2%
Interest expense	(99,322)	(86,961)	53	(12,414)	14.3%
Non-cash interest expense	(7,898)	(11,528)	—	3,630	(31.5%)
Amortization of deferred financing fees	(5,097)	(4,955)	—	(142)	2.9%
Other expense, net	(48,330)	(39,756)	(8,627)	53	(3.2%)
Total	$(155,381)	$(140,342)	$(8,516)	$(6,523)	6.4%

Interest income increased $2.4 million for the three months ended September 30, 2023, as compared to the prior year. This change was primarily due to interest received on a loan to an unconsolidated joint venture, a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense increased $12.4 million for the three months ended September 30, 2023, as compared to the prior year. This change was primarily due to a higher weighted-average interest rate on a higher average principal amount of cash-interest bearing debt outstanding. Based on the current rising interest rate environment, we expect interest expense will increase in future periods.

Non-cash interest expense decreased $3.6 million for the three months ended September 30, 2023, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Other expense, net includes a $46.5 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2023, while the prior year period included a $37.4 million loss.

Provision for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(7,861)	$(2,883)	$3,560	$(8,538)	56.9%

Provision for income taxes increased $5.0 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, provision for income taxes increased $8.5 million primarily due to an increase in domestic and foreign deferred taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$85,362	$99,762	$(3,866)	$(10,534)	(8.4%)

Net income decreased $14.4 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, net income decreased $10.5 million. These changes were primarily due to increases in cash interest expense and provision for income taxes, and a decrease in site development operating income, partially offset by increases in site leasing operating income and interest income, and a decrease in non-cash interest expense.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,379,959	$1,324,666	$—	$55,293	4.2%
International site leasing	500,892	402,301	(1,974)	100,565	25.0%
Site development	155,709	220,393	—	(64,684)	(29.3%)
Total	$2,036,560	$1,947,360	$(1,974)	$91,174	4.7%
Cost of Revenues
Domestic site leasing	$200,952	$197,995	$—	$2,957	1.5%
International site leasing	152,459	132,687	(986)	20,758	15.6%
Site development	114,914	165,809	—	(50,895)	(30.7%)
Total	$468,325	$496,491	$(986)	$(27,180)	(5.5%)
Operating Profit
Domestic site leasing	$1,179,007	$1,126,671	$—	$52,336	4.6%
International site leasing	348,433	269,614	(988)	79,807	29.6%
Site development	40,795	54,584	—	(13,789)	(25.3%)

Revenues

Domestic site leasing revenues increased $55.3 million for the nine months ended September 30, 2023, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments, due in part to the new MLA with AT&T and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 116 towers acquired and 19 towers built since January 1, 2022, partially offset by lease non-renewals.

International site leasing revenues increased $98.6 million for the nine months ended September 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $100.6 million. These changes were primarily due to (1) revenues from 3,297 towers acquired (including 2,632 sites from GTS) and 644 towers built since January 1, 2022, (2) an increase in reimbursable pass-through expenses due primarily to increases in consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals.

Site leasing revenue in Brazil represented 15.6% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $64.7 million for the nine months ended September 30, 2023, as compared to prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $52.3 million for the nine months ended September 30, 2023, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2022, (2) organic site leasing growth as noted above, and (3) continued control of our site leasing cost of revenue.

International site leasing segment operating profit increased $78.8 million for the nine months ended September 30, 2023, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $79.8 million. These changes were primarily due to (1) additional profit generated by towers acquired and built since January 1, 2022 and (2) organic site leasing growth as noted above, partially offset by our increased site leasing cost of revenues largely as a result of our new site additions.

Site development segment operating profit decreased $13.8 million for the nine months ended September 30, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$90,946	$90,541	$—	$405	0.4%
International site leasing	51,068	45,519	(435)	5,984	13.1%
Total site leasing	$142,014	$136,060	$(435)	$6,389	4.7%
Site development	15,541	16,445	—	(904)	(5.5%)
Other	42,857	38,736	—	4,121	10.6%
Total	$200,412	$191,241	$(435)	$9,606	5.0%

Selling, general, and administrative expenses increased $9.2 million for the nine months ended September 30, 2023, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $9.6 million. These changes were primarily as a result of an increase in personnel and other support related costs and the $3.8 million Oi reserve recorded in 2023, partially offset by a decrease in non-cash compensation expense.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$8,174	$10,705	$—	$(2,531)	(23.6%)
International site leasing	8,448	8,071	(179)	556	6.9%
Total	$16,622	$18,776	$(179)	$(1,975)	(10.5%)

Acquisition and new business initiatives related adjustments and expenses decreased $2.2 million for the three months ended September 30, 2023, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses decreased $2.0 million. These changes were primarily as a result of a decrease in our third party acquisition and integration costs as well as lower new business initiative activity as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$75,460	$20,407	$—	$55,053	269.8%
International site leasing	14,633	5,158	(52)	9,527	184.7%
Total site leasing	$90,093	$25,565	$(52)	$64,580	252.6%
Other	2,227	—	—	2,227	—%
Total	$92,320	$25,565	$(52)	$66,807	261.3%

Asset impairment and decommission costs increased $66.8 million for the nine months ended September 30, 2023, as compared to the prior year. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to increased churn from Sprint and an increase in tower and equipment related decommission costs. For further information regarding our asset impairment and decommission costs, see Note 2 to our Consolidated Financial Statements in this quarterly report.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$351,689	$367,853	$—	$(16,164)	(4.4%)
International site leasing	185,522	150,008	(360)	35,874	23.9%
Total site leasing	$537,211	$517,861	$(360)	$19,710	3.8%
Site development	2,767	1,831	—	936	51.1%
Other	4,931	4,849	—	82	1.7%
Total	$544,909	$524,541	$(360)	$20,728	4.0%

Domestic site leasing depreciation, accretion, and amortization expense decreased $16.2 million for the nine months ended September 30, 2023, as compared to the prior year. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2022.

International site leasing depreciation, accretion, and amortization expense increased $35.5 million for the nine months ended September 30, 2023, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $35.9 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2022, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$652,738	$637,165	$—	$15,573	2.4%
International site leasing	88,762	60,858	38	27,866	45.8%
Total site leasing	$741,500	$698,023	$38	$43,439	6.2%
Site development	22,487	36,308	—	(13,821)	(38.1%)
Other	(50,015)	(43,585)	—	(6,430)	14.8%
Total	$713,972	$690,746	$38	$23,188	3.4%

Domestic site leasing operating income increased $15.6 million for the nine months ended September 30, 2023, as compared to the prior year, primarily due to higher segment operating profit and decreases in depreciation, accretion, and amortization expense and acquisition and new business initiatives related adjustments and expenses, offset by an increase in asset impairment and decommission costs.

International site leasing operating income increased $27.9 million for the nine months ended September 30, 2023, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, and selling, general, and administrative expenses.

Site development operating income decreased $13.8 million for the nine months ended September 30, 2023, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Other operating expense increased $6.4 million for the nine months ended September 30, 2023, as compared to the prior year, primarily due to an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$12,765	$6,878	$9	$5,878	85.5%
Interest expense	(301,835)	(253,528)	60	(48,367)	19.1%
Non-cash interest expense	(29,655)	(34,582)	—	4,927	(14.2%)
Amortization of deferred financing fees	(15,129)	(14,758)	—	(371)	2.5%
Other income, net	29,961	2,262	28,550	(851)	17.6%
Total	$(303,893)	$(293,728)	$28,619	$(38,784)	12.9%

Interest income increased $5.9 million for the nine months ended September 30, 2023, as compared to the prior year. This change was primarily due to interest received on a loan to an unconsolidated joint venture, a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense increased $48.3 million for the nine months ended September 30, 2023, as compared to the prior year. On a constant currency basis, interest expense increased $48.4 million. This change was primarily due to a higher weighted-average interest rate on a higher average principal amount of cash-interest bearing debt outstanding. Based on the current rising interest rate environment, we expect interest expense will increase in future periods.

Non-cash interest expense decreased $4.9 million for the nine months ended September 30, 2023, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Other income, net includes a $38.8 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the nine months ended September 30, 2023, while the prior year period included an $8.5 million gain.

Provision for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(22,192)	$(39,797)	$(8,857)	$26,462	(73.6%)

Provision for income taxes decreased $17.6 million for the nine months ended September 30, 2023, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $26.5 million. These changes were primarily due to a decrease in domestic deferred taxes related to the release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary, partially offset by an increase in current and deferred foreign taxes.

Net Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$387,887	$357,221	$19,800	$10,866	3.1%

Net income increased $30.7 million for the nine months ended September 30, 2023. On a constant currency basis, net income increased $10.9 million. These changes were primarily due to increases in site leasing operating income and interest income, and decreases in provision for income taxes and non-cash interest expense, partially offset by increases in interest expense and other operating expense and decreases in site development operating income and other income, net.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$85,362	$99,762	$(3,866)	$(10,534)	(8.4%)
Non-cash straight-line leasing revenue	(7,048)	(11,686)	83	4,555	(39.0%)
Non-cash straight-line ground lease expense	(428)	478	1	(907)	(189.7%)
Non-cash compensation	21,374	25,492	35	(4,153)	(16.3%)
Other expense, net	48,330	39,756	8,627	(53)	(3.2%)
Acquisition and new business initiatives
related adjustments and expenses	5,612	6,844	32	(1,264)	(18.5%)
Asset impairment and decommission costs	33,063	8,532	232	24,299	284.8%
Interest income	(5,266)	(2,858)	(58)	(2,350)	82.2%
Interest expense (1)	112,317	103,444	(53)	8,926	8.6%
Depreciation, accretion, and amortization	180,674	173,825	1,964	4,885	2.8%
Provision for income taxes (2)	8,141	3,170	(3,558)	8,529	55.8%
Adjusted EBITDA	$482,131	$446,759	$3,439	$31,933	7.1%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$387,887	$357,221	$19,800	$10,866	3.1%
Non-cash straight-line leasing revenue	(21,378)	(29,542)	149	8,015	(27.1%)
Non-cash straight-line ground lease expense	135	2,253	(92)	(2,026)	(89.9%)
Non-cash compensation	65,830	74,140	(231)	(8,079)	(10.9%)
Other income, net	(29,961)	(2,262)	(28,550)	851	(17.6%)
Acquisition and new business initiatives
related adjustments and expenses	16,622	18,776	(179)	(1,975)	(10.5%)
Asset impairment and decommission costs	92,320	25,565	(52)	66,807	261.3%
Interest income	(12,765)	(6,878)	(9)	(5,878)	85.5%
Interest expense (1)	346,619	302,868	(60)	43,811	14.5%
Depreciation, accretion, and amortization	544,909	524,541	(360)	20,728	4.0%
Provision for income taxes (2)	22,971	41,579	8,859	(27,467)	(72.8%)
Adjusted EBITDA	$1,413,189	$1,308,261	$(725)	$105,653	8.1%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for income taxes includes $0.3 million of franchise taxes for the three months ended September 30, 2023 and 2022, and $0.8 million and $1.8 million of franchise taxes for the nine months ended September 30, 2023 and 2022, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $35.4 million for the three months ended September 30, 2023, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $31.9 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $104.9 million for the nine months ended September 30, 2023, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $105.7 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended September 30,
	2023	2022

	(in thousands)
Cash provided by operating activities	$1,111,782	$997,066
Cash used in investing activities	(361,876)	(591,311)
Cash used in financing activities	(705,664)	(566,068)
Change in cash, cash equivalents, and restricted cash	44,242	(160,313)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(1,441)	4,561
Cash, cash equivalents, and restricted cash, beginning of period	189,283	435,626
Cash, cash equivalents, and restricted cash, end of period	$232,084	$279,874

Operating Activities

Cash provided by operating activities was $1.1 billion for the nine months ended September 30, 2023 as compared to $1.0 billion for the nine months ended September 30, 2022. The increase was primarily due to increases in site leasing segment operating profit, cash inflows associated with working capital changes related to the timing of customer payments, and interest income, partially offset by increases in cash interest expense, cash selling, general, and administrative expenses, and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months ended September 30,
	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)	$(59,457)	$(343,967)
Acquisition of right-of-use assets	(3,954)	(2,220)
Land buyouts and other assets (2)(3)	(29,440)	(72,534)
Construction and related costs	(70,485)	(72,275)
Augmentation and tower upgrades	(62,301)	(39,514)
Tower maintenance	(37,101)	(29,975)
General corporate	(4,089)	(6,584)
Other investing activities (4)(5)	(95,049)	(24,242)
Net cash used in investing activities	$(361,876)	$(591,311)

(1)The nine months ended September 30, 2022 includes $176.1 million of acquisitions related to our purchase of sites from Airtel Tanzania.

(2)Excludes $15.0 million and $10.6 million spent to extend ground lease terms for the nine months ended September 30, 2023 and 2022, respectively.

(3)The nine months ended September 30, 2022 includes amounts paid related to the acquisition of a data center.

(4)Includes amounts paid for the purchase of and received from the sale of short-term investments during the nine months ended September 30, 2023 and 2022.

(5)The nine months ended September 30, 2023 includes a $93.0 million loan to an unconsolidated joint venture.

Additionally, subsequent to September 30, 2023, we purchased or are under contract to purchase 215 communication sites for an aggregate consideration of $74.0 million in cash. We anticipate that these acquisitions will be consummated by the end of the second quarter of 2024.

For 2023, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $54.0 million to $59.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $335.0 million to $345.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended September 30,
	2023	2022

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(350,000)	$60,000
Repurchase and retirement of common stock (2)	(53,652)	(431,666)
Payment of dividends on common stock	(278,201)	(230,102)
Proceeds from employee stock purchase/stock option plans	21,058	33,745
Payments related to taxes on stock options and restricted stock units	(27,472)	(9,905)
Other financing activities	(17,397)	11,860
Net cash used in financing activities	$(705,664)	$(566,068)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information regarding our share repurchase activity, refer to Part II Item 2 under “Issuer Purchases of Equity Securities” below.

Dividends

For the nine months ended September 30, 2023, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023
April 30, 2023	May 26, 2023	$0.85	$92.1 million	June 21, 2023
July 30, 2023	August 24, 2023	$0.85	$92.1 million	September 20, 2023

Dividends paid in 2023 were ordinary taxable dividends.

Subsequent to September 30, 2023, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 1, 2023	November 16, 2023	$0.85	December 14, 2023

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2023, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2023, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

Debt Instruments and Debt Service Requirements

Terms of the Senior Credit Agreement

On July 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II LLC (“SBA Senior Finance II”), amended our Revolving Credit Facility to replace LIBOR with Term SOFR as the benchmark interest rate and make related changes.

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

The key terms of the Revolving Credit Facility are as follows:

		Unused	Financial Covenant
	Interest Rate	Commitment	Compliance
	as of	Fee as of	Status as of
	September 30, 2023 (1)	September 30, 2023 (2)	September 30, 2023

Revolving Credit Facility	6.520%	0.140%	In Compliance

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes our Revolving Credit Facility activity during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

Beginning outstanding balance	$450,000	$530,000	$720,000	$350,000
Borrowings	50,000	—	190,000	330,000
Repayments	(130,000)	(120,000)	(540,000)	(270,000)
Ending outstanding balance	$370,000	$410,000	$370,000	$410,000

Subsequent to September 30, 2023, we repaid $85.0 million under the Revolving Credit Facility, and as of the date of this filing, $285.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II, obtained a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of September 30, 2023, the 2018 Term Loan was accruing interest at 7.170% per annum. On July 3, 2023, SBA Senior Finance II, amended our 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. The amendment to Term SOFR includes a CSA of 0.10% which we include as part of interest expense.

On June 21, 2023, SBA Senior Finance II, amended our interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% from August 1, 2023 through the maturity date of the 2018 Term Loan. We concluded that the amendment to the interest rate swap qualifies for the relief provided by Accounting Standards Update (“ASU”) 2021-01 and ASU 2022-06 and as such, have not de-designated our cash flow hedge.

During the three and nine months ended September 30, 2023, we repaid an aggregate of $6.0 million and $18.0 million, respectively, of principal on the 2018 Term Loan. As of September 30, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of September 30, 2023, we, through the Trust, had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,895 tower sites owned by the Borrowers as of September 30, 2023. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of September 30, 2023:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of September 30, 2023:

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

Debt Covenants

As of September 30, 2023, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of September 30, 2023:

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

Debt Service

As of September 30, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended September 30, 2024 based on the amounts outstanding as of September 30, 2023 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$25,706
2018 Term Loan (2)	84,281
2014-2C Tower Securities	24,185
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$417,084

(1)As of September 30, 2023, $370.0 million was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2023, we repaid an additional $85.0 million under the Revolving Credit Facility, and as of the date of this filing, $285.0 million was outstanding.

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

Inflation

The impact of inflation on our operations has not been material to date. However, the impact of rising interest rates, due to actions by the Federal Reserve to combat inflation, has, and is expected to continue to, impact our growth rate and future operating results. Increasing interest rates has, and is expected to continue to, impact the ability and willingness of wireless service providers to incur capital expenditures at prior levels to expand their networks, which would adversely affect our future revenue growth rates. In addition, increased interest rates may adversely affect our costs to refinance our indebtedness at maturity. In addition, persistent high rates of inflation could adversely affect our future operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America, South Africa, the Philippines, and Tanzania which have inflationary index based rent escalators.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$370,000	$—	$—	$370,000	$370,000
2018 Term Loan	6,000	24,000	2,244,000	—	—	—	2,274,000	2,271,158
2014-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	602,454
2019-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,107,799
2020-1C Tower Securities (1)	—	—	—	750,000	—	—	750,000	677,753
2020-2C Tower Securities (1)	—	—	—	—	—	600,000	600,000	510,414
2021-1C Tower Securities (1)	—	—	—	1,165,000	—	—	1,165,000	1,008,599
2021-2C Tower Securities (1)	—	—	—	—	895,000	—	895,000	766,926
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	681,954
2022-1C Tower Securities (1)	—	—	—	—	—	850,000	850,000	844,492
2020 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,374,180
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,245,000
Total debt obligation	$6,000	$644,000	$3,409,000	$2,285,000	$2,395,000	$3,845,000	$12,584,000	$11,460,729

(1)For information on the anticipated repayment date and final maturity date for each Tower Security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. The ICE Benchmark Administration Limited ceased publication of the one month LIBOR on June 30, 2023. On August 4, 2020, and amended June 21, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at (i) one month LIBOR plus 175 basis points for a fixed rate of 1.874% per annum through July 31, 2023 and (ii) Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% per annum from August 1, 2023 through the maturity date of the 2018 Term Loan. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. On July 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our Revolving Credit Facility and 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. The amendment includes a 0.10% CSA for the 2018 Term Loan.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of September 30, 2023. As of September 30, 2023, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 4.6% for the next twelve months ended September 30, 2024.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Argentina, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Argentina, Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2023, approximately 21.6% of our revenues and approximately 26.8% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2023. As of September 30, 2023, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 0.9%, respectively, for the nine months ended September 30, 2023.

As of September 30, 2023, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2023 would have resulted in approximately $130.4 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2023.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•developments in, and macroeconomic influences on, the wireless communications industry in general, and for wireless communications infrastructure providers in particular, that may slow growth or affect our customers’ access to sufficient capital, or ability to expend capital to fund network expansion or enhancements;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2023. Based on such evaluation, such officers have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2023:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2023 - 7/31/2023	—	$—	—	$504,726,849
8/1/2023 - 8/31/2023	—	$—	—	$504,726,849
9/1/2023 - 9/30/2023	441,639	$197.75	441,639	$417,391,086
Total	441,639	$197.75	441,639	$417,391,086

(1)On October 28, 2021, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.0 billion of our outstanding Class A common stock (the “Repurchase Plan”). As of the date of this filing, the Company had $404.7 million of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 5. OTHER INFORMATION

(a)

On July 3, 2023, SBA Senior Finance II entered into the Thirteenth Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement with (i) SBAC, Telecommunications, SBA Senior Finance, LLC and the direct and indirect subsidiaries of SBAC named therein, as guarantors, (ii) the several lenders from time to time parties thereto, (iii) TD Securities (USA) LLC and Mizuho Bank, Ltd., as the joint lead arrangers, (iv) TD Securities (USA) LLC, Mizuho Bank Ltd., Barclays Bank plc, Citigroup Global Markets Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as joint book runners, and (v) Toronto Dominion (Texas) LLC, as administrative agent, to the Seconded Amended and Restated Credit Agreement, dated as of February 7, 2014, (as amended, supplemented or modified from time to time, the “ Senior Credit Agreement”).

The Amendment replaces LIBOR with Term SOFR as the benchmark interest rate and makes related changes. All other material terms of the Senior Credit Agreement, as amended, remain unchanged.

Certain of the lenders and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with SBAC and its affiliates.

(c) 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.7D

Thirteenth Amendment to the Second Amended and Restated Credit Agreement, dated as of July 3, 2023, among SBA Senior Finance II, LLC, as borrower, the banks and other financial institutions or entities party thereto and Toronto Dominion (Texas) LLC, as administrative agent.*

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

SBA COMMUNICATIONS CORPORATION

November 7, 2023	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 7, 2023	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

s