Form 10-K
period 2023-12-31
SBA COMMUNICATIONS CORP
filed 2024-02-28
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24.9 billion as of June 30, 2023.

The number of shares outstanding of the Registrant’s common stock (as of February 15, 2024): Class A common stock — 108,108,678.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2023, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the year ended December 31, 2023. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2023, we owned 39,618 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2023, we had an average of 1.9 tenants per tower.

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

•Opportunistic International Market Expansion. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have an attractive wireless industry and relatively stable political and regulatory environments. We continually evaluate various factors when identifying potential markets for new expansion or continued involvement (as noted by our exit of the Argentinian market in the fourth quarter of 2023), including:

oCountry analysis – We consider the country’s economic and political stability and whether the country’s general business, legal, and regulatory environment is conducive to the sustainability and growth of our business.

oMarket potential – We periodically analyze the expected demand for wireless services and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur and update this analysis when there have been material developments in the industry within the country, whether due to consolidation, spectrum allocation, new participants or changes in the legal and regulatory environment.

oRisk adjusted return criteria – We continually evaluate whether buying or building towers in a country and providing our management and leasing services will meet our return criteria. As part of this analysis, we consider the risk associated with an international market (for example, the impact of foreign currency exchange rates and inflation, real estate, permitting, and taxation risks) and how a particular market meets our long-term strategic and financial objectives and our business generally.

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

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have acquired perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so to the extent available at commercially reasonable prices. We believe that these perpetual easements, long-term leases, and other property interests will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2023, approximately 71% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 36 years. As of December 31, 2023, approximately 10.3% of our tower structures had ground leases or other property interests maturing in the next 10 years.

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

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that the continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as high-definition streaming, banking, gaming, social networking, enhanced web browsing, and machine-to-machine applications. According to a report published by Ericsson in November 2023, global total mobile data traffic was estimated to reach around 130 exabytes per month by the end of 2023 and is projected to grow by a factor of 3x to reach 403 exabytes per month in 2029.

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

Our Businesses

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into (1) individual tenant site leases with us, each of which relates to the lease or use of space at an individual site or (2) master lease agreements with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a master lease agreement is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our site leasing business generates substantially all of our total segment operating profit, representing 96.2% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2023, we owned 17,487 sites in the United States and its territories. For the year ended December 31, 2023, we generated 73.4% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from T-Mobile, AT&T Wireless, Verizon Wireless, and DISH Wireless. In the United States, our tenant leases are generally for an initial term of five years to ten years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific annual rent escalators, including renewal option periods. Our ground leases and other property interests in the United States are generally for an initial term of five years or more with multiple renewal periods, which are at our option, and provide for specific annual rent escalators. As of December 31, 2023, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2023.

International Site Leasing

We currently own and operate towers in 14 international markets throughout South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of December 31, 2023, we owned 22,131 sites in our international markets, of which approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 5% of our total towers. Our operations in our international markets are primarily in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues from all the major carriers in each of the 14 countries in which we operate. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, and fuel.

In our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

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

Customers

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2023	2022	2021

T-Mobile	32.5%	36.4%	36.2%
AT&T Wireless	19.5%	19.6%	22.2%
Verizon Wireless	14.6%	14.5%	14.7%

In addition to the Big 4 wireless carriers (T-Mobile, AT&T Wireless, Verizon Wireless, and DISH Wireless), we have also provided services or leased space to a number of customers including:

Airtel Tanzania	Liberty Technologies	Tigo
Cellular South	MTN	TIM
Claro	Oi S.A.	Telefonica
Digicel	SouthernLinc	U.S. Cellular
Freedom Mobile	Telkom	Vodacom

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

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) large independent tower companies including American Tower Corporation and Crown Castle International; (2) a number of regional independent tower owners; (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers; (4) owners and operators of alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, utility poles, and electric transmission towers; and (5) owners and operators of alternative wireless technology systems and architectures.

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

Human Capital

Our corporate offices are located in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. We consider our employee relations to be good. As of December 31, 2023, we had 1,787 employees of which 644 were based outside of the U.S. and its territories.

Talent Management. We recognize and appreciate the impact that our employees have on the success of our company, our customers, and the communities we serve. We pride ourselves in promoting an inclusive environment that celebrates and encourages all forms of diversity. We also value all those who serve our country and are proud to support military veterans and their families as they transition out of the military. As of December 31, 2023, women represented 41% of our global workforce and 43% of our U.S. employees identified as a racial or ethnic minority.

We recognize the value of attracting, developing, engaging, and retaining our talent. We invest in our employees’ professional growth and development by providing resources and opportunities to develop their skills and expand their expertise. We see diversity of thought and experiences as critical factors to the long-term success of SBA. As such, we are committed to building a pipeline of future business leaders by strategically recruiting and retaining talent reflective of the communities and markets we serve.

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

Health and Safety. At SBA, providing a safe and healthy work environment for the protection of our employees is paramount. The safety of our tower climbers has been a key focus of the company since its founding. In 2013, we opened our internal training facility "Tower U" which provides a rigorous multi-day safety certification program that is required for our employed tower climbers. We are proud that our average lost-day incident rate in the U.S. (days away from work due to workplace incidents) for 2023 was below the 2022 Bureau of Labor benchmark.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 73.4% of our total site leasing revenue for the year ended December 31, 2023, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations antennas operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site, compliance with the National Environmental Policy Act (“NEPA”), compliance with the National Historic Preservation Act (“NHPA”), compliance with the Endangered Species Act (“ESA”), and may require notification to the FAA and registration with the FCC.

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

Environmental Regulation. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal injury or property damage. We are also subject to certain environmental laws that govern tower placement and may require pre-construction environmental studies. Our screening for environmental impacts includes evaluation of those of our tower site locations (1) that might be located in a wilderness area or a wildlife preserve, (2) that might affect threatened and endangered species or their habitat (ESA), (3) that might affect properties included in, or eligible for inclusion, in the National Register of Historic Places (NRHP) or Indian religious and cultural sites, (4) that might affect World Heritage areas and IUCN Category I-IV protected areas, (5) that will be located in a floodplain and where facility equipment will not be placed at least one foot above the base flood elevation of the floodplain, (6) whose construction will involve significant changes in surface features (e.g., in wetlands, water diversions, considerable ground disturbance, deforestation), (7) that might affect migratory birds if the towers are over 450 feet, (8) that involve high-intensity lighting in a residential area or would cause RF radiation over FCC-established limits, and (9) that would involve similar considerations under the laws or best practices of our international markets. When a tower site is impacted by any of the listed categories, we promptly complete an environmental assessment and obtain approval from the appropriate regulatory agency, which may include steps to mitigate the impact of construction or operation of the site. Our regional site managers regularly inspect our tower sites and report on any environmental or compliance issues. This ensures we minimize our environmental impact and remain compliant during the operational life of our assets.

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

Historically, the three largest domestic wireless service providers, T-Mobile, AT&T Wireless, and Verizon Wireless, have grown through acquisitions of other wireless service providers. As a result, the combined companies have rationalized duplicative parts of their networks, or networks have been discontinued. During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal (“churn”) of certain leases as a result of this merger. We currently expect that this churn will represent an aggregate of between $125.0 million and $150.0 million of cash site leasing revenue from 2024 through 2028. The aggregate churn estimate includes both overlapping and adjacent Sprint leases. We do not expect the annual churn to be uniform over this period as the timing of the churn will depend on termination rights as well as the needs of the carrier.

Internationally, Oi S.A. (“Oi”) in Brazil and some of our wireless service providers in Central America have recently used consolidation to address financial or other competitive pressures. For example, in Brazil, Oi’s restructuring, which was substantially completed in December 2022, resulted in the sale of all of Oi’s wireless assets to the three other telecommunications providers in Brazil: Telefonica, Claro, and TIM. We currently expect this sale to result in churn of between $13.0 million and $23.0 million (including churn on our acquired sites from Grupo TorreSur (“GTS”)). The range excludes the impact of $10.0 million in churn related to TIM experienced in 2023. While our leases with Oi have an average of five years remaining on the current term, we expect that churn associated with these leases could occur sooner than the current term end dates depending upon negotiations with each of the carriers.

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

We derive a significant portion of our revenue from a small number of customers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures or operating expenses on the networks, or the loss, as a result of bankruptcy, merger with other customers of ours or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth. Our growth projections are based on our beliefs regarding future revenue from these customers, and such projections could be adversely affected by the loss, consolidation or financial instability of these customers.

We derive revenue through numerous site leasing and site development contracts. In the United States and our international markets, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space on our sites and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected. For example, in 2023 Oi entered into its second judicial recovery process related to Oi’s wireline business due to financial difficulties. Oi’s wireline business and their concession rights from the Federal Republic of Brazil to the land underneath 2,113 of our towers continue to be subject to the judicial recovery process. We currently have approximately $24 million in annual revenue from Oi’s wireline business, which is principally contractually committed through 2048. It is unclear the extent to which the judicial recovery process may affect the amount, term or timing of the remaining Oi wireline revenue or our rights to the land underlying the affected towers. In addition, many of our tenants in our international markets are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness.

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

While the U.S. wireless service provider market has recently reduced to three nationwide wireless service providers, AT&T Wireless, T-Mobile, and Verizon Wireless, we and most of the industry anticipate that the number of nationwide wireless service providers will increase to four again once DISH Wireless successfully builds out its nationwide network. If DISH Wireless is unable to successfully build-out its wireless network or is unable to successfully compete for customers once its network is built out, then our dependence on the three U.S. wireless service providers for our financial and operational growth will be exacerbated. Additionally, as a result of the Oi restructuring discussed above, our operations in Brazil are significantly dependent on three wireless service providers.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2023	2022	2021

T-Mobile	32.5%	36.4%	36.2%
AT&T Wireless	19.5%	19.6%	22.2%
Verizon Wireless	14.6%	14.5%	14.7%

We also have customer concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2023	2022	2021

T-Mobile	40.2%	40.6%	40.2%
AT&T Wireless	28.6%	29.0%	30.5%
Verizon Wireless	19.7%	20.1%	19.8%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2023 (1)	2022 (1)	2021

Telefonica	22.5%	20.7%	16.3%
Claro	20.2%	19.0%	13.7%
TIM	15.7%	17.3%	7.2%
Oi S.A.	3.5%	3.9%	28.3%

(1)Amounts reflect the sale of Oi’s wireless assets to Telefonica, Claro, and TIM.

	For the year ended December 31,
Percentage of Site Development Revenue	2023	2022	2021

T-Mobile	71.5%	80.1%	78.2%
Verizon Wireless	16.8%	7.8%	3.3%

If our wireless service provider customers are unable to access sufficient capital, or unwilling based on the economic cost of such capital or other reasons, to invest in their infrastructure or spectrum, it could reduce our ability to meet our growth expectations.

Each wireless service provider must have substantial capital resources and capabilities to deploy new spectrum in their wireless networks, including licenses for spectrum. Increasing interest rates have impacted, and are expected to continue to impact, the ability and willingness of wireless service providers to incur capital expenditures at historic levels to expand their networks, which would adversely affect our future revenue growth rates. For example, certain providers have said they expect to decrease capital expenditures in 2024. Higher interest rates increase the economic cost of available capital and may make it less favorable for wireless service providers to obtain capital for investment. If some or all of our wireless service provider customers, or potential customers, are unable to access sufficient capital, or unwilling based on the economic cost of such capital, to invest in the expansion of their networks, it could adversely affect our revenue growth. Wireless capital expenditures may also be adversely impacted by service provider decisions on debt levels, dividends, free cash flow goals, and a variety of other factors.

Our variable rate indebtedness and refinancing obligations subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility and the Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the SOFR rate. As of December 31, 2023, this indebtedness represented approximately $2.4 billion, or 19.8% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including SOFR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to inflationary pressures on the U.S. economy and governmental action to combat inflation, interest rates have risen significantly in the past two years, and interest rates may increase in the future, which will likely increase our interest expense on our variable rate indebtedness and decrease our net income. In addition, increasing interest rates may result in higher interest expense on our current fixed rate indebtedness upon a refinancing.

Although we have used interest rate swaps to mitigate our interest rate risk from time to time, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument. Throughout 2023, we had interest rate swaps on a portion of our 2018 Term Loan that fixed $1.95 billion in notional value receiving interest at (i) one month LIBOR plus 175 basis points and paying an all-in fixed rate of 1.874% per annum through July 31, 2023 and (ii) one month Term SOFR plus 185 basis points (inclusive of a credit spread adjustment (“CSA”) of 0.10%) and paying an all-in fixed rate of 1.900% per annum from August 1, 2023 through March 31, 2025. On January 25, 2024, we issued a new $2.3 billion, seven-year, senior secured Term Loan B (“2024 Term Loan”) which replaced the 2018 Term Loan. Including the impact of the interest rate swap, the 2024 Term Loan receives interest at one month Term SOFR plus 200 basis points and pays an all-in fixed rate of 2.050% per annum from January 25, 2024 through March 31, 2025. On November 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022

	(in thousands)
Total principal amount of indebtedness	$12,388,000	$12,952,000
Shareholders' deficit	$(5,170,882)	$(5,276,315)

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

Our industry is highly competitive, and our wireless service provider customers sometimes have alternatives for leasing antenna space. We believe that tower location and capacity, quality of service, density within a geographic market, and price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressure for tenants on towers from our competitors have and may in the future result in us entering into master lease agreements that may impact certain terms of existing or future individual site lease agreements. Terms that may be impacted include pricing discounts, term concessions, and equipment rights. Competition for tenants, whether or not resulting in master lease agreements, may materially and adversely affect our lease rates or lead to non-renewal of existing leases. Furthermore, pricing pressures could lead to more prevalent network sharing, both domestically and internationally, which could reduce the demand for our tower space or lead to non-renewals of existing leases. In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

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

We expect a significant portion of our future revenue growth will result from investments in the deployment of new or fallow spectrum by our wireless service provider customers, including the build-out by DISH Wireless of a fourth nationwide network in the U.S. Wireless service providers typically invest in their networks in response to consumer demand for additional or higher quality service. Potential periods of economic downturn or decreases in discretionary income may also reduce consumer spending on, and demand for additional or higher quality wireless services. If consumers significantly reduce their use of wireless services or fail to widely adopt and use new wireless technologies and their products and applications, our wireless service provider customers could experience a reduction in the rate of growth of or a decrease in demand for their services and therefore reduce the amount they invest in their network. In addition, a slowdown may increase competition in the tower industry which may in turn increase our exposure to the risks described herein.

Increasing competition may negatively impact our ability to grow our communication site portfolio long term.

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers, and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these tower transactions available, and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and acquiring such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors and financial sponsors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect, or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon our wireless customers’ needs and the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect, or we may not be able to add as many towers as planned in 2024. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political, and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The site leasing revenues generated by our international operations were approximately 24.7% of our total revenues during the year ended December 31, 2023, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will be subject to risks associated with doing business internationally, including:

•laws and regulations that dictate how we operate our towers and conduct business and which may be uncertain, be inconsistent or adversely change, including those relating to zoning, construction, maintenance and environmental matters, and laws related to ownership of real property;

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

•our ability to negotiate, and enforce, leases or other contracts on similar terms as that of our U.S. operations;

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

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. As of December 31, 2023, approximately 15.2% of our tenant leases in our international markets include fixed escalators.

Currency fluctuations may negatively affect our results of operations.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2023, approximately 26.6% of our total site leasing revenue was generated by our international operations, of which 23.3% was generated in non-U.S. dollar currencies, including 15.6% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and strengthened 3.2% when comparing the average rate for the years ended December 31, 2023 and 2022. This fluctuation has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast, and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our foreign subsidiaries to borrow in U.S. Dollars. As of December 31, 2023 and 2022, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with our foreign subsidiaries was $1.3 billion and $1.5 billion, respectively. In accordance with Accounting Standards Codification (“ASC”) 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real, South African Rand, or the Tanzanian Shilling, our results of operations would be adversely affected. For the years ended December 31, 2023 and 2022, we recorded a $52.4 million gain and a $12.9 million gain, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. For the year ended December 31, 2023, we funded $4.2 million and repaid $223.4 million under our intercompany loan agreements. Subsequent to year end, we repaid an additional $15.0 million under our intercompany loan agreements.

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

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer's business model may reduce the demand for our wireless infrastructure. Also, as customers deploy increased capital to develop and implement new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure, or may result in the decommissioning of equipment on certain sites because portions of the customers' networks may become redundant. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. The majority of our tower portfolio comprises traditional macro sites and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. For example, our wireless service provider customers have engaged in increased use of network sharing, roaming, or resale arrangements, resulting in reduced capital spending or a decision to sell or not renew their spectrum licenses or concessions. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer's business model may negatively impact our revenues or otherwise have a material adverse effect on our business and results of operations. Any such event may have a disproportionate impact on our business compared to our competitors, whose portfolios may be more technologically and architecturally diversified than ours. In addition, while we are exploring and investing in ancillary services and emerging technologies, including our mobile edge computing initiative and private networks, those investments may not prove to be profitable.

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

Our real property interests relating to the land under our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their property interests to third parties, including property interest aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States.

For example, the land underneath 3,868 towers subject to non-terminable leases in Brazil is currently subject to concessions from the Federal Republic of Brazil. Brazil adopted a new telecommunications law in 2021 that provides that these concessions may be converted into perpetual authorizations at the end of their terms and that provides a seller and/or the Brazilian government rights to sell the land underlying these assets. The amount, if any, that would be required to be paid to convert these concessions into authorizations and/or that we would be required to pay to purchase such interests has not yet been determined. At the end of the concession terms, in the event our customers have not opted to convert their concessions into authorizations, the Brazilian government may terminate the concessions and take possession of the land and the tower on such land. If the concessions are not renewed and we are unable to purchase the land, then our site leasing revenue from co-located tenants would terminate prior to the end of such leases. Of these 3,868 towers, 2,113 towers are located on land that is subject to a concession with Oi from the Federal Republic of Brazil with respect to which we have negotiated a right of first refusal. As discussed above, in 2023 Oi entered into its second judicial recovery process related to its wireline business due to financial difficulties and their concession rights to the land underneath 2,113 of our towers continues to be subject to the recovery process. It is unclear the extent to which the recovery process may affect our rights to the land underlying the affected towers. For the year ended December 31, 2023, we generated approximately 14.7% of our total international site leasing revenue from these 3,868 towers.

As of December 31, 2023, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 36 years, and approximately 10.3% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

We may not be able to fully recognize the anticipated benefits of towers that we acquire.

A key element of our growth strategy is to increase our tower portfolio through acquisitions. We are subject to a number of risks and uncertainties as a result of those acquisition activities. These activities may fail to achieve the benefits we expected from the acquisition, or the acquired assets may not meet our internal guidelines for current and future returns, particularly if we are required to place greater reliance on the financial and operational representations and warranties of the sellers in individually material acquisitions. The impact of these risks is further enhanced in acquisitions of towers in international markets, where it may be more difficult to verify all relevant information with respect to the assets being acquired. These risks could adversely affect our revenues and results of operations.

In addition, acquisitions which would be material in the aggregate may exacerbate the risks inherent with our growth strategy, such as (1) an adverse financial impact if the acquired towers do not achieve the projected financial results, (2) the impact of unanticipated costs associated with such acquisitions on our results of operations, (3) increased demands on our cash resources that may impact our ability to explore other opportunities, (4) undisclosed and assumed liabilities that we may be unable to recover, (5) an adverse impact on our existing customer relationships, (6) additional expenses and exposure to new regulatory, political, and economic risks, and (7) diversion of managerial attention.

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

The Senior Credit Agreement, as amended, requires SBA Senior Finance II LLC (“SBA Senior Finance II”) to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter and (2) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter.

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities and any amounts that we may borrow under the Senior Credit Agreement. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our 2020 Senior Notes and 2021 Senior Notes and funds to be utilized for stock repurchases and dividend payments, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

The loss of the services of key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. Effective December 31, 2023, Jeffrey A. Stoops retired from his position as President and Chief Executive Officer, and Brendan T. Cavanagh assumed the position of Chief Executive Officer. Marc Montagner assumed the position of Executive Vice President and Chief Financial Officer, which was previously held by Mr. Cavanagh. Additionally, Jason Silberstein, our Executive Vice President, Site Leasing, will retire effective August 1, 2024. In connection with the transition of these senior executive officers, there is a risk that our new executives may not have the same level of institutional knowledge or industry relationships as their predecessors or that we may not be able to retain these executives long-term. If any of our key personnel were to leave or retire, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

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

Tower owners may have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting, and lighting. Tower owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television broadcast stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including NEPA, NHPA, and ESA. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth. Local regulations, including municipal or local ordinances, zoning restrictions, and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. In our international operations, the impact of zoning, permitting, and related regulations and restrictive covenants on our new builds, co-locations, and operations could be exacerbated as some of these markets may lack established permitting processes for towers, have inconsistencies between national and local regulations, and have other barriers to timely construction and permitting of towers. As a result, tower construction in some of our international markets may be delayed or halted or our acquired towers may not perform as anticipated. These factors could have a material adverse effect on our future growth and operations.

Cybersecurity breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft, and exploiting potentially vulnerable services, such as virtual private networks and collaboration platforms as a result of remote working), errors, catastrophic events such as natural disasters, and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including data centers and our mobile edge computing initiative, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results.

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

Our towers are subject to physical climate-related risks and natural disasters (including as a result of any potential effects of climate change) such as tornadoes, fires, hurricanes, floods, and earthquakes or may collapse for any number of reasons, including structural deficiencies. In addition, we have energy sources on some of our tower sites, and any unforeseen incident may cause damage to surrounding property. We maintain insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but these insurance policies are subject to loss limits, deductibles, and retentions. We also maintain third party liability insurance, subject to loss limits, deductibles, and retentions, to protect us in the event of an accident involving a tower. An incident involving our towers or tower sites for which we are uninsured or underinsured, or damage to a significant number of our towers or surrounding property, could require us to incur significant expenditures and may have a material adverse effect on our operations or financial condition and may harm our reputation.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local, and foreign environmental and occupational safety and health laws and regulations (including climate-related laws and regulations), including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee, or operator of numerous tower structures, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials without regard to whether we, as the owner, lessee, or operator, knew of or were responsible for the contamination. We may be subject to potentially significant fines, penalties, or taxes if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition, and results of operations.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs generated prior to the 2018 tax year can be carried forward and used for up to 20 years, and all of our NOLs will remain subject to examination until three years after our NOLs are used or expire. NOLs generated starting in the 2018 tax year can be carried forward indefinitely but are subject to the 80% utilization limitation. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state, and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax benefits, including from our use of NOLs or other tax attributes, are challenged successfully by a taxing authority, we may be required to pay additional taxes or penalties, or make additional distributions, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to income tax and other taxes in the geographic areas where we hold assets or operate, and we periodically receive notifications of audits, assessments, or other actions by taxing authorities. In certain jurisdictions, taxing authorities may issue notices and assessments that may not be reflective of the actual tax liability for which we will ultimately be liable.

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. We disagree with the assessment and have filed an appeal with the higher appellate taxing authorities. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our results of operations or cash flows in any one period. As of December 31, 2023, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $97.8 million. This range excludes penalties and interest, which as of such date would have been $104.6 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management & Strategy

A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein. We have a comprehensive, cross-functional approach to cybersecurity risk management, driven by our information security management systems and propelled by industry-leading expertise from both our internal information technology security team and top-tier third-party consultants and firms that we engage. Our cyber risk management process is supported by both management and our Board of Directors.

Our cybersecurity risk management strategies represent an integral component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are fully integrated into our ERM program and based on the recognized National Institute of Standards and Technology (NIST) Cybersecurity Framework. We continuously seek to adopt market-leading standards and procedures to protect our tower infrastructure, data, and carrier and consumer information. Key elements of our cybersecurity risk management strategy include:

(1)System Monitoring and Testing. We work collaboratively with third-party industry experts and consultants to conduct regular vulnerability assessments and penetration testing from both outside and within our system networks. Our information security team utilizes endpoint software together with technology platforms and applications designed to enable it to monitor user and network behavior and origination points in real time both at our corporate headquarters as well as any of our sites globally. In addition, we conduct quarterly phishing campaign simulations which include notification of the respective Executive Vice President in the event of a failure by an employee in their department.

(2)Threat Identification & Response. Our internal information security team works collaboratively with our external industry consultants to identify threats utilizing analytics and metrics, which are aligned with the MITRE ATT&CK (Adversarial Tactics, Techniques, and Common Knowledge) Framework, and mitigate attacks across various layers of our enterprise systems. We leverage the core functions of the NIST Cybersecurity Framework (Identify, Protect, Detect, Respond, and Recover) to constantly work toward identifying opportunities for further improvement and development of our risk mitigation strategies. We also build upon the principles of the ISO 27001 standard and have achieved ISO 27001:2013 certification for one of our data centers. As part of our response preparedness, our executive management team participates in comprehensive tabletop exercises annually simulating cybersecurity breaches or other incidents which simulate identifying, responding and reporting of such an incident in accordance with our risk management programs.

(3)Defense Procedures & Preparedness. We have established and maintain a data incident response and a business continuity management plan to timely, consistently, and appropriately address cyber threats that may occur despite our safeguards. The response plan is global in scope and covers the major phases of the incident response process, including preparation, detection and analysis, containment and investigation, notification (which may include timely notice to our Board if deemed material or appropriate), eradication and recovery, and incident closure and post-incident analysis. Our response plan is reviewed annually, regularly tested, and updated based on developments in the industry. Our business continuity management system includes targets and objectives, impact analyses and risk assessments, exercise and testing, training and awareness, documentation and standards for data centers and servers.

(4)Outside Consultants & Industry Experts. In addition to the broad capabilities of our internal information security team, we also engage various outside consultants, including contractors, security firms, auditors, and other third-party subject matter experts, to among other things, conduct regular testing of our networks and systems to identify vulnerabilities through penetration testing, while also measuring and advising on potential improvements to our cybersecurity programs. We are also members of recognized global industry organizations such as the Information Systems Audit and Control Association (ISACA), International Information System Security Certification Consortium (ISC), and International Association of Privacy Professionals (IAPP).

(5)Third-Party Risk Assessments. We maintain a comprehensive risk-based approach to identifying and overseeing potential cybersecurity risks presented by third parties, including our vendors and service providers. We have a dedicated information technology vendor management team that reports to our Chief Information Officer (“CIO”). We conduct initial and regular cybersecurity assessments of third-party vendors that we engage with in our operations and their information security policies and systems in order to identify, evaluate, and address potential vulnerabilities.

(6)Team Member Education & Awareness. We remain dedicated to fostering an internal culture of cybersecurity, where all of our team members are trained to identify, respond, and report potential cybersecurity threats that may arise. New hires are required to participate in cybersecurity onboarding training, and current employees are responsible for completing mandatory cybersecurity training annually and phishing awareness training quarterly. Our leadership team participates in advanced, targeted cybersecurity training and exercises to ensure additional security.

As part of our cybersecurity risk management strategy, each cyber threat is evaluated for materiality and escalated based upon evaluation of the potential severity and risk impact on our operations. We have not experienced a material cybersecurity breach in the past three years. As such, we have not incurred any material expenses from cybersecurity breaches or any expenses from penalties or settlements related to a cybersecurity breach during that time. For more information regarding cybersecurity-related risks that could materially affect our business strategies, results of operations, or financial condition, please see Item 1A in this Form 10-K under the headings “Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.”

Governance & Personnel

Our Board believes a robust cybersecurity strategy is vital to protect our business, customers, and assets. The Board has delegated to the Audit Committee responsibility for oversight and review of our cybersecurity and other information technology and data privacy risk management program, controls, strategies, and procedures. The Audit Committee periodically evaluates our cybersecurity strategies to ensure effectiveness and, if appropriate, includes a review from third-party experts. In addition, our Board also may review and assess cybersecurity risks as part of its responsibilities for general risk oversight.

Our CIO reports to the Audit Committee at every regularly scheduled meeting (or more frequently, as needed) to discuss cybersecurity risk exposure and risk management strategy. Our CIO has over 25 years of experience in the information technology and security industry with global organizations. Our executive leadership team, which includes our CIO, reviews and manages implementation of our cybersecurity strategy and programs through regularly scheduled meetings.

Our information security team, led by our CIO and Senior Director, IT Security and Compliance, has over 75 years of collective cybersecurity experience and maintain numerous active industry-recognized cyber certifications, such as Certified Information Security Manager (CISM), Certified Information Systems Security Professional (CISSP), and Certified Information Systems Auditor (CISA). Our information security team undertakes a variety of measures in the daily monitoring and management of cybersecurity risks across our business. For example, the information security team monitors our technology infrastructure with tools designed to detect suspicious behavior and decrypt VPN traffic on our systems globally. The information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. Some of these third-party monitoring functions continue throughout the year while other third-party security experts are periodically retained to audit specific areas of our cybersecurity program. In addition, our information security team works with our internal audit function to monitor reporting and escalation of cybersecurity incident reports from across our business.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, right-of-use, and other similar interests. As of December 31, 2023, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 36 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2023, we had an average of 1.9 tenants per tower.

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

As of February 15, 2024, there were 283 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2023, $382.3 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2023:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2023 - 10/31/2023	63,690	$198.84	63,690	$404,726,973
11/1/2023 - 11/30/2023	—	$—	—	$404,726,973
12/1/2023 - 12/31/2023	—	$—	—	$404,726,973
Total	63,690	$198.84	63,690	$404,726,973

(1)On October 28, 2021, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.0 billion of our outstanding Class A common stock (the “Repurchase Plan”). As of December 31, 2023, the Company had $404.7 million of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the year ended December 31, 2023. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2023, we owned 39,618 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of December 31, 2023, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2023. In addition, as of December 31, 2023, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues from all the major carriers in each of the 15 countries in which we operate. Our tenant leases are either (1) individual tenant site leases by tower site or (2) governed by master lease agreements which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a master lease agreement is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of December 31, 2023, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, South Africa, and the Philippines, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

	For the year ended
Segment operating profit as a percentage of	December 31,

total operating profit	2023	2022	2021

Domestic site leasing	75.2%	77.0%	80.7%
International site leasing	22.2%	19.2%	16.7%
Total site leasing	97.4%	96.2%	97.4%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to a lease that is non-renewed, cancelled, or discounted prior to the end of its term) other than in connection with customer consolidation or cessations of specific technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion, and network coverage requirements.

During 2024, we expect organic site leasing revenue in both our domestic and international segments to increase over 2023 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal of certain leases as a result of this merger. We currently expect that this churn will represent an aggregate of between $125.0 million and $150.0 million of cash site leasing revenue from 2024 through 2028. The aggregate churn estimate includes both overlapping and adjacent Sprint leases.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2023, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Our significant accounting policies are described in Note 2 of our Consolidated Financial Statements included in this annual report. There have been no material changes to our significant accounting policies during the year ended December 31, 2023. We are in the process of reviewing the remaining estimated useful lives of our towers and intangible assets and are considering, for U.S. GAAP purposes, whether we should modify our current estimates for asset lives based on our historical operating experience. We have retained an independent consultant to assist in completing this review and analysis. We currently depreciate our towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which we have historically estimated to be 15 years. Additionally, certain of our intangible assets are amortized on a similar basis to our tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. If we conclude that a revision in the estimated useful lives of our towers and intangible assets is appropriate based on our review and analysis, we will account for any changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, we expect that our estimated asset lives may be extended, which would result in prospective (i) decreases in depreciation and amortization and (ii) increases in the right of use asset and operating lease liability, and such changes could be material to future depreciation and amortization and our consolidated results of operations. We expect to conclude our analysis in the first quarter of 2024.

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years to fifteen years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 93% of our total revenue for the year ended December 31, 2023.

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

The site development segment represents approximately 7% of our total revenues for the year ended December 31, 2023. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance for the years ended December 31, 2023 and 2022 was $182.7 million and $184.4 million, respectively, of which $32.3 million and $59.6 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

Lease Accounting

ASU No. 2016-02, Leases (“Topic 842”) requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. We have elected not to separate nonlease components from the associated lease component for all underlying classes of assets. In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. To determine the lease term, we consider all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life and the respective lease terms of our tenants under the existing lease arrangements on such site. For the discount rate, we use the rate implicit in the lease when available to discount lease payments to present value. However, our ground leases and other property interests generally do not provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount lease payments based on the lease term and lease currency. We use publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Refer to Note 2 in our Consolidated Financial Statements included in this annual report for further discussion on lease accounting.

Reference Rate Reform

On June 21, 2023, we amended our interest rate swap to change from LIBOR as an interest rate benchmark to the replacement benchmark of Term SOFR effective on August 1, 2023. We have elected the optional expedient which allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship, allowing us to continue applying hedge accounting to our cash flow hedge. On July 3, 2023, we amended our 2018 Term Loan and our Revolving Credit Facility to use Term SOFR as the benchmark rate. The transition from LIBOR to Term SOFR did not have a material impact on the consolidated financial statements. Refer to “Debt Instruments and Debt Service Requirements” below for further discussion of the 2018 Term Loan, Revolving Credit Facility, and the interest rate swap.

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

Year Ended 2023 Compared to Year Ended 2022

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,846,554	$1,777,593	$—	$68,961	3.9%
International site leasing	670,381	558,982	1,978	109,421	19.6%
Site development	194,649	296,879	—	(102,230)	(34.4%)
Total	$2,711,584	$2,633,454	$1,978	$76,152	2.9%
Cost of Revenues
Domestic site leasing	$268,572	$264,149	$—	$4,423	1.7%
International site leasing	204,115	181,536	(129)	22,708	12.5%
Site development	139,935	222,965	—	(83,030)	(37.2%)
Total	$612,622	$668,650	$(129)	$(55,899)	(8.4%)
Operating Profit
Domestic site leasing	$1,577,982	$1,513,444	$—	$64,538	4.3%
International site leasing	466,266	377,446	2,107	86,713	23.0%
Site development	54,714	73,914	—	(19,200)	(26.0%)

Revenues

Domestic site leasing revenues increased $69.0 million for the year ended December 31, 2023, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments (due in part to the new MLA with AT&T) for additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 135 towers acquired and 22 towers built since January 1, 2022, partially offset by lease non-renewals.

International site leasing revenues increased $111.4 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $109.4 million. These changes were primarily due to (1) revenues from 3,301 towers acquired (including 2,632 sites from GTS in Brazil) and 779 towers built since January 1, 2022, (2) an increase in reimbursable pass-through expenses due primarily to increases in consumer price index escalators on our ground leases, and (3) organic site leasing growth from new leases, amendments, and contractual escalators, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 15.6% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $102.2 million for the year ended December 31, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $64.5 million for the year ended December 31, 2023, as compared to the prior year, primarily due to additional profit generated by (1) towers acquired and built since January 1, 2022, (2) organic site leasing growth as noted above, and (3) continued control of our site leasing cost of revenue.

International site leasing segment operating profit increased $88.8 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $86.7 million. These changes were primarily due to (1) additional profit generated by towers acquired and built since January 1, 2022 and (2) organic site leasing growth as noted above.

Site development segment operating profit decreased $19.2 million for the year ended December 31, 2023, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile and DISH Wireless, partially offset by an increase in activity from Verizon Wireless.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$121,782	$122,532	$—	$(750)	(0.6%)
International site leasing	66,619	62,911	(242)	3,950	6.3%
Total site leasing	$188,401	$185,443	$(242)	$3,200	1.7%
Site development	21,316	22,911	—	(1,595)	(7.0%)
Other	58,219	53,499	—	4,720	8.8%
Total	$267,936	$261,853	$(242)	$6,325	2.4%

Selling, general, and administrative expenses increased $6.1 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $6.3 million. These changes were primarily as a result of an increase in personnel, and other support related costs and the $3.1 million Oi reserve recorded in 2023, partially offset by a decrease in non-cash compensation expense.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$10,725	$13,280	$—	$(2,555)	(19.2%)
International site leasing	10,946	13,527	(141)	(2,440)	(18.0%)
Total	$21,671	$26,807	$(141)	$(4,995)	(18.6%)

Acquisition and new business initiatives related adjustments and expenses decreased $5.1 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses decreased $5.0 million for the year ended December 31, 2023. These changes were primarily as a result of lower new business initiative activity and a decrease in our third party acquisition and integration costs as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$138,699	$33,880	$—	$104,819	309.4%
International site leasing	28,089	9,280	466	18,343	197.7%
Total site leasing	$166,788	$43,160	$466	$123,162	285.4%
Site development	372	—	—	372	—%
Other	2,227	—	—	2,227	—%
Total	$169,387	$43,160	$466	$125,761	291.4%

Asset impairment and decommission costs increased $126.2 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $125.8 million for the year ended December 31, 2023. These changes were primarily as a result of an increase in impairment charges resulting from the planned abandonment of identified sites with minimal expectations of future economic benefit (primarily from Sprint and Oi related churn), partially offset by a $45.1 million benefit from the reassessment of the lease terms. The reassessment resulted in an overall shortening of the lease term and a reduction to the lease liability and right-of-use asset. For further information regarding our asset impairment and decommission costs, see Note 3 of our Consolidated Financial Statements included in this report.

Depreciation, Accretion, and Amortization Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$457,169	$489,072	$—	$(31,903)	(6.5%)
International site leasing	248,758	209,563	1,375	37,820	18.0%
Total site leasing	$705,927	$698,635	$1,375	$5,917	0.8%
Site development	3,704	2,521	—	1,183	46.9%
Other	6,678	6,420	—	258	4.0%
Total	$716,309	$707,576	$1,375	$7,358	1.0%

Domestic site leasing depreciation, accretion, and amortization expense decreased $31.9 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2022.

International site leasing depreciation, accretion, and amortization expense increased $39.2 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $37.8 million. These changes were primarily due to the increase in the number of towers we acquired and built since January 1, 2022, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$849,607	$854,680	$—	$(5,073)	(0.6%)
International site leasing	111,854	82,165	649	29,040	35.3%
Total site leasing	$961,461	$936,845	$649	$23,967	2.6%
Site development	29,322	48,482	—	(19,160)	(39.5%)
Other	(67,124)	(59,919)	—	(7,205)	12.0%
Total	$923,659	$925,408	$649	$(2,398)	(0.3%)

Domestic site leasing operating income decreased $5.1 million for the year ended December 31, 2023, as compared to the prior year, primarily due to an increase in asset impairment and decommission costs, partially offset by higher segment operating profit and decreases in depreciation, accretion, and amortization expense and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $29.7 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $29.0 million. These changes were primarily due to higher segment operating profit and a decrease in acquisition and new business initiatives related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, and selling, general, and administrative expenses.

Site development operating income decreased $19.2 million for the year ended December 31, 2023, as compared to the prior year, primarily due to lower segment operating profit driven by lower activity from T-Mobile and DISH Wireless and an increase in depreciation, accretion, and amortization expense, partially offset by a decrease in selling, general, and administrative expenses.

Other operating expense increased $7.2 million for the year ended December 31, 2023, as compared to the prior year, primarily due to increases in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$18,305	$10,133	$66	$8,106	80.0%
Interest expense	(400,373)	(353,784)	116	(46,705)	13.2%
Non-cash interest expense	(35,868)	(46,109)	1	10,240	(22.2%)
Amortization of deferred financing fees	(20,273)	(19,835)	—	(438)	2.2%
Loss from extinguishment of debt, net	—	(437)	—	437	(100.0%)
Other income, net	63,053	10,467	60,190	(7,604)	125.3%
Total	$(375,156)	$(399,565)	$60,373	$(35,964)	8.6%

Interest income increased $8.2 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to interest received on a loan to an unconsolidated joint venture, a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense increased $46.6 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to a higher weighted-average interest rate on our cash-interest bearing debt outstanding which remained flat year over year.

Non-cash interest expense decreased $10.2 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Other income, net includes an $81.2 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $7.6 million loss on the sale of tower assets for the year ended December 31, 2023, while the prior year period included a $20.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(51,088)	$(66,044)	$(20,520)	$35,476	(59.4%)

Provision for income taxes decreased $15.0 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $35.5 million. These changes were primarily due to a decrease in deferred domestic taxes, partially offset by an increase in foreign current and deferred taxes.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$497,415	$459,799	$40,502	$(2,886)	(0.6%)

Net income increased $37.6 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to fluctuations in foreign currency exchange rates including changes recorded on the remeasurement of the U.S. dollar denominated intercompany loans with foreign subsidiaries, decreases in provision for income taxes and non-cash interest expense and increases in operating income and interest income. This was partially offset by an increase in interest expense and a decrease in other income, net.

Year Ended 2022 Compared to Year Ended 2021

For a discussion of our 2022 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on March 1, 2023.

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

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2023	2022	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$497,415	$459,799	$40,502	$(2,886)	(0.6%)
Non-cash straight-line leasing revenue	(25,206)	(38,675)	360	13,109	(33.9%)
Non-cash straight-line ground lease expense	(686)	2,653	(81)	(3,258)	(122.8%)
Non-cash compensation	87,919	99,909	(161)	(11,829)	(11.8%)
Loss from extinguishment of debt, net	—	437	—	(437)	(100.0%)
Other income, net	(63,053)	(10,467)	(60,190)	7,604	(125.3%)
Acquisition and new business initiatives
related adjustments and expenses	21,671	26,807	(141)	(4,995)	(18.6%)
Asset impairment and decommission costs	169,387	43,160	466	125,761	291.4%
Interest income	(18,305)	(10,133)	(66)	(8,106)	80.0%
Interest expense (1)	456,514	419,728	(117)	36,903	8.8%
Depreciation, accretion, and amortization	716,309	707,576	1,375	7,358	1.0%
Provision for income taxes (2)	51,885	68,183	20,524	(36,822)	(59.5%)
Adjusted EBITDA	$1,893,850	$1,768,977	$2,471	$122,402	6.9%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for income taxes includes $0.8 million and $2.1 million of franchise taxes for the year ended 2023 and 2022, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $124.9 million for the year ended December 31, 2023, as compared to the prior year. On a constant currency basis, Adjusted EBITDA increased $122.4 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2023	2022

	(in thousands)
Cash provided by operating activities	$1,544,393	$1,285,700
Cash used in investing activities	(468,246)	(1,393,654)
Cash used in financing activities	(1,017,218)	(135,474)
Change in cash, cash equivalents, and restricted cash	58,929	(243,428)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	2,734	(2,915)
Cash, cash equivalents, and restricted cash, beginning of year	189,283	435,626
Cash, cash equivalents, and restricted cash, end of year	$250,946	$189,283

Operating Activities

Cash provided by operating activities was $1.5 billion for the year ended December 31, 2023 as compared to $1.3 billion for the year ended December 31, 2022. The increase was primarily due to an increase in cash inflows associated with working capital changes related to the timing of customer payments and increases in site leasing segment operating profit and interest income, partially offset by increases in cash interest expense, cash selling, general, and administrative expenses, and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2023	2022

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)	$(81,614)	$(489,888)
Acquisition of right-of-use assets (2)	(5,072)	(602,574)
Land buyouts and other assets (3)(4)	(43,275)	(83,630)
Construction and related costs	(98,128)	(103,461)
Augmentation and tower upgrades	(82,493)	(60,656)
Tower maintenance	(50,463)	(41,568)
General corporate	(5,614)	(8,758)
Other investing activities (5)	(101,587)	(3,119)
Net cash used in investing activities	$(468,246)	$(1,393,654)

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

(3)Excludes $17.6 million and $17.9 million spent to extend ground lease terms for the years ended December 31, 2023 and 2022, respectively.

(4)The year ended December 31, 2022 includes amounts paid related to the acquisition of a data center.

(5)The year ended December 31, 2023 includes $100.5 million of loan payments made to an unconsolidated joint venture.

Subsequent to December 31, 2023, we purchased or are under contract to purchase 281 communication sites for an aggregate consideration of $87.8 million in cash. We anticipate that these acquisitions will be consummated by the end of the third quarter of 2024.

For 2024, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $51.0 million to $61.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $320.0 million to $340.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2023	2022

	(in thousands)
Net (repayments) borrowings under Revolving Credit Facility (1)	$(540,000)	$370,000
Proceeds from issuance of Tower Securities, net of fees (1)	—	839,885
Repayment of Tower Securities (1)	—	(640,000)
Repurchase and retirement of common stock (2)	(100,010)	(431,666)
Payment of dividends on common stock	(369,960)	(306,766)
Proceeds from employee stock purchase/stock option plans, net of taxes	16,715	28,345
Other financing activities	(23,963)	4,728
Net cash used in financing activities	$(1,017,218)	$(135,474)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)As of the date of this filing, we had $404.7 million remaining under the current authorized share repurchase plan.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on March 1, 2023.

Dividend

For the year ended December 31, 2023, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023
April 30, 2023	May 26, 2023	$0.85	$92.1 million	June 21, 2023
July 30, 2023	August 24, 2023	$0.85	$92.1 million	September 20, 2023
November 1, 2023	November 16, 2023	$0.85	$91.8 million	December 14, 2023

Dividends paid in 2023 and 2022 were ordinary taxable dividends.

Subsequent to December 31, 2023, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 26, 2024	March 14, 2024	$0.98	March 28, 2024

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2023, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2023, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

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

The Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Net Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. As of December 31, 2023, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

On July 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our 2018 Term Loan and Revolving Credit Facility to replace LIBOR with Term SOFR as the benchmark interest rate and make related changes.

On January 25, 2024, we, through our wholly owned subsidiary SBA Senior Finance II, amended and restated our Senior Credit Agreement to (1) issue a new $2.3 billion Term Loan, (2) increase the total commitments under the Revolving Credit Facility from $1.5 billion to $1.75 billion, (3) extend the maturity date of the Revolving Credit Facility to January 25, 2029, and (4) amend certain other terms and conditions under the Senior Credit Agreement. The proceeds from the 2024 Term Loan were used to retire our 2018 Term Loan and to pay related fees and expenses.

On February 23, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II LLC, further increased the total commitments under the Revolving Credit Facility from $1.75 billion to $2.0 billion.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion ($2.0 billion as amended February 23, 2024) aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing through the maturity date of July 7, 2026 (January 25, 2029 as amended). Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate (or Term SOFR as amended July 3, 2023) plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated

Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	December 31, 2023 (1)	December 31, 2023 (2)

Revolving Credit Facility	6.435%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes the Revolving Credit Facility’s activity during the years ended December 31, 2023 and 2022 (in thousands):

	For the year
	ended December 31,
	2023	2022

Beginning outstanding balance	$720,000	$350,000
Borrowings	190,000	975,000
Repayments	(730,000)	(605,000)
Ending outstanding balance	$180,000	$720,000

Subsequent to December 31, 2023, we repaid $110.0 million under the Revolving Credit Facility, and as of the date of this filing, $70.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2023, the 2018 Term Loan was accruing interest at 7.210% per annum. On July 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. The amendment to Term SOFR includes a CSA of 0.10% which we include as part of interest expense. On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, retired the 2018 Term Loan using the proceeds from the issuance of the 2024 Term Loan.

Principal payments on the 2018 Term Loan were made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. We incurred financing fees of approximately $16.8 million in relation to this transaction, which were being amortized through the maturity date.

During the year ended December 31, 2023, we repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

2024 Term Loan

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or at Term SOFR plus 200 basis points (with a floor of 0%). The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire our 2018 Term Loan and to pay related fees and expenses.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million beginning on June 30, 2024. We incurred financing fees of approximately $19.5 million in relation to this transaction, which are being amortized through the maturity date.

Interest Rate Swaps

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for an all-in fixed rate of 1.874% per annum through July 31, 2023.

On June 21, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% from August 1, 2023 through January 25, 2024 (the repayment date of the 2018 Term Loan and issuance date of the 2024 Term Loan). The swap will remain in effect under the 2024 Term Loan and will swap $1.95 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025. We concluded that the amendment to the interest rate swap qualifies for the relief provided by ASU 2021-01 and ASU 2022-06 and as such, have not de-designated our cash flow hedge.

On November 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2023, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,892 tower sites owned by the Borrowers as of December 31, 2023. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

The table below sets forth the material terms of our outstanding Tower Securities as of December 31, 2023:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of December 31, 2023:

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

Debt Covenants

As of December 31, 2023, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of December 31, 2023:

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

Debt Service

As of December 31, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement for the twelve months ended December 31, 2024 based on the amounts outstanding as of December 31, 2023 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$13,431
2018 Term Loan (2)(3)	83,978
2014-2C Tower Securities	639,078
2019-1C Tower Securities	33,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months (4)	$1,019,399

(1)As of December 31, 2023, $180.0 million was outstanding under the Revolving Credit Facility. Subsequent to December 31, 2023, we repaid $110.0 million under the Revolving Credit Facility, and as of the date of this filing, $70.0 million was outstanding.

(2)Total debt service on the 2018 Term Loan includes the impact of the interest rate swaps amended on June 21, 2023, which swapped $1.95 billion of notional value accruing interest at Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% per annum from August 1, 2023 through March 31, 2025.

(3)On January 25, 2024, we repaid in full the 2018 Term Loan with proceeds from the 2024 Term Loan.

(4)Our total debt service does not include any amounts for the 2024 Term Loan. Total debt service for the twelve months ended December 31, 2024 related to the 2024 Term Loan is projected to be $78.8 million, which reflects interest from January 25, 2024 (the issuance date of the 2024 Term Loan) and three quarterly installment payments.

Inflation

The impact of inflation on our operations has not been material to date. However, the impact of rising interest rates, due to actions by the Federal Reserve to combat inflation, has impacted, and is expected to continue to impact, our growth rate and future operating results. Increasing interest rates has impacted, and is expected to continue to impact, the ability and willingness of wireless service providers to incur capital expenditures at prior levels to expand their networks, which could adversely affect our future revenue growth rates. In addition, increased interest rates may adversely affect our costs to refinance our indebtedness at maturity. In addition, persistent high rates of inflation could adversely affect our future operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America, South Africa, the Philippines, and Tanzania which have inflationary index based rent escalators.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations, fair values, and interest payments associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility (1)	$—	$—	$180,000	$—	$—	$—	$180,000	$180,000
2018 Term Loan (1)	24,000	2,244,000	—	—	—	—	2,268,000	2,273,670
2014-2C Tower Securities (2)	620,000	—	—	—	—	—	620,000	606,540
2019-1C Tower Securities (2)	—	1,165,000	—	—	—	—	1,165,000	1,115,313
2020-1C Tower Securities (2)	—	—	750,000	—	—	—	750,000	682,350
2020-2C Tower Securities (2)	—	—	—	—	600,000	—	600,000	520,530
2021-1C Tower Securities (2)	—	—	1,165,000	—	—	—	1,165,000	1,015,437
2021-2C Tower Securities (2)	—	—	—	895,000	—	—	895,000	772,125
2021-3C Tower Securities (2)	—	—	—	—	—	895,000	895,000	686,581
2022-1C Tower Securities (2)	—	—	—	—	850,000	—	850,000	850,221
2020 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,438,815
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,338,750
Total debt obligation	$644,000	$3,409,000	$2,095,000	$2,395,000	$1,450,000	$2,395,000	$12,388,000	$11,480,332

Interest payments (3)	$375,399	$280,875	$240,136	$152,759	$72,599	$69,105	$1,190,873

(1)On January 25, 2024, we repaid our 2018 Term Loan and issued a new $2.3 billion Term Loan with a maturity date of January 25, 2031 and extended the maturity date of the Revolving Credit Facility to January 25, 2029.

(2)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(3)Represents interest payments based on the 2014-2C Tower Securities interest rate of 3.869%, the 2019-1C Tower Securities interest rate of 2.836%, the 2020-1C Tower Securities interest rate of 1.884%, the 2020-2C Tower Securities interest rate of 2.328%, the 2021-1C Tower Securities interest rate of 1.631%, the 2021-2C Tower Securities interest rate of 1.840%, the 2021-3C Tower Securities interest rate of 2.593%, the 2022-1C Tower Securities interest rate of 6.599%, the 2018 Term Loan at an average interest rate of 2.645% (which includes the impact of interest rate swaps) as of December 31, 2023, the

Revolving Credit Facility at an average interest rate of 6.435% as of December 31, 2023, the 2020 Senior Notes interest rate of 3.875%, and the 2021 Senior Notes interest rate of 3.125%.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2018 Term Loan, 2024 Term Loan, and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. On August 4, 2020, and amended June 21, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at (i) one month LIBOR plus 175 basis points for an all-in fixed rate of 1.874% per annum through July 31, 2023, (ii) one month Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% per annum from August 1, 2023 through January 25, 2024, and (iii) one month Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum from January 25, 2024 through March 31, 2025. On November 3, 2023, we entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of December 31, 2023. As of December 31, 2023, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 4.8% for the year ended December 31, 2023.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Colombia, Costa Rica, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2023, approximately 21.7% of our revenues and approximately 26.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2023. The analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 0.9%, respectively, for the year ended December 31, 2023.

As of December 31, 2023, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2023 would have resulted in approximately $119.7 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2023.

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

•our expectations regarding DISH Wireless;

•our expectations regarding the consolidation of wireless service providers and the impact of such consolidation on our financial and operational results;

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

•our expectation regarding the scalability of our operations and growth of our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•our expectations regarding churn rates, including with respect to legacy Sprint leases and Oi leases;

•our expectations regarding the timing for closing of pending acquisitions;

•our election to be subject to tax as a REIT and our intent to continue to operate as a REIT;

•our beliefs regarding compliance with applicable laws and regulations, including environmental laws, and the impact of various legal proceedings;

•our plans regarding our distribution policy, and the amount and timing of, and source of funds for, any such distributions;

•our expectations regarding the use of NOLs to reduce REIT taxable income;

•our expectations regarding our capital allocation strategies, including future allocation decisions among portfolio growth, stock repurchases, and dividends, the impact of our election to be taxed as a REIT on that strategy, and our goal of increasing our Adjusted Funds From Operations per share;

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

•our expectations regarding our debt service in 2024 and our belief that our cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date hereof, unless otherwise required by law. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

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

•the health of the economies and wireless communications markets of the international jurisdictions we operate in, and the willingness of carriers to invest in their networks in such markets;

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

•our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future REIT taxable income; and

•other risks, including those described in Item 1A. – Risk Factors in this annual report and those described from time to time in our other filings with the SEC.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SBA Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boca Raton, Florida

February 28, 2024

ITEM 9B. OTHER INFORMATION

(a) Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Cavanagh Employment Agreement

On February 19, 2024, the Company entered into an amended and restated employment agreement with Brendan T. Cavanagh (the “Employment Agreement”), which reflects Mr. Cavanagh’s promotion to President and Chief Executive Officer and extends the term of his employment until December 31, 2026. The Employment Agreement increases Mr. Cavanagh’s annual base salary to $920,000 and his target bonus to 150% of his annual base salary in effect at the start of such year, each effective as of January 1, 2024. Payment of the bonus is contingent upon the achievement of performance goals established and assessed solely at the discretion of the Compensation Committee of the Company’s Board of Directors.

Pursuant to the Employment Agreement, Mr. Cavanagh is entitled to a severance payment, upon his termination without Cause or for Good Reason (each as defined in the Employment Agreement), equal to the sum of (i) an amount equal to the pro rata portion of the minimum annual bonus target for the period of service in the year in which the termination or resignation occurs, and (ii) an amount equal to the applicable multiple multiplied by the sum of (a) Mr. Cavanagh’s base salary for the year in which the termination or resignation occurs, (b) the minimum annual bonus target, and (c) the greater of (1) $33,560 and (2) the value of all medical, dental, health, life and other fringe benefit plans for the year in which the termination or resignation occurs (the “Severance Payment”). The Severance Payment is payable in a lump sum. The applicable multiple for Mr. Cavanagh will be two, in the event the termination occurs for Cause or Good Reason and three, in the event the termination occurs on or after a change in control of the Company.

Additionally, upon the occurrence of a change in control (i) the term of Mr. Cavanagh’s employment will automatically be extended for three years following the effective date of such change in control, and (ii) Mr. Cavanagh will be entitled to an amount equal to the Severance Payment. All other material terms of the Employment Agreement remain the same, including the provisions for severance benefits, change in control benefits, and the provisions for non-competition, non-interference, non-disparagement and non-disclosure provisions during his employment and for a period of twelve months after termination.

Executive Severance Plan

On October 25, 2023, the Company adopted the SBA Communications Corporation Executive Severance Plan (the “Executive Severance Plan”) in order to retain certain executives of the Company and to ensure their continued dedication to their duties, including in the event of a change in control. The Executive Severance Plan provides severance benefits to the Executive Vice Presidents of the Company, which includes Messrs. Richard M. Cane, Mark Ciarfella, Joshua Koenig, Marc Montagner, and Jason Silberstein (each, a “Participant”) whose employment is terminated by the Company for any reason or by the Participant for Good Reason (as defined in the Executive Severance Plan).

Pursuant to the Executive Severance Plan, if a Participant’s employment with the Company is terminated by the Company without Cause or if the Participant resigns for Good Reason, then a Participant is entitled to (i) an amount equal to the sum of (a) an amount equal to the pro rata portion of the target annual incentive bonus for the period of service in the year in which the termination or resignation occurs, and (b) an amount equal to the applicable multiple multiplied by the sum of (x) the Participant’s respective base salary in effect for the year of termination or resignation, and (y) the Participant’s target annual incentive bonus in effect immediately prior to the Participant’s termination of employment; and (ii) continuation of applicable medical, dental and life insurance benefits, subject to the terms of the Executive Severance Plan. The applicable multiple, with respect to the Executive Severance Plan means one, in the event the termination occurs for Cause or Good Reason and two, in the event the termination occurs on or after a change in control of the Company.

Additionally, if the Participant’s employment is terminated due to Death or Disability (as defined in the Executive Severance Plan), the Participant is entitled to receive an amount equal to the pro rata portion of the Participant’s respective target annual incentive bonus for the period of service in the year in which the Death or Disability occurs.

(b) 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed on or before April 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed on or before April 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed on or before April 30, 2024.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2023:

Equity Compensation Plan Information
As of December 31, 2023
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted-Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	1,313	(1)	$165.88	—
2020 Plan	662	(2)	11.74	2,225
Equity compensation plans not approved by
security holders	—			—
Total	1,975		$114.18	2,225

(1)Included in the number of securities in column (a) is 2,790 restricted stock units which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $166.24.

(2)Included in the number of securities in column (a) is 264,037 restricted stock units and 368,058 performance-based restricted stock units, which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $259.16.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed on or before April 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed on or before April 30, 2024.

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

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
39,618 sites	(1)	$9,388,000	(2)	(3)	(3)	$8,231,510 (4)	$(4,232,369)	Various	Various	Up to 70 years	(5)

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2023, certain assets secure debt of $9.4 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

(5)Amounts include the acquisition of the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E.

	2023	2022	2021

	(in thousands)
Gross amount at beginning	$7,993,750	$7,068,208	$5,963,048
Additions during period:
Acquisitions (1)	22,081	727,863	995,063
Construction and related costs on new builds	59,873	69,384	45,802
Augmentation and tower upgrades	82,917	60,247	32,953
Land buyouts and other assets	32,247	26,588	24,944
Tower maintenance	49,471	42,048	34,611
Other (2)	35,880	23,824	20,052
Total additions	282,469	949,954	1,153,425
Deductions during period:
Cost of real estate sold or disposed	(8,024)	(610)	(192)
Impairment (3)	(119,307)	(23,638)	(15,552)
Other (4)	82,622	(164)	(32,521)
Total deductions	(44,709)	(24,412)	(48,265)
Balance at end	$8,231,510	$7,993,750	$7,068,208

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

(3)Impairment charges for the year ended December 31, 2023 include the impact of the planned abandonment of identified sites with minimal expectations of future economic benefit (primarily from Sprint and Oi related churn).

(4)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2023	2022	2021

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(3,925,893)	$(3,644,238)	$(3,383,370)
Additions during period:
Depreciation (1)	(300,458)	(285,918)	(273,655)
Other (2)	(14,339)	(3,382)	(91)
Total additions	(314,797)	(289,300)	(273,746)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	8,070	7,505	3,638
Other (2)	251	140	9,240
Total deductions	8,321	7,645	12,878
Balance at end	$(4,232,369)	$(3,925,893)	$(3,644,238)

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
10.7D

Third Amended and Restated Credit Agreement, dated as of January 25, 2024, among SBA Senior Finance II LLC, as borrower, the banks and other financial institutions or entities party thereto and Toronto Dominion (Texas) LLC, as administrative agent.

		8-K	01/25/24
10.8A

Third Amended and Restated Guarantee and Collateral Agreement, dated as of January 25, 2024, among SBA Communications Corporation, SBA Telecommunications, LLC, SBA Senior Finance, LLC, SBA Senior Finance II LLC and certain of its subsidiaries party thereto, in favor of Toronto Dominion (Texas) LLC, as administrative agent.

		8-K	01/25/24
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

		10-K	Year ended December 31, 2016
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85F	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2022
10.85G	Second Amended and Restated Employment Agreement, dated as of February 19, 2024, between SBA Communications Corporation and Brendan T. Cavanagh.†*
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.90	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-Q	Quarter ended June 30, 2020
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
10.96	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	10-Q	Quarter ended March 31, 2020
10.97	SBA Communications Corporation Executive Severance Plan*
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97	SBA Communications Corporation Executive Officer Clawback Policy*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh Chief Executive Officer and President
Date:	February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Stoops	Chairman of the Board of Directors	February 28, 2024
Jeffrey A. Stoops

/s/ Brendan T. Cavanagh	Chief Executive Officer and President	February 28, 2024
Brendan T. Cavanagh	(Principal Executive Officer)

/s/ Marc Montagner	Chief Financial Officer and Executive Vice President	February 28, 2024
Marc Montagner	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 28, 2024
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Steven E. Bernstein	Director	February 28, 2024
Steven E. Bernstein

/s/ Mary S. Chan	Director	February 28, 2024
Mary S. Chan

/s/ Laurie Bowen	Director	February 28, 2024
Laurie Bowen

/s/ George R. Krouse Jr.	Director	February 28, 2024
George R. Krouse Jr.

/s/ Jack Langer	Director	February 28, 2024
Jack Langer

/s/ Kevin L. Beebe	Director	February 28, 2024
Kevin L. Beebe

/s/ Amy E. Wilson	Director	February 28, 2024
Amy E. Wilson

/s/ Jay L. Johnson	Director	February 28, 2024
Jay L. Johnson

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Accounting for Ground Leases
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments over the lease term. As of December 31, 2023, the Company had $2.2 billion of operating lease right-of-use assets, net, $271.8 million of current operating lease liabilities, and $1.9 billion of long-term lease liabilities. For the period ended December 31, 2023, the total operating lease right-of-use assets obtained for new operating lease liabilities were $55.3 million and adjustments associated with lease modifications and reassessments were a reduction of $86.7 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The IBR is computed on a lease-by-lease basis when the Company enters into a new lease, upon a lease modification, or upon a lease reassessment event.

Auditing the Company’s accounting for ground leases was complex because of the significant uncertainty associated with inputs into the IBR. The process to estimate the Company’s IBR includes the use of subjective inputs, considers the public credit rating of the Company, observable debt yields of the Company and the related debt’s seniority, and adjustments for leases denominated in different currencies, to determine the IBR over the remaining lease term.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated and tested the design and operating effectiveness of the Company’s internal controls related to determining the IBR used in accounting for ground leases. For example, we tested the Company’s controls over the review of the accounting policy, including the methodology and assumptions used to estimate the IBR.

To test the Company’s accounting for ground leases, our audit procedures included, among others, evaluating the methodology used to calculate the IBR, and evaluating the assumptions and underlying data used by the Company to estimate the IBR. We involved our valuation specialists to assist in the evaluation of the methodologies and assumptions applied to estimate the IBR. We compared the Company’s credit rating used in the IBR estimate to independent third-party sources and compared the Company’s existing borrowing rate for collateralized assets to observable debt yields of the Company. We also evaluated the Company’s disclosures included in Note 2 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boca Raton, Florida

February 28, 2024

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$208,547	$143,708
Restricted cash	38,129	41,959
Accounts receivable, net	182,746	184,368
Costs and estimated earnings in excess of billings on uncompleted contracts	16,252	79,549
Prepaid expenses and other current assets	38,593	33,149
Total current assets	484,267	482,733
Property and equipment, net	2,711,719	2,713,727
Intangible assets, net	2,455,597	2,776,472
Operating lease right-of-use assets, net	2,240,781	2,381,955
Acquired and other right-of-use assets, net	1,473,601	1,507,781
Other assets	812,476	722,373
Total assets	$10,178,441	$10,585,041
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$42,202	$51,427
Accrued expenses	92,622	101,484
Current maturities of long-term debt	643,145	24,000
Deferred revenue	235,668	154,553
Accrued interest	57,496	54,173
Current lease liabilities	273,464	262,365
Other current liabilities	18,662	48,762
Total current liabilities	1,363,259	696,764
Long-term liabilities:
Long-term debt, net	11,681,170	12,844,162
Long-term lease liabilities	1,865,686	2,040,628
Other long-term liabilities	404,161	248,067
Total long-term liabilities	13,951,017	15,132,857
Redeemable noncontrolling interests	35,047	31,735
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 108,050 shares and
107,997 shares issued and outstanding at December 31, 2023 and December 31, 2022,
respectively	1,080	1,080
Additional paid-in capital	2,894,060	2,795,176
Accumulated deficit	(7,450,824)	(7,482,061)
Accumulated other comprehensive loss, net	(615,198)	(590,510)
Total shareholders' deficit	(5,170,882)	(5,276,315)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,178,441	$10,585,041

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2023	2022	2021

Revenues:
Site leasing	$2,516,935	$2,336,575	$2,104,087
Site development	194,649	296,879	204,747
Total revenues	2,711,584	2,633,454	2,308,834
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	472,687	445,685	386,391
Cost of site development	139,935	222,965	159,093
Selling, general, and administrative expenses	267,936	261,853	220,029
Acquisition and new business initiatives related
adjustments and expenses	21,671	26,807	27,621
Asset impairment and decommission costs	169,387	43,160	33,044
Depreciation, accretion, and amortization	716,309	707,576	700,161
Total operating expenses	1,787,925	1,708,046	1,526,339
Operating income	923,659	925,408	782,495
Other income (expense):
Interest income	18,305	10,133	3,448
Interest expense	(400,373)	(353,784)	(352,919)
Non-cash interest expense	(35,868)	(46,109)	(47,085)
Amortization of deferred financing fees	(20,273)	(19,835)	(19,589)
Loss from extinguishment of debt, net	—	(437)	(39,502)
Other income (expense), net	63,053	10,467	(74,284)
Total other expense, net	(375,156)	(399,565)	(529,931)
Income before income taxes	548,503	525,843	252,564
Provision for income taxes	(51,088)	(66,044)	(14,940)
Net income	497,415	459,799	237,624
Net loss attributable to noncontrolling interests	4,397	1,630	—
Net income attributable to SBA Communications
Corporation	$501,812	$461,429	$237,624
Net income per common share attributable to SBA
Communications Corporation:
Basic	$4.64	$4.27	$2.17
Diluted	$4.61	$4.22	$2.14
Weighted-average number of common shares
Basic	108,204	107,957	109,328
Diluted	108,907	109,386	111,177

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2023	2022	2021

Net income	$497,415	$459,799	$237,624
Adjustments related to interest rate swaps	(68,133)	167,423	93,087
Foreign currency translation adjustments	42,546	4,172	(47,814)
Comprehensive income	471,828	631,394	282,897
Comprehensive loss attributable to noncontrolling interests	5,296	1,834	—
Comprehensive income attributable to SBA
Communications Corporation	$477,124	$633,228	$282,897

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2020	109,819	$1,098	$2,586,130	$(6,604,028)	$(807,582)	$(4,824,382)
Net income attributable to SBA
Communications Corporation	—	—	—	237,624	—	237,624
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	1,017	10	14,744	—	—	14,754
Non-cash stock compensation	—	—	85,779	—	—	85,779
Adjustments related to interest rate swaps	—	—	—	—	93,087	93,087
Repurchase and retirement of common stock	(1,880)	(19)	—	(582,559)	—	(582,578)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(47,814)	(47,814)
Dividends and dividend equivalents
on common stock	—	—	—	(254,568)	—	(254,568)
Contribution from partner for
noncontrolling interest	—	—	(2,500)	—	—	(2,500)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(2,806)	—	—	(2,806)
BALANCE, December 31, 2021	108,956	1,089	2,681,347	(7,203,531)	(762,309)	(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	461,429	—	461,429
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	341	3	28,302	—	—	28,305
Non-cash stock compensation	—	—	101,846	—	—	101,846
Adjustments related to interest rate swaps	—	—	—	—	167,423	167,423
Repurchase and retirement of common stock	(1,300)	(12)	—	(431,654)	—	(431,666)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	4,376	4,376
Dividends and dividend equivalents
on common stock	—	—	—	(308,305)	—	(308,305)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(16,319)	—	—	(16,319)
BALANCE, December 31, 2022	107,997	1,080	2,795,176	(7,482,061)	(590,510)	(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	501,812	—	501,812
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	558	5	16,710	—	—	16,715
Non-cash stock compensation	—	—	89,582	—	—	89,582
Adjustments related to interest rate swaps	—	—	—	—	(68,133)	(68,133)
Repurchase and retirement of common stock	(505)	(5)	—	(100,005)	—	(100,010)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	43,445	43,445
Dividends and dividend equivalents
on common stock	—	—	—	(370,570)	—	(370,570)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,408)	—	—	(7,408)
BALANCE, December 31, 2023	108,050	$1,080	$2,894,060	$(7,450,824)	$(615,198)	$(5,170,882)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$497,415	$459,799	$237,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	716,309	707,576	700,161
Non-cash asset impairment and decommission costs	154,947	42,807	31,790
Non-cash compensation expense	87,919	99,909	84,402
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(81,222)	(20,295)	66,285
Loss from extinguishment of debt, net	—	437	36,718
Deferred income tax expense (benefit)	4,629	32,901	(8,510)
Non-cash interest expense	35,868	46,109	47,085
Amortization of deferred financing fees	20,273	19,835	19,589
Other non-cash items reflected in the Statements of Operations	43,785	9,742	9,881
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	44,386	(81,351)	(38,237)
Prepaid expenses and other assets	(35,498)	(29,746)	(28,243)
Operating lease right-of-use assets, net	141,114	135,473	114,321
Accounts payable and accrued expenses	(66,324)	25,118	(473)
Long-term lease liabilities	(138,699)	(129,471)	(113,292)
Other liabilities	119,491	(33,143)	30,795
Net cash provided by operating activities	1,544,393	1,285,700	1,189,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(129,961)	(1,176,092)	(1,257,704)
Capital expenditures	(236,698)	(214,443)	(133,694)
Purchase of investments	(1,339,026)	(881,781)	(1,731,111)
Proceeds from sale of investments	1,338,354	878,138	1,730,477
Loan to unconsolidated joint venture	(100,494)	—	—
Other investing activities	(421)	524	(31,228)
Net cash used in investing activities	(468,246)	(1,393,654)	(1,423,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	190,000	975,000	1,935,000
Repayments under Revolving Credit Facility	(730,000)	(605,000)	(1,965,000)
Proceeds from issuance of Senior Notes, net of fees	—	—	1,485,373
Repayment of Senior Notes	—	—	(1,870,909)
Proceeds from issuance of Tower Securities, net of fees	—	839,885	2,924,005
Repayment of Tower Securities	—	(640,000)	(1,335,000)
Repurchase and retirement of common stock	(100,010)	(431,666)	(582,578)
Payment of dividends on common stock	(369,960)	(306,766)	(253,580)
Proceeds from employee stock purchase/stock option plans	44,196	38,303	86,688
Payments related to taxes on stock options and restricted stock units	(27,481)	(9,958)	(71,904)
Other financing activities	(23,963)	4,728	(12,831)
Net cash (used in) provided by financing activities	(1,017,218)	(135,474)	339,264
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,734	(2,915)	(13,082)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	61,663	(246,343)	92,818
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	189,283	435,626	342,808
End of year	$250,946	$189,283	$435,626

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$396,593	$347,659	$360,515
Income taxes	$25,581	$32,320	$25,568

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,409	$171,203	$33,315
Operating lease modifications and reassessments	$(36,539)	$48,946	$36,817
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,954	$3,860	$2,100

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

As of December 31, 2023, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, Peru, South Africa, the Philippines, and Tanzania. The Company sold all of its towers and related assets held in Argentina in the fourth quarter of 2023. Space on these towers is leased primarily to wireless service providers. As of December 31, 2023, the Company owned and operated 39,618 towers of which 17,487 are domestic and 22,131 are international, of which 12,713 are located in Brazil.

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

The Company is in the process of reviewing the remaining estimated useful lives of its towers and intangible assets and is considering, for U.S. GAAP purposes, whether it should modify its current estimates for asset lives based on its historical operating experience. The Company has retained an independent consultant to assist in completing this review and analysis. The Company currently depreciates its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which the Company has historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. If the Company concludes that a revision in the estimated useful lives of its towers and intangible assets is appropriate based on its review and analysis, the Company will account for any changes in the useful lives as a change in accounting estimate under Accounting Standards Codification (“ASC”) 250

Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, the Company expects that its estimated asset lives may be extended, which would result in prospective (i) decreases in depreciation and amortization and (ii) increases in the right of use asset and operating lease liability, and such changes could be material to future depreciation and amortization and the Company’s consolidated results of operations. The Company expects to conclude its analysis in the first quarter of 2024.

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

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments and are classified in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments consist of strategic investments in companies and are accounted for under the cost and equity method. Gross purchases and proceeds from sales of the Company’s investments are presented within Cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. During the year ended December 31, 2023 and 2022, no gain or loss was recorded related to the sale or maturity of investments.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.9 million, $0.6 million, and $0.5 million of interest cost was capitalized in 2023, 2022 and 2021, respectively.

Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the minimum lease term of the lease. For all other property and equipment, depreciation is provided using the straight-line method over the estimated useful lives.

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

The Company recognized impairment charges of $169.4 million, $43.2 million, and $33.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 93% of the Company’s total revenues for the year ended December 31, 2023. For additional information on tenant leases, refer to the Leases section below.

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

The site development segment represents approximately 7% of the Company’s total revenues for the year ended December 31, 2023. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance was $182.7 million and $184.4 million as of December 31, 2023 and 2022, respectively, of which $32.3 million and $59.6 million related to the site development segment as of December 31, 2023 and 2022, respectively. Refer to Note 15 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts for the Company’s site leasing and site development businesses:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Beginning balance	$9,166	$12,135	$15,693
Provision for doubtful accounts (1)	3,731	632	440
Write-offs	(220)	(1,793)	(1,597)
Recoveries (2)	—	(2,204)	(1,947)
Acquisitions	—	116	—
Currency translation adjustment	161	280	(454)
Ending balance	$12,838	$9,166	$12,135

(1)The year ended December 31, 2023 includes a $3.1 million reserve recorded related to Oi S.A.

(2)Amounts include annual installment payments related to the Oi S.A. reorganization. The fourth and final annual installment payment was received during the year ended December 31, 2022.

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

The Company began operating as a REIT for federal income tax purposes effective January 1, 2016. As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the IRS to be treated as a taxable REIT subsidiary (“TRS”) in conjunction with the Company's REIT election. The TRS elections permit the Company to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Code. A TRS is subject to federal and state income taxes on the income from these activities. Additionally, the Company has included in TRSs the Company’s tower operations in most foreign jurisdictions; however, the REIT holds selected tower assets in certain foreign jurisdictions. Those operations will continue to be subject to foreign taxes in the jurisdiction in which such assets and operations are located regardless of whether they are included in a TRS.

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2023. The REIT had taxable income during the year ended December 31, 2023 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2023 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. A portion of the deferred tax asset generated by the NOLs are reserved by a valuation allowance.

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

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2023 and 2022, the asset retirement obligation was $119.3 million and $79.8 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss), foreign currency adjustments, and adjustments related to interest rate swaps designated as cash flow hedges.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $52.4 million gain, a $12.9 million gain, and a $44.3 million loss, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, the Company funded $4.2 million and repaid $223.4 million under its intercompany loan agreements. As of December 31, 2023 and 2022, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.3 billion and $1.5 billion, respectively. Subsequent to year end, the Company repaid an additional $15.0 million under its intercompany loan agreements.

Acquisitions

Under ASU 2017-01, Clarifying the Definition of a Business, the Company’s acquisitions will generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805 Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or require acceleration of the amortization expense of intangible assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2023, there were no material acquisitions with purchase price allocations that were preliminary.

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

The components of the right-of-use lease liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022

	(in thousands)
Current operating lease liabilities	$271,793	$260,082
Current financing lease liabilities	1,671	2,283
Current lease liabilities	$273,464	$262,365

Long-term operating lease liabilities	$1,862,509	$2,037,496
Long-term financing lease liabilities	3,177	3,132
Long-term lease liabilities	$1,865,686	$2,040,628

Operating Leases

Ground leases. The Company enters into long-term lease contracts for land that underlies its tower structures. Ground lease agreements generally include renewal options which can be exercised exclusively at the Company’s election. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site.

Substantially all leases provide for rent rate escalations. In the United States and the Company’s international markets, ground leases and other property interests typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. Increases or decreases in lease payments that result from subsequent changes in the index or rate are accounted for as variable lease payments.

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

The components of lease cost, lease term, and discount rate as of December 31, 2023 and 2022 are as follows:

	For the year ended December 31,
	2023	2022

	(in thousands)
Amortization of acquired and other right-of-use assets	$42,312	$24,733
Interest on finance lease liabilities	211	171
Total finance lease cost	42,523	24,904
Operating lease cost	290,169	275,903
Variable lease cost	63,625	61,128
Total lease cost	$396,317	$361,935

Weighted-Average Remaining Lease Term as of 2023 and 2022:
Operating leases	12.9 years	13.7 years
Finance leases	49.3 years	51.3 years

Weighted-Average Discount Rate as of 2023 and 2022:
Operating leases	6.4%	5.7%
Finance leases	4.4%	3.5%

	For the year ended
Other information:	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$279,194	$259,788
Cash flows from finance leases	$2,522	$2,258

Tenant (Operating) Leases

The Company enters into long-term lease contracts with wireless service providers to lease antenna space on towers that it owns or operates. Each tenant lease relates to the lease or use of space at an individual site. Tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods, which are at the option of the tenant. Tenant leases typically (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators, including the renewal option periods.

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

Deferred Lease Costs

ASU 2016-02 defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, are deferred and amortized over the remaining lease term. Initial direct costs were approximately $3.2 million, $3.3 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense related to deferred initial direct costs was $2.3 million, $1.9 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, unamortized deferred initial direct costs were $8.7 million and $7.7 million, respectively, and are included in other assets on the Consolidated Balance Sheets.

Reference Rate Reform

On June 21, 2023, the Company amended its interest rate swap to change from LIBOR as an interest rate benchmark to the replacement benchmark of Term SOFR effective on August 1, 2023. The Company elected the optional expedient which allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship, allowing the Company to continue applying hedge accounting to its cash flow hedge. On July 3, 2023, the Company amended its 2018 Term Loan and its Revolving Credit Facility to use Term SOFR as the benchmark rate. The transition from LIBOR to Term SOFR did not have a material impact on the consolidated financial statements. Refer to Notes 11 and 21 for further discussion of the 2018 Term Loan, Revolving Credit Facility, and the Company’s interest rate swap.

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

Refer to Note 20 for discussion of the Company’s redeemable noncontrolling interests.

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow ("DCF") (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rates ranging from 6.5%- 8.8%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the year
	ended December 31,
	2023	2022	2021

Asset Impairment (1)	$139,466	$34,734	$24,813
Write-off of carrying value of decommissioned towers	12,015	8,095	6,349
Other (including tower and equipment decommission costs)	17,906	331	1,882
Total asset impairment and decommission costs	$169,387	$43,160	$33,044

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers. Impairment charges for the year ended December 31, 2023 includes the impact of the planned abandonment of identified sites with minimal expectations of future economic benefit (primarily from Sprint and Oi related churn), partially offset by a $45.1 million benefit from the reassessment of the lease terms. The reassessment resulted in an overall shortening of the lease term and a reduction to the lease liability and right-of-use asset.

The Company’s long-term investments were $24.5 million and $40.7 million as of December 31, 2023 and 2022, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. During the year ended December 31, 2023 and 2022, the Company recognized an impairment loss of $4.7 million and $0.9 million, respectively, associated with its investments. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2021.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of December 31, 2023 and 2022, the Company had $1.0 million and $1.3 million of short-term investments, respectively. The Company purchased and sold $1.3 billion, $0.9 billion, and $1.7 billion of short-term investments for the years ended December 31, 2023, 2022, and 2021, respectively.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 2 and Note 21.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2023	December 31, 2022	December 31, 2021	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$208,547	$143,708	$367,278	Cash and cash equivalents
Securitization escrow accounts	31,852	35,820	64,764	Restricted cash - current asset
Payment, performance bonds, and other	6,277	6,139	797	Restricted cash - current asset
Surety bonds and workers compensation	4,270	3,616	2,787	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$250,946	$189,283	$435,626

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.1 million and $6.0 million held in escrow as of December 31, 2023 and 2022, respectively, related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2023 and 2022, the Company had $42.0 million and $42.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2023 and 2022, the Company had pledged $2.4 million and $2.3 million, respectively, as collateral related to its workers’ compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Costs incurred on uncompleted contracts	$98,674	$137,736
Estimated earnings	64,589	51,287
Billings to date	(152,608)	(134,665)
	$10,655	$54,358

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,252	$79,549
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,597)	(25,191)
	$10,655	$54,358

At December 31, 2023 and 2022, the two largest customers comprised 84.6% and 96.7%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Short-term investments	$1,046	$1,331
Prepaid real estate taxes	3,522	3,333
Interest receivable	2,102	529
Prepaid taxes	9,064	10,639
Prepaid ground rent	3,712	3,867
Other current assets	19,147	13,450
Total prepaid expenses and other current assets	$38,593	$33,149

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Straight-line rent receivable	$415,100	$388,638
Interest rate swap asset (1)	104,674	182,860
Loans receivable (2)	148,104	39,922
Deferred lease costs, net	8,713	7,747
Deferred tax asset - long term	67,473	16,173
Long-term investments	24,540	40,696
Other	43,872	46,337
Total other assets	$812,476	$722,373

(1)Refer to Note 21 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023 (and as amended on August 25, 2023), the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $120.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $47.0 million of delayed draw term loans. The final maturity date of the loans is January 31, 2027. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. Interest on the loans is received monthly. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of December 31, 2023, the outstanding principal balance of the loan was $100.5 million and was accruing interest at 10.093%.

7.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2023	2022	2021
Tower acquisitions (number of towers)	91	4,790	991

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Acquisitions of towers and related intangible assets (1)(2)(3)	$81,614	$489,888	$274,752
Acquisition of right-of-use assets (2)(4)	5,072	602,574	950,536
Land buyouts and other assets (5)(6)	43,275	83,630	32,416
Total cash acquisition capital expenditures	$129,961	$1,176,092	$1,257,704

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

(5)Excludes $17.6 million, $17.9 million, and $16.3 million spent to extend ground lease terms for the years ended December 31, 2023, 2022, and 2021, respectively.

(6)The year ended December 31, 2022 includes amounts paid related to the acquisitions of a data center.

During the year ended December 31, 2023, the Company acquired 91 towers and related assets and liabilities consisting of $18.8 million of property and equipment, net, $66.6 million of intangible assets, net, $15.9 million of operating lease right-of-use assets, net, $3.7 million of acquired and other right-of-use assets, net, $13.5 million of long-term lease liabilities, $2.5 million of acquisition related holdbacks, and $2.3 million of other net liabilities assumed. In the year ended December 31, 2023, the Company concluded that for all of its acquisitions, substantially all of the value of its tower acquisition is concentrated in a group of similar identifiable assets.

During the year ended December 31, 2022, the purchase price allocation for GTS consisted of $23.8 million of property and equipment, net, $142.2 million of intangible assets, net, $48.8 million of operating lease right-of-use assets, net, $529.3 million of acquired and other right-of-use assets, net, $18.3 million of long-term lease liabilities, and $2.4 million of other net assets assumed. During the year ended December 31, 2022, in addition to the acquisition of GTS, the Company acquired 2,158 towers and related assets and liabilities consisting of $124.5 million of property and equipment, net, $209.8 million of intangible assets, net, $125.0 million of operating lease right-of-use assets, net, $38.0 million of acquired and other right-of-use assets, net, $106.6 million of long-term lease liabilities, $24.3 million of acquisition related holdbacks, and $2.2 million of other net liabilities assumed.

During the year ended December 31, 2021, in addition to the PG&E acquisition, the Company acquired 278 towers and related assets and liabilities consisting of $26.1 million of property and equipment, net, $135.8 million of intangible assets, net, $18.6 million of operating lease right-of-use assets, net, and $0.8 million of other net liabilities assumed.

Subsequent to the year ended December 31, 2023, the Company purchased or is under contract to purchase 281 communication sites for an aggregate consideration of $87.8 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the third quarter of 2024.

The maximum potential obligation related to contingent consideration for acquisitions were $17.9 million and $10.1 million as of December 31, 2023 and 2022, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Towers and related assets (1)	$5,850,608	$5,650,902
Construction-in-process (2)	105,627	77,564
Furniture, equipment, and vehicles	76,031	67,403
Land, buildings, and improvements	927,235	889,293
Total property and equipment	6,959,501	6,685,162
Less: accumulated depreciation	(4,247,782)	(3,971,435)
Property and equipment, net	$2,711,719	$2,713,727

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $272.3 million, $274.0 million, and $271.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, unpaid capital expenditures that are included in accounts payable and accrued expenses were $6.5 million and $7.5 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2023			As of December 31, 2022
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,253,563	$(3,394,009)	$1,859,554	$5,170,187	$(3,060,494)	$2,109,693
Network location intangibles	1,926,226	(1,330,183)	596,043	1,893,048	(1,226,269)	666,779
Intangible assets, net	$7,179,789	$(4,724,192)	$2,455,597	$7,063,235	$(4,286,763)	$2,776,472

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $397.0 million, $406.0 million, and $411.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2024	$365,258
2025	355,578
2026	340,520
2027	291,666
2028	228,627

10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Salaries and benefits	$25,630	$27,727
Real estate and property taxes	7,149	8,422
Unpaid capital expenditures	6,477	7,476
Acquisition related holdbacks	16,100	25,681
Other	37,266	32,178
Total accrued expenses	$92,622	$101,484

The Company’s other current liabilities are comprised of the following:

	As of	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Billings in excess of costs and estimated earnings on uncompleted contracts	$5,597	$25,191
Taxes payable	9,947	10,641
Other	3,118	12,930
Total other current liabilities	$18,662	$48,762

11.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2023			December 31, 2022
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility (1)	Jul. 7, 2026	$180,000	$180,000	$180,000	$720,000	$720,000	$720,000
2018 Term Loan (2)	Apr. 11, 2025	2,268,000	2,273,670	2,263,343	2,292,000	2,280,540	2,284,007
2014-2C Tower Securities (3)	Oct. 8, 2024	620,000	606,540	619,145	620,000	598,480	618,099
2019-1C Tower Securities (3)	Jan. 12, 2025	1,165,000	1,115,313	1,162,348	1,165,000	1,095,776	1,159,860
2020-1C Tower Securities (3)	Jan. 9, 2026	750,000	682,350	746,937	750,000	665,633	745,480
2020-2C Tower Securities (3)	Jan. 11, 2028	600,000	520,530	596,419	600,000	506,574	595,586
2021-1C Tower Securities (3)	Nov. 9, 2026	1,165,000	1,015,437	1,158,059	1,165,000	991,705	1,155,724
2021-2C Tower Securities (3)	Apr. 9, 2027	895,000	772,125	889,152	895,000	756,302	887,443
2021-3C Tower Securities (3)	Oct. 9, 2031	895,000	686,581	887,365	895,000	686,134	886,495
2022-1C Tower Securities (3)	Jan. 11, 2028	850,000	850,221	841,429	850,000	855,899	840,053
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,438,815	1,489,965	1,500,000	1,375,815	1,487,013
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,338,750	1,490,153	1,500,000	1,286,250	1,488,402
Total debt		$12,388,000	$11,480,332	$12,324,315	$12,952,000	$11,819,108	$12,868,162
Less: current maturities of long-term debt				(643,145)			(24,000)
Total long-term debt, net of current maturities				$11,681,170			$12,844,162

(1)On January 25, 2024, the Company amended its Revolving Credit Facility to extend the maturity date to January 25, 2029 as well as amend certain other terms and conditions under the Senior Credit Agreement. For further discussion of the amendments, refer to “Terms of the Senior Credit Agreement” below.

(2)On January 25, 2024, the Company repaid its 2018 Term Loan and issued a new $2.3 billion Term Loan with a maturity date of January 25, 2031. For further discussion of the amendments, refer to “Term Loan under the Senior Credit Agreement” below.

(3)The maturity date represents the anticipated repayment date for each issuance.

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2023 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2024	$644,000
2025	3,409,000
2026	2,095,000
2027	2,395,000
2028	1,450,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the year ended December 31,
	Interest	2023		2022		2021
	Rates as of	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	December 31, 2023	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	6.435%	$29,223	$—	$21,862	$—	$6,414	$—
2018 Term Loan (1)	2.645%	60,622	30,508	50,052	45,756	44,342	45,756
2013-2C Tower Securities	—	—	—	—	—	17,027	—
2014-2C Tower Securities	3.869%	24,185	—	24,185	—	24,185	—
2017-1C Tower Securities	—	—	—	—	—	9,201	—
2018-1C Tower Securities	3.448%	—	—	21,291	—	22,281	—
2019-1C Tower Securities	2.836%	33,428	—	33,428	—	33,428	—
2020-1C Tower Securities	1.884%	14,391	—	14,391	—	14,391	—
2020-2C Tower Securities	2.328%	14,159	—	14,159	—	14,159	—
2021-1C Tower Securities	1.631%	19,419	—	19,419	—	12,255	—
2021-2C Tower Securities	1.840%	16,782	—	16,782	—	2,982	—
2021-3C Tower Securities	2.593%	23,492	—	23,492	—	4,176	—
2022-1C Tower Securities	6.599%	56,375	—	5,961	—	—	—
2016 Senior Notes	—	—	—	—	—	44,092	990
2017 Senior Notes	—	—	—	—	—	2,333	—
2020 Senior Notes	3.875%	58,125	367	58,125	353	58,125	339
2021 Senior Notes	3.125%	46,875	—	46,875	—	43,229	—
Other		3,297	4,993	3,762	—	299	—
Total		$400,373	$35,868	$353,784	$46,109	$352,919	$47,085

(1)The 2018 Term Loan has a blended rate of 2.645% which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2018 Term Loan was accruing interest at 7.210% as of December 31, 2023. Refer to Note 21 for more information on the Company’s interest rate swap.

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

The Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Net Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. As of December 31, 2023, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

On July 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its 2018 Term Loan and Revolving Credit Facility to replace LIBOR with Term SOFR as the benchmark interest rate and make related changes.

On January 25, 2024, the Company, through its wholly owned subsidiary SBA Senior Finance II, amended and restated its Senior Credit Agreement to (1) issue a new $2.3 billion Term Loan, (2) increase the total commitments under its Revolving Credit Facility from $1.5 billion to $1.75 billion, (3) extend the maturity date of its Revolving Credit Facility to January 25, 2029, and (4) amend certain other terms and conditions under the Senior Credit Agreement.

On February 23, 2024 the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC, further increased the total commitments under the Revolving Credit Facility from $1.75 billion to $2.0 billion.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $1.5 billion ($2.0 billion as amended February 23, 2024) aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing through the maturity date of July 7, 2026 (January 25, 2029 as amended). Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate (or Term SOFR as amended July 3, 2023) plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	December 31, 2023 (1)	December 31, 2023 (2)

Revolving Credit Facility	6.435%	0.140%

(1)

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2022.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2022.

The table below summarizes the Company’s Revolving Credit Facility activity during the years ended December 31, 2023 and 2022 (in thousands):

	For the year
	ended December 31,
	2023	2022

Beginning outstanding balance	$720,000	$350,000
Borrowings	190,000	975,000
Repayments	(730,000)	(605,000)
Ending outstanding balance	$180,000	$720,000

Subsequent to December 31, 2023, the Company repaid $110.0 million under the Revolving Credit Facility, and as of the date of this filing, $70.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2018 Term Loan

On April 11, 2018, the Company, through its wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2018 Term Loan”) under the amended and restated Senior Credit Agreement. The 2018 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that matures on April 11, 2025. The 2018 Term Loan accrues interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor). The 2018 Term Loan was issued at 99.75% of par value. As of December 31, 2023, the 2018 Term Loan was accruing interest at 7.210% per annum. On July 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its 2018 Term Loan to replace LIBOR with Term SOFR as the benchmark interest rate. The amendment to Term SOFR includes a CSA of 0.10% which the Company includes as part of interest expense. On January 25, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, retired the 2018 Term Loan.

Principal payments on the 2018 Term Loan were made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $6.0 million. The Company incurred financing fees of approximately $16.8 million in relation to this transaction, which were being amortized through the maturity date.

During the year ended December 31, 2023, the Company repaid an aggregate of $24.0 million of principal on the 2018 Term Loan. As of December 31, 2023, the 2018 Term Loan had a principal balance of $2.3 billion.

2024 Term Loan

On January 25, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan accrues interest, at SBA Senior Finance II's election, at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or at Term SOFR plus 200 basis points (with a floor of 0%). The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire the 2018 Term Loan and to pay related fees and expenses.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million beginning on June 30, 2024. The Company incurred financing fees of approximately $19.5 million in relation to this transaction, which are being amortized through the maturity date.

Interest Rate Swaps

On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for an all-in fixed rate of 1.874% per annum through July 31, 2023.

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% per annum from August 1, 2023 through January 25, 2024 (the repayment date of the 2018 Term Loan and issuance date of the 2024 Term Loan). The swap will remain in effect under the 2024 Term Loan and will swap $1.95 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025. The Company concluded that the amendment to the interest rate swap qualifies for the relief provided by ASU 2021-01 and ASU 2022-06 and as such, did not de-designate its cash flow hedge.

On November 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2023, the Company, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of the Company’s subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,892 tower sites owned by the Borrowers as of December 31, 2023. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

The table below sets forth the material terms of the Company’s outstanding Tower Securities as of December 31, 2023:

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

(1)The Company incurred $9.0 million, $12.8 million, $8.0 million, $6.4 million, $12.9 million, $9.5 million, $9.5 million, and $10.5 million in financing fees relating to the issuances of the 2014-2C Tower Securities, 2019-1C Tower Securities, 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, 2021-3C Tower Securities, and 2022-1C Tower Securities, respectively. The financing fees are being amortized through the anticipated repayment date of the related Tower Security.

(2)Interest paid monthly.

The table below sets forth the material terms of the Company’s Tower Securities that have been repaid as of December 31, 2023:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Actual Repayment Date
2013-2C Tower Securities	Apr. 18, 2013	$575.0	3.722%	Apr. 11, 2023	Oct. 14, 2021
2017-1C Tower Securities	Apr. 17, 2017	$760.0	3.168%	Apr. 11, 2022	May 14, 2021
2018-1C Tower Securities	Mar. 9, 2018	$640.0	3.448%	Mar. 9, 2023	Dec. 15, 2022

(1)The Company incurred $11.0 million, $10.2 million, and $8.6 million in financing fees relating to the issuances of the 2013-2C Tower Securities, 2017-1C Tower Securities, and 2018-1C Tower Securities, respectively, which were being amortized through the anticipated repayment date of the related Tower Security. In addition, the Company incurred $2.0 million, $2.0 million, and $0.4 million of deferred financing fees and accrued interest related to the repayment of the 2013-2C Tower Securities, 2017-1C Tower Securities, and 2018-1C Tower Securities, respectively, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

(2)Interest was paid monthly.

Risk Retention Tower Securities

The table below sets forth the material terms of the Company’s outstanding Risk Retention Tower Securities as of December 31, 2023:

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

The table below sets forth the material terms of the Company’s Risk Retention Tower Securities that have been repaid as of December 31, 2023:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2017-1R Tower Securities	Apr. 17, 2017	$40.0	4.459%	Apr. 11, 2022	May 14, 2021
2018-2R Tower Securities	Mar. 9, 2018	$33.7	4.949%	Mar. 9, 2023	Dec. 15, 2022

(1)Interest was paid monthly.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2017-1R Tower Securities and 2018-1R Tower Securities eliminated in consolidation.

Debt Covenants

As of December 31, 2023, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

The table below sets forth the material terms of the Company’s outstanding senior notes as of December 31, 2023:

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

Each of the senior notes is subject to redemption, at the Company’s option, in whole or in part on or after the date set forth above. During the subsequent three twelve-month periods, the senior notes are redeemable, at the Company’s option, at reducing redemption prices based on the applicable interest rate coupon (as set forth in the indenture) plus accrued and unpaid interest. Subsequent to such date, the senior notes become redeemable until maturity at 100% of the principal plus accrued and unpaid interest. The Company may redeem the 2020 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 15, 2024 at 100.969% or February 15, 2025 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. The Company may redeem the 2021 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2024 at 101.563%, February 1, 2025 at 100.781%, or February 1, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

The table below sets forth the material terms of the Company’s Senior Notes that have been redeemed as of December 31, 2023:

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

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2023 and 2022, the Company did not issue any shares of Class A common stock under this registration statement. As of December 31, 2023, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 26, 2021, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities using its automatic shelf registration statement on Form S-3ASR. For the years ended December 31, 2023 and 2022, the Company did not issue any securities under this automatic shelf registration statement.

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

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a new $1.0 billion stock repurchase plan, replacing the prior plan. As of the date of this filing, the Company had $404.7 million of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the year
	ended December 31,
	2023	2022	2021

Total number of shares purchased (in millions) (1)	0.5	1.3	1.9
Average price per share (1)	$197.89	$332.00	$309.79
Total purchase price (in millions) (1)	$100.0	$431.6	$582.5

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2023, $382.3 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets that meet the Company’s return criteria, and then stock repurchases when the Company believes its stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

For the year ended December 31, 2023, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 20, 2023	March 10, 2023	$0.85	$93.9 million	March 24, 2023
April 30, 2023	May 26, 2023	$0.85	$92.1 million	June 21, 2023
July 30, 2023	August 24, 2023	$0.85	$92.1 million	September 20, 2023
November 1, 2023	November 16, 2023	$0.85	$91.8 million	December 14, 2023

Dividends paid in 2023 and 2022 were ordinary taxable dividends.

Subsequent to December 31, 2023, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 26, 2024	March 14, 2024	$0.98	March 28, 2024

13.STOCK-BASED COMPENSATION

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 2.2 million shares remain available for future issuance as of December 31, 2023), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

	For the year ended December 31,
	2023	2022
Risk free interest rate	3.96%	2.53%
Dividend yield	1.50%	0.9%
Expected volatility	30.0%	27.2%
Expected lives	4.4 years	4.3 years

There were no options granted during the year ended December 31, 2021.

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2023, 2022 and 2021 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2020	3,202	$143.01
Exercised	(1,290)	$120.90
Forfeited/canceled	(13)	$179.67
Outstanding at December 31, 2021	1,899	$157.76
Granted	10	$328.99
Exercised	(233)	$141.41
Forfeited/canceled	(3)	$179.16
Outstanding at December 31, 2022	1,673	$161.02
Granted	20	$224.24
Exercised	(339)	$132.70
Forfeited/canceled	(14)	$238.10
Outstanding at December 31, 2023	1,340	$168.32	1.8	$115,071
Exercisable at December 31, 2023	1,312	$166.49	1.6	$114,482
Unvested at December 31, 2023	28	$254.17	9.1	$589

The weighted-average per share fair value of options granted during the years ended December 31, 2023 and 2022 was $58.95 and $82.28, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2023, 2022, and 2021 was $40.0 million, $45.2 million, and $287.8 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2023, 2022, and 2021 was approximately $38.6 million, $31.6 million, and $80.3 million, respectively. The tax benefit realized for the tax deductions from option exercises under all plans was $4.9 million, $18.4 million, and $11.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $253.69 as of December 31, 2023. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$100.01 - $140.00	130	0.2	$116.19	130	$116.19
$140.01 - $180.00	496	1.2	$156.52	496	$156.52
$180.01 - $230.00	702	2.4	$183.88	682	$182.70
$230.01 - $330.00	12	7.5	$320.14	4	$300.25
	1,340			1,312

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2022	266	$35.91
Options granted	20	$58.95
Vested	(252)	$34.33
Forfeited	(6)	$40.45
Unvested as of December 31, 2023	28	$65.61

As of December 31, 2023, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $1.6 million. That cost is expected to be recognized over a weighted-average period of 4.0 years.

The total fair value of options vested during 2023, 2022, and 2021 was $8.7 million, $15.9 million, and $22.7 million, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2023:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2022	222	$280.66	429	$332.18
Granted	181	$253.11	97	$263.17
PSU adjustment (2)	—	$—	65	$302.96
Vested	(119)	$264.41	(207)	$345.08
Forfeited/canceled	(17)	$274.69	(16)	$299.23
Outstanding at December 31, 2023	267	$269.08	368	$298.46

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

Employee Stock Purchase Plan

The Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2023 and 2022, 27,280 shares and 24,754 shares, respectively, of

Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $5.6 million and $6.7 million, respectively. At December 31, 2023, 157,697 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $1.0 million, $1.2 million, and $1.1 million of non-cash compensation expense relating to the shares issued under the 2018 Purchase Plan for each of the years ended December 31, 2023, 2022, and 2021, respectively.

Non-Cash Compensation Expense

The table below reflects a breakout by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2023, 2022, and 2021, respectively:

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenues	$2,869	$2,490	$2,483
Selling, general and administrative	85,050	97,419	81,919
Total cost of non-cash compensation included
in income before provision for income taxes	$87,919	$99,909	$84,402

In addition, the Company capitalized $1.7 million, $1.9 million, and $1.4 million of non-cash compensation for the years ended December 31, 2023, 2022, and 2021, respectively, to fixed assets.

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

Income (loss) before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Domestic	$377,150	$438,116	$265,636
Foreign	171,353	87,727	(13,072)
Total	$548,503	$525,843	$252,564

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Current provision:
State	$8,099	$6,115	$543
Foreign	38,360	27,028	22,907
Total current	46,459	33,143	23,450

Deferred provision (benefit) for taxes:
Federal	8,280	(6,856)	20
State	1,431	(956)	(2,730)
Foreign	52,003	32,780	(9,516)
Change in valuation allowance	(57,085)	7,933	3,716
Total deferred	4,629	32,901	(8,510)
Total provision for income taxes	$51,088	$66,044	$14,940

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (21%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Statutory federal expense	$115,186	$110,427	$53,039
Rate and permanent differences on non-U.S. earnings (1)	31,722	20,996	9,586
State and local tax expense	9,288	5,585	(1,539)
REIT adjustment	(75,513)	(86,670)	(56,457)
Permanent differences	11,872	(3,257)	6,105
Uncertain tax positions	14,202	—	—
Property, equipment, and intangible basis differences	—	8,471	—
Other	1,416	2,559	490
Valuation allowance	(57,085)	7,933	3,716
Provision for income taxes	$51,088	$66,044	$14,940

(1)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating losses	$42,064	$46,521
Property, equipment, and intangible basis differences	25,225	13,506
Accrued liabilities	14,945	12,504
Non-cash compensation	29,576	30,501
Operating lease liability	268,107	265,710
Deferred revenue	6,348	5,656
Allowance for doubtful accounts	2,735	1,430
Currency translation	14,467	78,287
Other	14,075	10,518
Valuation allowance	(16,115)	(73,546)
Total deferred tax assets, net (1)	401,427	391,087

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(169,744)	(152,207)
Right of use asset	(254,573)	(254,368)
Straight-line rents	(19,029)	(18,659)
Deferred foreign withholding taxes	(8,322)	(9,088)
Other	(1,495)	(1,531)
Total deferred tax liabilities, net (1)	$(51,736)	$(44,766)

(1)Of these amounts, $67,473 and $119,209 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets as of December 31, 2023. As of December 31, 2022, $16,173 and $60,939 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $16.1 million and $73.5 million were being carried to offset net deferred income tax assets as of December 31, 2023 and 2022, respectively. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $57.4 million and an increase of $7.4 million, respectively. The primary reason for the reduction in the valuation allowance was the Company released the valuation allowance related to the deferred tax asset balance of the domestic TRS.

The Company has available at December 31, 2023, a federal NOL carry-forward of approximately $434.5 million. $400.3 million of these NOL carry-forwards will expire between 2026 and 2037, and $34.2 million have an indefinite carry-forward. As of December 31, 2023, $382.3 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2023, a foreign NOL carry-forward of $89.4 million and a net state operating tax loss carry-forward of approximately $262.5 million. These net operating tax loss carry-forwards began to expire in 2024.

The tax losses generated in tax years 2006 and forward remain subject to audit adjustment, and tax years 2016 and forward are open to examination by the major jurisdictions in which the Company operates.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return if applicable. As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits are $14.2 million and $0.0 million, respectively, all of which would impact the effective rate if recognized. The Company expects the unrecognized tax benefits to change over the next 12 months if the applicable statute of limitations expire and the impact could range from zero to $2.3 million. For the period ended December 31, 2023 the Company recorded penalties and interest expense related to unrecognized tax benefits of $4.5 million as interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Balance, January 1,	$—	$—	$—
Additions based on tax positions related to the current year	5,023	—	—
Additions and reductions for tax positions of prior years	9,179	—	—
Balance, December 31,	$14,202	$—	$—

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. The Company disagrees with the assessment and have filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $97.8 million. This range excludes penalties and interest, which as of such date would have been $104.6 million.

The Company removed the permanent reinvestment assertion as of December 31, 2018 for all foreign earnings of the Company’s foreign jurisdictions. The Company subsequently also removed its permanent reinvestment assertion on the investment in the Company’s Guatemala, El Salvador, and Nicaragua subsidiaries. As a result, the Company has recorded cumulative deferred foreign withholding taxes of $8.3 million at December 31, 2023. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Guatemala, El Salvador, and Nicaragua. The deferred incomes taxes related to the Guatemala, El Salvador, and Nicaragua subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in indefinitely reinvested entities is not practicable.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2023	(in thousands)
Revenues (1)	$1,846,554	$670,381	$194,649	$—	$2,711,584
Cost of revenues (2)	268,572	204,115	139,935	—	612,622
Operating profit	1,577,982	466,266	54,714	—	2,098,962
Selling, general, and administrative expenses	121,782	66,619	21,316	58,219	267,936
Acquisition and new business initiatives
related adjustments and expenses	10,725	10,946	—	—	21,671
Asset impairment and decommission costs	138,699	28,089	372	2,227	169,387
Depreciation, amortization and accretion	457,169	248,758	3,704	6,678	716,309
Operating income (loss)	849,607	111,854	29,322	(67,124)	923,659
Other expense, net (principally interest
expense and other income)				(375,156)	(375,156)
Income before income taxes					548,503
Cash capital expenditures (3)	244,366	118,972	2,573	2,702	368,613
For the year ended December 31, 2022
Revenues (1)	$1,777,593	$558,982	$296,879	$—	$2,633,454
Cost of revenues (2)	264,149	181,536	222,965	—	668,650
Operating profit	1,513,444	377,446	73,914	—	1,964,804
Selling, general, and administrative expenses	102,619	62,911	22,911	73,412	261,853
Acquisition and new business initiatives
related adjustments and expenses	13,280	13,527	—	—	26,807
Asset impairment and decommission costs	33,880	9,280	—	—	43,160
Depreciation, amortization and accretion	489,072	209,563	2,521	6,420	707,576
Operating income (loss)	874,593	82,165	48,482	(79,832)	925,408
Other expense, net (principally interest
expense and other income)				(399,565)	(399,565)
Income before income taxes					525,843
Cash capital expenditures (3)	235,787	1,148,941	4,057	5,610	1,394,395
For the year ended December 31, 2021
Revenues (1)	$1,681,372	$422,715	$204,747	$—	$2,308,834
Cost of revenues (2)	258,612	127,779	159,093	—	545,484
Operating profit	1,422,760	294,936	45,654	—	1,763,350
Selling, general, and administrative expenses	115,458	37,768	20,636	46,167	220,029
Acquisition and new business initiatives
related adjustments and expenses	14,452	13,169	—	—	27,621
Asset impairment and decommission costs	20,135	12,763	—	146	33,044
Depreciation, amortization and accretion	514,234	177,059	2,295	6,573	700,161
Operating income (loss)	758,481	54,177	22,723	(52,886)	782,495
Other expense, net (principally interest
expense and other income)				(529,931)	(529,931)
Income before income taxes					252,564
Cash capital expenditures (3)	1,249,075	135,591	2,563	6,269	1,393,498

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of December 31, 2023	$5,876,648	$3,871,164	$66,001	$364,628	$10,178,441
As of December 31, 2022	$6,308,204	$3,808,699	$158,137	$310,001	$10,585,041

(1)For the years ended December 31, 2023, 2022, and 2021, site leasing revenue in Brazil was $392.0 million, $299.5 million, and $233.5 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenues in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.4 billion and $5.9 billion as of December 31, 2023 and 2022, respectively. Total international long-lived assets were $3.4 billion and $3.5 billion as of December 31, 2023 and 2022, respectively. Total long-lived assets in Brazil were $2.1 billion and $2.0 billion as of December 31, 2023 and 2022, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	For the year ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to SBA
Communications Corporation	$501,812	$461,429	$237,624
Denominator:
Basic weighted-average shares outstanding	108,204	107,957	109,328
Dilutive impact of stock options, RSUs, and PSUs	703	1,429	1,849
Diluted weighted-average shares outstanding	108,907	109,386	111,177
Net income per common share attributable to SBA
Communications Corporation:
Basic	$4.64	$4.27	$2.17
Diluted	$4.61	$4.22	$2.14

For the years ended December 31, 2023, 2022, and 2021, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2023 are as follows (in thousands):

	Finance Leases	Operating Leases
2024	$2,259	$307,472
2025	1,900	287,208
2026	1,010	282,103
2027	285	275,342
2028	—	268,622
Thereafter	—	1,959,068
Total minimum lease payments	5,454	3,379,815
Less: amount representing interest	(606)	(1,245,513)
Present value of future payments	4,848	2,134,302
Less: current obligations	(1,671)	(271,793)
Long-term obligations	$3,177	$1,862,509

Tenant (Operating) Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2023 is as follows:

(in thousands)
2024	$2,147,798
2025	1,937,636
2026	1,646,642
2027	1,357,646
2028	1,039,529
Thereafter	2,265,719
Total	$10,394,970

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

Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one year to three years after they have been acquired. Please refer to Note 2 and Note 7.

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2023	2022	2021

T-Mobile	32.5%	36.4%	36.2%
AT&T Wireless	19.5%	19.6%	22.2%
Verizon Wireless	14.6%	14.5%	14.7%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2023	2022	2021

T-Mobile	40.2%	40.6%	40.2%
AT&T Wireless	28.6%	29.0%	30.5%
Verizon Wireless	19.7%	20.1%	19.8%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2023 (1)	2022 (1)	2021

Telefonica	22.5%	20.7%	16.3%
Claro	20.2%	19.0%	13.7%
TIM	15.7%	17.3%	7.2%
Oi S.A.	3.5%	3.9%	28.3%

(1)Amounts reflect the sale of Oi S.A.’s wireless assets to Telefonica, Claro, and TIM.

	For the year ended December 31,
Percentage of Site Development Revenue	2023	2022	2021

T-Mobile	71.5%	80.1%	78.2%
Verizon Wireless	16.8%	7.8%	3.3%

Five customers comprised 65.6% and 71.6% of total gross accounts receivable at December 31, 2023 and 2022, respectively.

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

The Company makes a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $3.4 million, $3.2 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

21.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. On August 4, 2020, the Company, through its wholly owned subsidiary, SBA Senior Finance II, terminated an existing $1.95 billion cash flow hedge on a portion of its 2018 Term Loan in exchange for a payment of $176.2 million. On the same date, the Company entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for an all-in fixed rate of 1.874% per annum through the maturity date of the 2018 Term Loan. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the LIBOR based component interest payments of its 2018 Term Loan.

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

In order to transition from LIBOR to Term SOFR as a result of Reference Rate Reform, on June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its existing interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 185 basis points (inclusive of a CSA of 0.10%) for an all-in fixed rate of 1.900% per annum from August 1, 2023 through January 25, 2024 (the repayment date of the 2018 Term Loan and issuance date of the 2024 Term Loan). The swap will remain in effect under the 2024 Term Loan and will swap $1.95 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025. The Company concluded that the amendment to the interest rate swap qualifies for the relief provided by ASU 2021-01 and ASU 2022- 06 and as such, did not de-designate its cash flow hedge. Refer to Note 2 for further discussion of the expedient adopted under ASU 2021-01 and ASU 2022-06.

On November 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028. The Company designated this interest rate swap as a cash flow hedge as it is expected to be highly effective at offsetting changes in cash flows of the SOFR based component interest payments of its 2024 Term Loan.

As of December 31, 2023, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

		Fair Value as of
	Balance Sheet	December 31,	December 31,
	Location	2023	2022

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$104,674	$182,860
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$19,573	$—

Accumulated other comprehensive loss, net includes an aggregate $51.5 million gain and a $119.6 million gain as of December 31, 2023 and 2022, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the fiscal years ended December 31, 2023, 2022, and 2021.

	For the year ended December 31,
	2023	2022	2021

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$(97,760)	$122,536	$48,200

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$29,627	$44,887	$44,887

22.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
	(in thousands, except per share amounts)
Revenues	$675,024	$682,544	$678,500	$675,516
Operating income	209,687	248,604	241,227	224,141
Depreciation, accretion, and amortization	(171,400)	(180,674)	(181,820)	(182,415)
Net income attributable to SBA Communications Corporation	109,528	87,419	203,648	101,217

Net income per common share - basic	$1.01	$0.81	$1.88	$0.94
Net income per common share - diluted	1.01	0.80	1.87	0.93

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
	(in thousands, except per share amounts)
Revenues	$686,094	$675,584	$652,006	$619,770
Operating income	234,664	242,987	230,978	216,779
Depreciation, accretion, and amortization	(183,036)	(173,825)	(176,392)	(174,323)
Net income attributable to SBA Communications Corporation	103,281	100,009	69,516	188,623

Net income per common share - basic	$0.96	$0.93	$0.64	$1.75
Net income per common share - diluted	0.94	0.91	0.64	1.72

Because net income per share amounts are calculated using the weighted-average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total net income per share amounts for the year.