Form 10-Q
period 2024-03-31
SBA COMMUNICATIONS CORP
filed 2024-05-06
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,443,014 shares of Class A common stock as of April 26, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$240,309	$208,547
Restricted cash	19,892	38,129
Accounts receivable, net	126,525	182,746
Costs and estimated earnings in excess of billings on uncompleted contracts	16,535	16,252
Prepaid expenses and other current assets	44,335	38,593
Total current assets	447,596	484,267
Property and equipment, net	2,709,681	2,711,719
Intangible assets, net	2,403,849	2,455,597
Operating lease right-of-use assets, net	2,185,851	2,240,781
Acquired and other right-of-use assets, net	1,441,750	1,473,601
Other assets	806,539	812,476
Total assets	$9,995,266	$10,178,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$45,761	$42,202
Accrued expenses	77,035	92,622
Current maturities of long-term debt	1,805,395	643,145
Deferred revenue	161,127	235,668
Accrued interest	32,605	57,496
Current lease liabilities	270,318	273,464
Other current liabilities	21,048	18,662
Total current liabilities	2,413,289	1,363,259
Long-term liabilities:
Long-term debt, net	10,550,553	11,681,170
Long-term lease liabilities	1,806,278	1,865,686
Other long-term liabilities	411,389	404,161
Total long-term liabilities	12,768,220	13,951,017
Redeemable noncontrolling interests	36,577	35,047
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,880 shares and
108,050 shares issued and outstanding at March 31, 2024 and December 31, 2023,
respectively	1,079	1,080
Additional paid-in capital	2,915,215	2,894,060
Accumulated deficit	(7,509,379)	(7,450,824)
Accumulated other comprehensive loss, net	(629,735)	(615,198)
Total shareholders' deficit	(5,222,820)	(5,170,882)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,995,266	$10,178,441

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2024	2023

Revenues:
Site leasing	$628,276	$617,268
Site development	29,586	58,248
Total revenues	657,862	675,516
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	114,813	120,119
Cost of site development	23,178	44,185
Selling, general, and administrative expenses (1)	68,698	72,209
Acquisition and new business initiatives related
adjustments and expenses	7,417	6,057
Asset impairment and decommission costs	43,648	26,390
Depreciation, accretion, and amortization	76,750	182,415
Total operating expenses	334,504	451,375
Operating income	323,358	224,141
Other income (expense):
Interest income	7,314	2,816
Interest expense	(96,390)	(101,226)
Non-cash interest expense	(8,443)	(14,239)
Amortization of deferred financing fees	(5,289)	(4,988)
Loss from extinguishment of debt, net	(4,428)	—
Other (expense) income, net	(44,652)	37,558
Total other expense, net	(151,888)	(80,079)
Income before income taxes	171,470	144,062
Provision for income taxes	(16,927)	(43,508)
Net income	154,543	100,554
Net loss attributable to noncontrolling interests	—	663
Net income attributable to SBA Communications
Corporation	$154,543	$101,217
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.43	$0.94
Diluted	$1.42	$0.93
Weighted-average number of common shares
Basic	108,102	108,132
Diluted	108,616	109,271

(1)Includes non-cash compensation of $20,773 and $25,529 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2024	2023

Net income	$154,543	$100,554
Adjustments related to interest rate swaps	10,868	(22,389)
Foreign currency translation adjustments	(25,405)	16,529
Comprehensive income	140,006	94,694
Comprehensive loss attributable to noncontrolling interests	—	663
Comprehensive income attributable to SBA
Communications Corporation	$140,006	$95,357

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2023	108,050	$1,080	$2,894,060	$(7,450,824)	$(615,198)	$(5,170,882)
Net income attributable to SBA
Communications Corporation	—	—	—	154,543	—	154,543
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	325	3	(762)	—	—	(759)
Non-cash stock compensation	—	—	21,917	—	—	21,917
Adjustments related to interest rate swaps	—	—	—	—	10,868	10,868
Repurchase and retirement of common stock	(495)	(4)	—	(106,153)	—	(106,157)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(25,405)	(25,405)
Dividends and dividend equivalents
on common stock	—	—	—	(106,945)	—	(106,945)
BALANCE, March 31, 2024	107,880	$1,079	$2,915,215	$(7,509,379)	$(629,735)	$(5,222,820)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2022	107,997	$1,080	$2,795,176	$(7,482,061)	$(590,510)	$(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	101,217	—	101,217
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	329	3	(14,719)	—	—	(14,716)
Non-cash stock compensation	—	—	26,701	—	—	26,701
Adjustments related to interest rate swaps	—	—	—	—	(22,389)	(22,389)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	16,529	16,529
Dividends and dividend equivalents
on common stock	—	—	—	(93,069)	—	(93,069)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,112)	—	—	(7,112)
BALANCE, March 31, 2023	108,326	$1,083	$2,800,046	$(7,473,913)	$(596,370)	$(5,269,154)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,543	$100,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	76,750	182,415
Loss (gain) on remeasurement of U.S. denominated intercompany loans	42,980	(41,932)
Non-cash compensation expense	21,469	26,206
Non-cash asset impairment and decommission costs	38,944	26,417
Loss from extinguishment of debt, net	4,428	—
Deferred and non-cash income tax provision	8,283	36,320
Other non-cash items reflected in the Statements of Operations	16,661	23,883
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	51,093	9,103
Prepaid expenses and other assets	(722)	(4,235)
Operating lease right-of-use assets, net	34,694	37,452
Accounts payable and accrued expenses	(20,395)	(8,904)
Accrued interest	(24,783)	(25,958)
Long-term lease liabilities	(37,055)	(34,475)
Other liabilities	(72,437)	(15,678)
Net cash provided by operating activities	294,453	311,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(19,405)	(19,929)
Capital expenditures	(57,871)	(49,135)
Purchase of investments	(311,839)	(213,371)
Proceeds from sale of investments	311,000	213,003
Other investing activities	(7,195)	(77,329)
Net cash used in investing activities	(85,310)	(146,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	125,000	140,000
Repayments under Revolving Credit Facility	(110,000)	(185,000)
Proceeds from issuance of Term Loans, net of fees	2,274,825	—
Repayment of Term Loans	(2,268,000)	(6,000)
Repurchase and retirement of common stock	(106,157)	—
Payment of dividends on common stock	(108,135)	(93,933)
Proceeds from employee stock purchase/stock option plans	17,091	11,942
Payments related to taxes on stock options and restricted stock units	(17,800)	(26,658)
Other financing activities	1,764	(1,079)
Net cash used in financing activities	(191,412)	(160,728)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,345)	220
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,386	3,899
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	250,946	189,283
End of period	$264,332	$193,182

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$121,143	$127,094
Income taxes	$7,417	$7,000

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,861	$7,733
Operating lease modifications and reassessments	$13,520	$12,859
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$256

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals and deferrals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

During the first quarter of 2024, the Company completed its assessment on the remaining estimated useful lives of its towers and intangible assets. The Company concluded through its assessment that it should modify its current estimates for asset lives based on its historical operating experience and the findings obtained by its independent consultant. The Company previously depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which the Company had historically estimated to be 15 years. Based on its assessment, the Company revised the estimated useful lives of its towers and certain related intangible assets (which are amortized on a similar basis to its tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. The Company accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $102.7 million ($93.0 million after tax, or an increase of $0.86 per diluted share) for the three months ended March 31, 2024. The change in useful lives is expected to reduce depreciation expense by approximately $411.5 million ($372.5 million after tax, or an increase of $3.43 per diluted share) for the year ended December 31, 2024.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other (expense) income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $28.5 million loss and a $27.4 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company funded $8.3 million and repaid $50.7 million under its intercompany loan agreements. As of

March 31, 2024 and December 31, 2023, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.2 billion and $1.3 billion, respectively.

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

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.8% - 8.8%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months
	ended March 31,
	2024	2023

	(in thousands)
Asset impairment (1)	$34,552	$22,332
Write-off of carrying value of decommissioned towers	4,102	1,954
Other (including tower and equipment decommission costs)	4,994	2,104
Total asset impairment and decommission costs	$43,648	$26,390

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers. As a result of increased churn, the Company experienced increased asset impairment charges for the three months ended March 31, 2024.

The Company’s long-term investments were $22.0 million and $24.5 million as of March 31, 2024 and December 31, 2023, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three months ended March 31, 2024 and 2023.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of March 31, 2024 and December 31, 2023, the Company had $1.6 million and $1.0 million of short-term investments, respectively. For the three months ended March 31, 2024, the Company purchased and sold $0.3 billion of short-term investments. For the three months ended March 31, 2023, the Company purchased and sold $0.2 billion of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable spread to the Eurodollar Rate and Term SOFR Rate was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2024	December 31, 2023	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$240,309	$208,547	Cash and cash equivalents
Securitization escrow accounts	13,587	31,852	Restricted cash - current asset
Payment, performance bonds, and other	6,305	6,277	Restricted cash - current asset
Surety bonds and workers compensation	4,131	4,270	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$264,332	$250,946

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.1 million held in escrow as of March 31, 2024 and December 31, 2023 related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2024 and December 31, 2023, the Company had $41.9 million and $42.0 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2024 and December 31, 2023, the Company had pledged $2.4 million as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Costs incurred on uncompleted contracts	$66,022	$98,674
Estimated earnings	30,418	64,589
Billings to date	(83,167)	(152,608)
	$13,273	$10,655

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,535	$16,252
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(3,262)	(5,597)
	$13,273	$10,655

At March 31, 2024 and December 31, 2023, the two largest customers comprised 83.9% and 84.6%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Short-term investments	$1,585	$1,046
Prepaid real estate taxes	3,666	3,522
Interest receivable	4,223	2,102
Prepaid taxes	8,747	9,064
Prepaid ground rent	2,832	3,712
Other current assets	23,282	19,147
Total prepaid expenses and other current assets	$44,335	$38,593

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Straight-line rent receivable	$417,597	$415,100
Interest rate swap asset (1)	93,514	104,674
Loans receivable (2)	155,580	148,104
Deferred lease costs, net	8,706	8,713
Deferred tax asset - long term	64,593	67,473
Long-term investments	22,020	24,540
Other	44,529	43,872
Total other assets	$806,539	$812,476

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023 (and as amended on August 25, 2023 and March 31, 2024), the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $115.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $42.0 million of delayed draw term loans. The final maturity date of the loans is January 31, 2025. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of March 31, 2024, the outstanding principal balance of the loan was $106.4 million and was accruing interest at 10.076%.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$10,295	$12,780
Land buyouts and other assets (1)	9,110	7,149
Total cash acquisition capital expenditures	$19,405	$19,929

(1)Excludes $4.6 million and $5.1 million spent to extend ground lease terms for the three months ended March 31, 2024 and 2023, respectively. The Company recorded these amounts in prepaid ground rent within prepaid expenses and other current assets on its Consolidated Balance Sheets.

During the three months ended March 31, 2024, the Company acquired 11 towers and related assets and liabilities consisting of $1.6 million of property and equipment, net, $9.6 million of intangible assets, net, $1.6 million of operating lease right-of-use assets, net, $2.3 million of acquisition related holdbacks, and $0.2 million of long-term lease liabilities. During the three months ended

March 31, 2024, the Company concluded that for all of its acquisitions substantially all of the value of its tower acquisition is concentrated in a group of similar identifiable assets.

Additionally, subsequent to March 31, 2024, the Company purchased or is under contract to purchase 271 communication sites for an aggregate consideration of $84.5 million in cash. The Company anticipates that these acquisitions will be consummated by the end of the third quarter of 2024.

The maximum potential obligation related to contingent consideration for acquisitions was $16.4 million and $17.9 million as of March 31, 2024 and December 31, 2023, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Towers and related assets (1)	$5,833,745	$5,850,608
Construction-in-process (2)	124,306	105,627
Furniture, equipment, and vehicles	78,260	76,031
Land, buildings, and improvements	933,483	927,235
Total property and equipment	6,969,794	6,959,501
Less: accumulated depreciation	(4,260,113)	(4,247,782)
Property and equipment, net	$2,709,681	$2,711,719

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $37.5 million and $69.4 million for the three months ended March 31, 2024 and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased depreciation expense for the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, unpaid capital expenditures that are included in accounts payable and accrued expenses were $6.5 million.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2024			As of December 31, 2023
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,211,395	$(3,393,680)	$1,817,715	$5,253,563	$(3,394,009)	$1,859,554
Network location intangibles	1,919,174	(1,333,040)	586,134	1,926,226	(1,330,183)	596,043
Intangible assets, net	$7,130,569	$(4,726,720)	$2,403,849	$7,179,789	$(4,724,192)	$2,455,597

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $27.1 million and $101.8 million for the three months ended March 31, 2024 and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of certain intangible assets, the Company experienced decreased amortization expense for the three months ended March 31, 2024.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Salaries and benefits	$14,671	$25,630
Real estate and property taxes	7,961	7,149
Unpaid capital expenditures	6,524	6,477
Acquisition related holdbacks	14,295	16,100
Other	33,584	37,266
Total accrued expenses	$77,035	$92,622

10.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2024			December 31, 2023
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility (1)	Jan. 25, 2029	$195,000	$195,000	$195,000	$180,000	$180,000	$180,000
2018 Term Loan (2)	Apr. 11, 2025	—	—	—	2,268,000	2,273,670	2,263,343
2024 Term Loan (2)	Jan. 25, 2031	2,300,000	2,305,750	2,275,581	—	—	—
2014-2C Tower Securities (3)	Oct. 8, 2024	620,000	612,560	619,413	620,000	606,540	619,145
2019-1C Tower Securities (3)	Jan. 12, 2025	1,165,000	1,115,779	1,162,982	1,165,000	1,115,313	1,162,348
2020-1C Tower Securities (3)	Jan. 9, 2026	750,000	680,753	747,306	750,000	682,350	746,937
2020-2C Tower Securities (3)	Jan. 11, 2028	600,000	520,776	596,631	600,000	520,530	596,419
2021-1C Tower Securities (3)	Nov. 9, 2026	1,165,000	1,016,987	1,158,649	1,165,000	1,015,437	1,158,059
2021-2C Tower Securities (3)	Apr. 9, 2027	895,000	770,318	889,585	895,000	772,125	889,152
2021-3C Tower Securities (3)	Oct. 9, 2031	895,000	684,979	887,587	895,000	686,581	887,365
2022-1C Tower Securities (3)	Jan. 11, 2028	850,000	870,655	841,893	850,000	850,221	841,429
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,425,690	1,490,721	1,500,000	1,438,815	1,489,965
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,327,500	1,490,600	1,500,000	1,338,750	1,490,153
Total debt		$12,435,000	$11,526,747	$12,355,948	$12,388,000	$11,480,332	$12,324,315
Less: current maturities of long-term debt				(1,805,395)			(643,145)
Total long-term debt, net of current maturities				$10,550,553			$11,681,170

(1)On January 25, 2024, the Company amended its Revolving Credit Facility to extend the maturity date to January 25, 2029 as well as amend certain other terms and conditions under the Senior Credit Agreement. For further discussion of the amendments, refer to “Terms of the Senior Credit Agreement” below.

(2)On January 25, 2024, the Company repaid its 2018 Term Loan and issued a new $2.3 billion Term Loan (“2024 Term Loan”) with a maturity date of January 25, 2031. For further discussion of the amendments, refer to “Term Loan under the Senior Credit Agreement” below.

(3)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended March 31,
	Rates as of	2024		2023
	March 31,	Cash	Non-cash	Cash	Non-cash
	2024	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	6.395%	$2,469	$—	$9,286	$—
2018 Term Loan	—	3,253	4,947	14,363	9,223
2024 Term Loan (1)	2.855%	12,979	1,867	—	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—
2021-1C Tower Securities	1.631%	4,846	—	4,846	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—
2022-1C Tower Securities	6.599%	14,093	—	14,093	—
2020 Senior Notes	3.875%	14,531	95	14,531	88
2021 Senior Notes	3.125%	11,719	—	11,719	—
Other		890	1,534	778	4,928
Total		$96,390	$8,443	$101,226	$14,239

(1)The 2024 Term Loan has a blended rate of 2.855%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 7.340% as of March 31, 2024. Refer to Note 17 for more information on the Company’s interest rate swap.

Terms of the Senior Credit Agreement

On January 25, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II LLC (“SBA Senior Finance II”), amended and restated its Senior Credit Agreement to (1) issue a new $2.3 billion Term Loan and retire the 2018 Term Loan, (2) increase the total commitments under its Revolving Credit Facility from $1.5 billion to $1.75 billion, (3) extend the maturity date of its Revolving Credit Facility to January 25, 2029, and (4) amend certain other terms and conditions under the Senior Credit Agreement.

On February 23, 2024 the Company, through its wholly owned subsidiary, SBA Senior Finance II, further increased the total commitments under the Revolving Credit Facility from $1.75 billion to $2.0 billion.

As of March 31, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $2.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing through the maturity date of January 25, 2029. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate or Term SOFR Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	March 31, 2024 (1)	March 31, 2024 (2)

Revolving Credit Facility	6.395%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes the Company’s Revolving Credit Facility activity during the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months
	ended March 31,
	2024	2023

Beginning outstanding balance	$180,000	$720,000
Borrowings	125,000	140,000
Repayments	(110,000)	(185,000)
Ending outstanding balance	$195,000	$675,000

Subsequent to March 31, 2024, the Company repaid $50.0 million and borrowed $50.0 million under the Revolving Credit Facility, and as of the date of this filing, $195.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, issued a term loan under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan accrues interest, at SBA Senior Finance II's election, at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or at Term SOFR plus 200 basis points (with a floor of 0%). The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire the 2018 Term Loan and to pay related fees and expenses. In connection with the repayment, the Company expensed $3.3 million of net deferred financing fees and $1.2 million of discount related to the debt.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million beginning on June 30, 2024. The Company incurred financing fees of approximately $19.4 million in relation to this transaction, which are being amortized through the maturity date.

Secured Tower Revenue Securities

As of March 31, 2024, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Registration of Additional Shares

On February 29, 2024, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities under its automatic shelf registration statement on Form S-3ASR. During the three months ended March 31, 2024, the Company did not issue any securities under this automatic shelf registration statement.

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan. As of the date of this filing, the Company had $204.7 million of authorization remaining under this plan.

The following is a summary of the Company’s share repurchases:

	For the three months
	ended March 31,
	2024	2023

Total number of shares purchased (in millions) (1)	0.5	—
Average price per share (1)	$214.33	$—
Total purchase price (in millions) (1)	$106.1	$—

Subsequent to March 31, 2024, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.4
Average price per share (1)	$213.30
Total purchase price (in millions) (1)	$93.9

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the three months ended March 31, 2024, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million	March 28, 2024

Dividends paid in 2024 were ordinary taxable dividends.

Subsequent to March 31, 2024, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 29, 2024	May 23, 2024	$0.98	June 19, 2024

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2024 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2023	1,340	$168.32
Exercised	(153)	$125.67
Outstanding at March 31, 2024	1,187	$173.82	1.7	$52,211
Exercisable at March 31, 2024	1,161	$172.14	1.5	$52,211
Unvested at March 31, 2024	26	$248.41	8.9	$—

The total intrinsic value for options exercised during the three months ended March 31, 2024 was $14.2 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2024:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2023	267	$269.08	368	$298.46
Granted	257	$217.02	59	$291.51
PSU adjustment (2)	—	$—	11	$236.63
Vested	(110)	$271.27	(155)	$236.32
Forfeited/canceled	(5)	$254.56	(2)	$376.76
Outstanding at March 31, 2024	409	$235.91	281	$314.08

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

13.INCOME TAXES

The primary reason for the difference between the Company’s effective tax rate and the U.S. statutory rate is the Company’s REIT election. A tax provision is recognized because U.S. taxable REIT subsidiary and certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its TRS. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $382.3 million as of December 31, 2023, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2016 through 2019. The Company disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $94.6 million. This range excludes penalties and interest, which as of such date would have been $103.7 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended March 31, 2024	(in thousands)
Revenues (1)	$461,499	$166,777	$29,586	$—	$657,862
Cost of revenues (2)	65,970	48,843	23,178	—	137,991
Operating profit	395,529	117,934	6,408	—	519,871
Selling, general, and administrative expenses	34,348	15,708	4,426	14,216	68,698
Acquisition and new business initiatives
related adjustments and expenses	5,298	2,119	—	—	7,417
Asset impairment and decommission costs	29,913	13,735	—	—	43,648
Depreciation, amortization and accretion	40,345	33,829	834	1,742	76,750
Operating income (loss)	285,625	52,543	1,148	(15,958)	323,358
Other expense, net (principally interest
expense and other income)				(151,888)	(151,888)
Income before income taxes					171,470
Cash capital expenditures (3)	41,021	35,602	59	594	77,276

For the three months ended March 31, 2023
Revenues (1)	$454,833	$162,435	$58,248	$—	$675,516
Cost of revenues (2)	69,750	50,369	44,185	—	164,304
Operating profit	385,083	112,066	14,063	—	511,212
Selling, general, and administrative expenses	31,743	16,730	6,077	17,659	72,209
Acquisition and new business initiatives
related adjustments and expenses	3,232	2,825	—	—	6,057
Asset impairment and decommission costs	19,435	4,886	—	2,069	26,390
Depreciation, amortization and accretion	119,487	60,412	916	1,600	182,415
Operating income (loss)	211,186	27,213	7,070	(21,328)	224,141
Other expense, net (principally interest
expense and other income)				(80,079)	(80,079)
Income before income taxes					144,062
Cash capital expenditures (3)	44,636	23,033	395	1,256	69,320

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of March 31, 2024	$5,832,986	$3,743,958	$42,665	$375,657	$9,995,266
As of December 31, 2023	$5,876,648	$3,871,164	$66,001	$364,628	$10,178,441

(1)For the three months ended March 31, 2024 and 2023, site leasing revenue in Brazil was $97.5 million and $93.8 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.4 billion as of March 31, 2024 and December 31, 2023. Total international long-lived assets were $3.3 billion and $3.4 billion as of March 31, 2024 and December 31, 2023. Total long-lived assets in Brazil were $2.0 billion and $2.1 billion as of March 31, 2024 and December 31, 2023, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	For the three months
	ended March 31,
	2024	2023
Numerator:
Net income attributable to SBA
Communications Corporation	$154,543	$101,217
Denominator:
Basic weighted-average shares outstanding	108,102	108,132
Dilutive impact of stock options, RSUs, and PSUs	514	1,139
Diluted weighted-average shares outstanding	108,616	109,271
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.43	$0.94
Diluted	$1.42	$0.93

For the three months ended March 31, 2024 and 2023, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31,	December 31,
	2024	2023

Beginning balance	$35,047	$31,735
Net loss attributable to noncontrolling interests	—	(4,397)
Foreign currency translation adjustments	—	(899)
Contribution from joint venture partner	1,530	1,200
Adjustment to redemption amount	—	7,408
Ending balance	$36,577	$35,047

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of March 31, 2024, the Company has an interest rate swap agreement on its 2024 Term Loan which swaps $1.95 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025. Additionally, the Company has a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The forward-starting swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028.

As of March 31, 2024, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2024	2023

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$93,514	$104,674
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$4,125	$19,573

Accumulated other comprehensive loss, net includes an aggregate $62.3 million gain and a $51.5 million gain as of March 31, 2024 and December 31, 2023, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2024 and 2023.

	For the three months
	ended March 31,
	2024	2023

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive loss, net	$4,289	$(31,396)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$6,579	$9,007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 98.8% of our total segment operating profit for the three months ended March 31, 2024. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2024, we owned 39,638 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of March 31, 2024, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2024. In addition, as of

March 31, 2024, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of March 31, 2024, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended
Segment operating profit as a percentage of	March 31,

total operating profit	2024	2023

Domestic site leasing	76.1%	75.3%
International site leasing	22.7%	21.9%
Total site leasing	98.8%	97.2%

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

During the remainder of 2024, we expect organic site leasing revenue in both our domestic and international segments to increase over 2023 levels due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases when we believe our stock price is below its intrinsic value, and by returning cash generated by our operations in the form of cash dividends. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital. While the addition of cash dividends and debt repayments have provided us with additional tools to return value to our shareholders, we continue to believe that our priority is to make investments focused on increasing Adjusted Funds From Operations per share. Key elements of our capital allocation strategy include:

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed below and in our Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

During the first quarter of 2024, we completed our assessment on the remaining estimated useful lives of our towers and intangible assets. We concluded through our assessment that we should modify our current estimates for asset lives based on our historical operating experience and the findings obtained by our independent consultant. We previously depreciated our towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which we had historically estimated to be 15 years. Based on our assessment, we revised the estimated useful lives of our towers and certain related intangible assets (which are amortized on a similar basis to our tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. We accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $102.7 million ($93.0 million after tax, or an increase of $0.86 per diluted share) for the three months ended March 31, 2024. The change in useful lives is expected to reduce depreciation expense by approximately $411.5 million ($372.5 million after tax, or an increase of $3.43 per diluted share) for the year ended December 31, 2024.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$461,499	$454,833	$—	$6,666	1.5%
International site leasing	166,777	162,435	1,944	2,398	1.5%
Site development	29,586	58,248	—	(28,662)	(49.2%)
Total	$657,862	$675,516	$1,944	$(19,598)	(2.9%)
Cost of Revenues
Domestic site leasing	$65,970	$69,750	$—	$(3,780)	(5.4%)
International site leasing	48,843	50,369	1	(1,527)	(3.0%)
Site development	23,178	44,185	—	(21,007)	(47.5%)
Total	$137,991	$164,304	$1	$(26,314)	(16.0%)
Operating Profit
Domestic site leasing	$395,529	$385,083	$—	$10,446	2.7%
International site leasing	117,934	112,066	1,943	3,925	3.5%
Site development	6,408	14,063	—	(7,655)	(54.4%)

Revenues

Domestic site leasing revenues increased $6.7 million for the three months ended March 31, 2024, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments (due in part to our 2023 master lease agreement with AT&T) and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 81 towers acquired and 17 towers built since January 1, 2023, partially offset by lease non-renewals.

International site leasing revenues increased $4.3 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $2.4 million. These changes were primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 21 towers acquired and 399 towers built since January 1, 2023, partially offset by lease non-renewals and a decrease in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 15.5% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $28.7 million for the three months ended March 31, 2024, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $10.4 million for the three months ended March 31, 2024, as compared to the prior year, primarily due to additional profit generated by (1) organic site leasing growth as noted above, (2) towers acquired and built since January 1, 2023, and (3) continued control of our site leasing cost of revenue.

International site leasing segment operating profit increased $5.9 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $3.9 million. These changes were primarily due to (1) additional profit generated by towers acquired and built since January 1, 2023, (2) organic site leasing growth as noted above, and (3) continued control of our site leasing cost of revenue, partially offset by lease non-renewals.

Site development segment operating profit decreased $7.7 million for the three months ended March 31, 2024, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon Wireless.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$34,348	$31,743	$—	$2,605	8.2%
International site leasing	15,708	16,730	93	(1,115)	(6.7%)
Total site leasing	$50,056	$48,473	$93	$1,490	3.1%
Site development	4,426	6,077	—	(1,651)	(27.2%)
Other	14,216	17,659	—	(3,443)	(19.5%)
Total	$68,698	$72,209	$93	$(3,604)	(5.0%)

Selling, general, and administrative expenses decreased $3.5 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $3.6 million. These changes were driven primarily by a decrease in non-cash compensation expense, partially offset by an increase in personnel and other support related costs.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$29,913	$19,435	$—	$10,478	53.9%
International site leasing	13,735	4,886	(124)	8,973	183.6%
Total site leasing	$43,648	$24,321	$(124)	$19,451	80.0%
Other	—	2,069	—	(2,069)	(100.0%)
Total	$43,648	$26,390	$(124)	$17,382	65.9%

Asset impairment and decommission costs increased $17.3 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $17.4 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers due in part to carrier related churn and an increase in costs related to sites decommissioned in the first quarter of 2024 compared to the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$40,345	$119,487	$—	$(79,142)	(66.2%)
International site leasing	33,829	60,412	401	(26,984)	(44.7%)
Total site leasing	$74,174	$179,899	$401	$(106,126)	(59.0%)
Site development	834	916	—	(82)	(9.0%)
Other	1,742	1,600	—	142	8.9%
Total	$76,750	$182,415	$401	$(106,066)	(58.1%)

Depreciation, accretion, and amortization expense decreased $105.7 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $106.1 million. These changes were primarily due to the change in estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 30 years and the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2023.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$285,625	$211,186	$—	$74,439	35.2%
International site leasing	52,543	27,213	1,573	23,757	87.3%
Total site leasing	$338,168	$238,399	$1,573	$98,196	41.2%
Site development	1,148	7,070	—	(5,922)	(83.8%)
Other	(15,958)	(21,328)	—	5,370	(25.2%)
Total	$323,358	$224,141	$1,573	$97,644	43.6%

Domestic site leasing operating income increased $74.4 million for the three months ended March 31, 2024, as compared to the prior year, primarily due to a decrease in depreciation, accretion, and amortization expense and higher segment operating profit, partially offset by increases in asset impairment and decommission costs and selling, general, and administrative expenses.

International site leasing operating income increased $25.3 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $23.8 million. These changes were primarily due to decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses and higher segment operating profit, partially offset by an increase in asset impairment and decommission costs.

Site development operating income decreased $5.9 million for the three months ended March 31, 2024, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile, DISH Wireless, and Verizon Wireless.

Other operating expense decreased by $5.4 million for the three months ended March 31, 2024, as compared to the prior year, primarily due to decreases in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$7,314	$2,816	$107	$4,391	155.9%
Interest expense	(96,390)	(101,226)	71	4,765	(4.7%)
Non-cash interest expense	(8,443)	(14,239)	—	5,796	(40.7%)
Amortization of deferred financing fees	(5,289)	(4,988)	—	(301)	6.0%
Loss from extinguishment of debt, net	(4,428)	—	—	(4,428)	—%
Other (expense) income, net	(44,652)	37,558	(83,863)	1,653	(49.2%)
Total	$(151,888)	$(80,079)	$(83,685)	$11,876	(9.8%)

Interest income increased $4.5 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, interest income increased $4.4 million. These changes were primarily due to interest received on a loan to an unconsolidated joint venture and a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $4.8 million for the three months ended March 31, 2024, as compared to the prior year. This change was primarily due to a lower average principal amount of cash-interest bearing debt outstanding accruing interest, partially offset by a higher interest rate on said debt as compared to the prior year.

Non-cash interest expense decreased $5.8 million for the three months ended March 31, 2024, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Loss from extinguishment of debt, net was $4.4 million for the three months ended March 31, 2024 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2018 Term Loan in January 2024.

Other (expense) income, net includes a $42.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended March 31, 2024, while the prior year period included a $41.9 million gain.

Provision for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(16,927)	$(43,508)	$28,088	$(1,507)	5.1%

Provision for income taxes decreased $26.6 million for the three months ended March 31, 2024, as compared to the prior year primarily due to fluctuations in foreign currency exchange rates and a decrease in foreign current taxes.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$154,543	$100,554	$(54,024)	$108,013	146.2%

Net income increased $54.0 million for the three months ended March 31, 2024, as compared to the prior year. On a constant currency basis, net income increased $108.0 million. These changes were primarily due to increases in site leasing operating income (inclusive of a $93.0 million benefit related to our revision of the estimated useful lives of our towers and certain intangible assets), interest income, and other (expense) income, net and decreases in non-cash interest expense and interest expense, partially offset by increases in loss from extinguishment of debt and provision for income taxes.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$154,543	$100,554	$(54,024)	$108,013	146.2%
Non-cash straight-line leasing revenue	(4,092)	(6,849)	90	2,667	(38.9%)
Non-cash straight-line ground lease expense	(3,383)	723	(13)	(4,093)	(566.1%)
Non-cash compensation	21,469	26,206	24	(4,761)	(18.2%)
Loss from extinguishment of debt, net	4,428	—	—	4,428	—%
Other expense (income), net	44,652	(37,558)	83,863	(1,653)	(49.2%)
Acquisition and new business initiatives
related adjustments and expenses	7,417	6,057	—	1,360	22.5%
Asset impairment and decommission costs	43,648	26,390	(124)	17,382	65.9%
Interest income	(7,314)	(2,816)	(107)	(4,391)	155.9%
Interest expense (1)	110,122	120,453	(71)	(10,260)	(8.5%)
Depreciation, accretion, and amortization	76,750	182,415	401	(106,066)	(58.1%)
Provision for income taxes (2)	17,172	43,765	(28,085)	1,492	5.1%
Adjusted EBITDA	$465,412	$459,340	$1,954	$4,118	0.9%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for income taxes includes $0.2 million and $0.3 million of franchise taxes for the three months ended March 31, 2024 and 2023, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $6.1 million for the three months ended March 31, 2024, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $4.1 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Cash provided by operating activities	$294,453	$311,168
Cash used in investing activities	(85,310)	(146,761)
Cash used in financing activities	(191,412)	(160,728)
Change in cash, cash equivalents, and restricted cash	17,731	3,679
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(4,345)	220
Cash, cash equivalents, and restricted cash, beginning of period	250,946	189,283
Cash, cash equivalents, and restricted cash, end of period	$264,332	$193,182

Operating Activities

Cash provided by operating activities was $294.5 million for the three months ended March 31, 2024 as compared to $311.2 million for the three months ended March 31, 2023. The decrease was primarily due to increases in cash outflows associated with working capital changes related to the timing of customer payments and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit, partially offset by an increase in site leasing segment operating profit and interest income and a decrease in interest expense.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$(10,295)	$(12,780)
Land buyouts and other assets (1)	(9,110)	(7,149)
Construction and related costs	(34,782)	(21,566)
Augmentation and tower upgrades	(13,064)	(15,791)
Tower maintenance	(8,858)	(10,743)
General corporate	(1,167)	(1,035)
Other investing activities (2)(3)	(8,034)	(77,697)
Net cash used in investing activities	$(85,310)	$(146,761)

(1)Excludes $4.6 million and $5.1 million spent to extend ground lease terms for the three months ended March 31, 2024 and 2023, respectively.

(2)Includes amounts paid for the purchase of and received from the sale of short-term investments during the three months ended March 31, 2024 and 2023.

(3)The three months ended March 31, 2024 and 2023 includes a $5.5 million and $78.0 million loan to an unconsolidated joint venture, respectively.

Additionally, subsequent to March 31, 2024, we purchased or are under contract to purchase 271 communication sites for an aggregate consideration of $84.5 million in cash. We anticipate that these acquisitions will be consummated by the end of the third quarter of 2024.

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

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$15,000	$(45,000)
Proceeds from issuance of Term Loans, net of fees (1)	2,274,825	—
Repayment of Term Loans (1)	(2,268,000)	(6,000)
Repurchase and retirement of common stock (2)	(106,157)	—
Payment of dividends on common stock	(108,135)	(93,933)
Proceeds from employee stock purchase/stock option plans	17,091	11,942
Payments related to taxes on stock options and restricted stock units	(17,800)	(26,658)
Other financing activities	1,764	(1,079)
Net cash used in financing activities	$(191,412)	$(160,728)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information regarding our share repurchase activity, refer to Part II Item 2 under “Issuer Purchases of Equity Securities” below.

Dividends

For the three months ended March 31, 2024, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million	March 28, 2024

Dividends paid in 2024 were ordinary taxable dividends.

Subsequent to March 31, 2024, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 29, 2024	May 23, 2024	$0.98	June 19, 2024

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2024, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2024, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 29, 2024, we filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the three months ended March 31, 2024, we did not issue any securities under this automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

Terms of the Senior Credit Agreement

On January 25, 2024, we, through our wholly owned subsidiary SBA Senior Finance II LLC (“SBA Senior Finance II”), amended and restated our Senior Credit Agreement to (1) issue a new $2.3 billion Term Loan and retire the 2018 Term Loan, (2) increase the total commitments under the Revolving Credit Facility from $1.5 billion to $1.75 billion, (3) extend the maturity date of the Revolving Credit Facility to January 25, 2029, and (4) amend certain other terms and conditions under the Senior Credit Agreement. The proceeds from the 2024 Term Loan were used to retire our 2018 Term Loan and to pay related fees and expenses.

On February 23, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, further increased the total commitments under the Revolving Credit Facility from $1.75 billion to $2.0 billion.

As of March 31, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $2.0 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing through the maturity date of January 25, 2029. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate or Term SOFR Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II, is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how we perform against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	March 31, 2024 (1)	March 31, 2024 (2)

Revolving Credit Facility	6.395%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes our Revolving Credit Facility activity during the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months
	ended March 31,
	2024	2023

Beginning outstanding balance	$180,000	$720,000
Borrowings	125,000	140,000
Repayments	(110,000)	(185,000)
Ending outstanding balance	$195,000	$675,000

Subsequent to March 31, 2024, we repaid $50.0 million and borrowed $50.0 million under the Revolving Credit Facility, and as of the date of this filing, $195.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan accrues interest, at SBA Senior Finance II's election, at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or at Term SOFR plus 200 basis points (with a floor of 0%). The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire the 2018 Term Loan and to pay related fees and expenses. In connection with the repayment, we expensed $3.3 million of net deferred financing fees and $1.2 million of discount related to the debt. As of March 31, 2024, the 2024 Term Loan was accruing interest at 7.340% per annum.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million beginning on June 30, 2024. We incurred financing fees of approximately $19.4 million in relation to this transaction, which are being amortized through the maturity date.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of March 31, 2024, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,889 tower sites owned by the Borrowers as of March 31, 2024. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of March 31, 2024:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of March 31, 2024:

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

Debt Covenants

As of March 31, 2024, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of March 31, 2024:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2024
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2024

Each of our senior notes is subject to redemption, at our option, in whole or in part on or after the date set forth above. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of March 31, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended March 31, 2025 based on the amounts outstanding as of March 31, 2024 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$14,998
2024 Term Loan (2)	88,665
2014-2C Tower Securities	633,031
2019-1C Tower Securities	1,198,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$2,184,606

(1)As of March 31, 2024, $195.0 million was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2024, we repaid $50.0 million and borrowed $50.0 million under the Revolving Credit Facility, and as of the date of this filing, $195.0 million was outstanding.

(2)Total debt service on the 2024 Term Loan includes the impact of the interest rate swap which swaps $1.95 billion of notional value accruing interest at Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$—	$195,000	$195,000	$195,000
2024 Term Loan	17,250	23,000	23,000	23,000	23,000	2,190,750	2,300,000	2,305,750
2014-2C Tower Securities (1)	620,000	—	—	—	—	—	620,000	612,560
2019-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,115,779
2020-1C Tower Securities (1)	—	—	750,000	—	—	—	750,000	680,753
2020-2C Tower Securities (1)	—	—	—	—	600,000	—	600,000	520,776
2021-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,016,987
2021-2C Tower Securities (1)	—	—	—	895,000	—	—	895,000	770,318
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	684,979
2022-1C Tower Securities (1)	—	—	—	—	850,000	—	850,000	870,655
2020 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,425,690
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,327,500
Total debt obligation	$637,250	$1,188,000	$1,938,000	$2,418,000	$1,473,000	$4,780,750	$12,435,000	$11,526,747

(1)For information on the anticipated repayment date and final maturity date for each Tower Security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2024 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of March 31, 2024. As of March 31, 2024, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 4.7% for the three months ended March 31, 2024.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss), net. For the three months ended March 31, 2024, approximately 22.3% of our revenues and approximately 29.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2024. As of March 31, 2024, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 1.1%, respectively, for the three months ended March 31, 2024.

As of March 31, 2024, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2024 would have resulted in approximately $125.5 million of unrealized gains or losses that would have been included in Other (expense) income, net in our Consolidated Statements of Operations for the three months ended March 31, 2024.

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

•our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future REIT taxable income; and

•other risks, including those described in Item 1A. – Risk Factors in our Annual Report on Form 10-K and those described from time to time in our other filings with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2024. Based on such evaluation, such officers have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2024:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2024 - 1/31/2024	—		$—	$404,726,973
2/1/2024 - 2/29/2024	—	$—	—	$404,726,973
3/1/2024 - 3/31/2024	495,260	$214.33	495,260	$298,577,002
Total	495,260	$214.33	495,260	$298,577,002

(1)On October 28, 2021, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.0 billion of our outstanding Class A common stock (the “Repurchase Plan”). As of the date of this filing, we had $204.7 million of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

May 6, 2024	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

May 6, 2024	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s