Form 10-Q
period 2024-06-30
SBA COMMUNICATIONS CORP
filed 2024-08-02
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,472,463 shares of Class A common stock as of July 24, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$220,508	$208,547
Restricted cash	58,474	38,129
Accounts receivable, net	88,650	182,746
Costs and estimated earnings in excess of billings on uncompleted contracts	19,810	16,252
Prepaid expenses and other current assets	72,564	38,593
Total current assets	460,006	484,267
Property and equipment, net	2,719,810	2,711,719
Intangible assets, net	2,314,238	2,455,597
Operating lease right-of-use assets, net	2,129,244	2,240,781
Acquired and other right-of-use assets, net	1,376,941	1,473,601
Other assets	785,939	812,476
Total assets	$9,786,178	$10,178,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$50,738	$42,202
Accrued expenses	76,319	92,622
Current maturities of long-term debt	1,806,304	643,145
Deferred revenue	191,325	235,668
Accrued interest	57,928	57,496
Current lease liabilities	262,781	273,464
Other current liabilities	14,170	18,662
Total current liabilities	2,459,565	1,363,259
Long-term liabilities:
Long-term debt, net	10,473,739	11,681,170
Long-term lease liabilities	1,755,101	1,865,686
Other long-term liabilities	373,697	404,161
Total long-term liabilities	12,602,537	13,951,017
Redeemable noncontrolling interests	40,817	35,047
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,471 shares and
108,050 shares issued and outstanding at June 30, 2024 and December 31, 2023,
respectively	1,075	1,080
Additional paid-in capital	2,930,332	2,894,060
Accumulated deficit	(7,546,370)	(7,450,824)
Accumulated other comprehensive loss, net	(701,778)	(615,198)
Total shareholders' deficit	(5,316,741)	(5,170,882)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$9,786,178	$10,178,441

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

Revenues:
Site leasing	$626,457	$626,143	$1,254,733	$1,243,411
Site development	34,020	52,357	63,606	110,605
Total revenues	660,477	678,500	1,318,339	1,354,016
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	114,131	115,014	228,944	235,133
Cost of site development	27,137	39,236	50,315	83,421
Selling, general, and administrative expenses (1)	62,376	63,383	131,074	135,592
Acquisition and new business initiatives related
adjustments and expenses	6,574	4,953	13,991	11,010
Asset impairment and decommission costs	31,610	32,867	75,258	59,257
Depreciation, accretion, and amortization	64,179	181,820	140,929	364,235
Total operating expenses	306,007	437,273	640,511	888,648
Operating income	354,470	241,227	677,828	465,368
Other income (expense):
Interest income	7,046	4,683	14,360	7,498
Interest expense	(97,530)	(101,288)	(193,921)	(202,514)
Non-cash interest expense	(7,080)	(7,518)	(15,523)	(21,757)
Amortization of deferred financing fees	(4,932)	(5,044)	(10,221)	(10,032)
Loss from extinguishment of debt, net	—	—	(4,428)	—
Other (expense) income, net	(104,859)	40,732	(149,511)	78,293
Total other expense, net	(207,355)	(68,435)	(359,244)	(148,512)
Income before income taxes	147,115	172,792	318,584	316,856
Benefit (provision) for income taxes	12,337	29,178	(4,590)	(14,331)
Net income	159,452	201,970	313,994	302,525
Net loss attributable to noncontrolling interests	3,378	1,678	3,378	2,340
Net income attributable to SBA Communications
Corporation	$162,830	$203,648	$317,372	$304,865
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.52	$1.88	$2.94	$2.82
Diluted	$1.51	$1.87	$2.93	$2.79
Weighted-average number of common shares
Basic	107,462	108,355	107,782	108,244
Diluted	107,679	108,884	108,148	109,078

(1)Includes non-cash compensation of $17,872 and $17,566 for the three months ended June 30, 2024 and 2023, respectively, and $38,645 and $43,094 for the six months ended June 30, 2024 and 2023, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2024	2023	2024	2023

Net income	$159,452	$201,970	$313,994	$302,525
Adjustments related to interest rate swaps	(8,237)	15,316	2,630	(7,072)
Foreign currency translation adjustments	(64,130)	25,029	(89,534)	41,555
Comprehensive income	87,085	242,315	227,090	337,008
Comprehensive loss attributable to noncontrolling interests	3,702	2,133	3,702	2,797
Comprehensive income attributable to SBA
Communications Corporation	$90,787	$244,448	$230,792	$339,805

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, March 31, 2024	107,880	$1,079	$2,915,215	$(7,509,379)	$(629,735)	$(5,222,820)
Net income attributable to SBA
Communications Corporation	—	—	—	162,830	—	162,830
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	31	—	3,950	—	—	3,950
Non-cash stock compensation	—	—	19,109	—	—	19,109
Adjustments related to interest rate swaps	—	—	—	—	(8,237)	(8,237)
Repurchase and retirement of common stock	(440)	(4)	—	(93,858)	—	(93,862)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(63,806)	(63,806)
Dividends and dividend equivalents
on common stock	—	—	—	(105,963)	—	(105,963)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,942)	—	—	(7,942)
BALANCE, June 30, 2024	107,471	$1,075	$2,930,332	$(7,546,370)	$(701,778)	$(5,316,741)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2023	108,050	$1,080	$2,894,060	$(7,450,824)	$(615,198)	$(5,170,882)
Net income attributable to SBA
Communications Corporation	—	—	—	317,372	—	317,372
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	356	4	3,187	—	—	3,191
Non-cash stock compensation	—	—	41,027	—	—	41,027
Adjustments related to interest rate swaps	—	—	—	—	2,630	2,630
Repurchase and retirement of common stock	(935)	(9)	—	(200,010)	—	(200,019)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(89,210)	(89,210)
Dividends and dividend equivalents
on common stock	—	—	—	(212,908)	—	(212,908)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,942)	—	—	(7,942)
BALANCE, June 30, 2024	107,471	$1,075	$2,930,332	$(7,546,370)	$(701,778)	$(5,316,741)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313,994	$302,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	140,929	364,235
Loss (gain) on remeasurement of U.S. denominated intercompany loans	144,474	(85,268)
Non-cash compensation expense	40,067	44,456
Non-cash asset impairment and decommission costs	64,895	51,784
Loss from extinguishment of debt, net	4,428	—
Deferred and non-cash income tax benefit	(13,126)	(258)
Other non-cash items reflected in the Statements of Operations	31,997	44,089
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	80,359	49,566
Prepaid expenses and other assets	(5,671)	(17,988)
Operating lease right-of-use assets, net	70,045	75,226
Accounts payable and accrued expenses	(23,375)	(24,504)
Accrued interest	643	1,066
Long-term lease liabilities	(73,023)	(68,967)
Other liabilities	(56,590)	62,139
Net cash provided by operating activities	720,046	798,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(61,022)	(39,737)
Capital expenditures	(107,844)	(112,583)
Purchase of investments	(681,208)	(627,310)
Proceeds from sale of investments	651,650	606,801
Other investing activities	(8,094)	(85,517)
Net cash used in investing activities	(206,518)	(258,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	195,000	140,000
Repayments under Revolving Credit Facility	(255,000)	(410,000)
Proceeds from issuance of Term Loans, net of fees	2,274,815	—
Repayment of Term Loans	(2,273,750)	(12,000)
Repurchase and retirement of common stock	(200,019)	—
Payment of dividends on common stock	(213,464)	(186,070)
Proceeds from employee stock purchase/stock option plans	21,302	19,308
Payments related to taxes on stock options and restricted stock units	(18,061)	(27,377)
Other financing activities	1,242	1,251
Net cash used in financing activities	(467,935)	(474,888)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,395)	1,359
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	32,198	66,226
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	250,946	189,283
End of period	$283,144	$255,509

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$193,195	$201,424
Income taxes	$17,214	$16,158

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,133	$18,570
Operating lease modifications and reassessments	$33,713	$13,556
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1,031

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

During the first quarter of 2024, the Company completed its assessment on the remaining estimated useful lives of its towers and intangible assets. The Company concluded through its assessment that, for U.S. GAAP purposes, it should modify its current estimates for asset lives based on its historical operating experience and the findings obtained by its independent consultant. The Company previously depreciated its towers on a straight-line basis over the shorter of the (i) term of the underlying ground lease (including renewal options) taking into account residual value or (ii) estimated useful life of a tower, which the Company had historically estimated to be 15 years. Based on its assessment, the Company revised the estimated useful lives of its towers and certain related intangible assets (which are amortized on a similar basis to its tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. The Company accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $102.7 million ($93.0 million after tax, or an increase of $0.86 per diluted share) and $205.4 million ($186.0 million after tax, or an increase of $1.72 per diluted share) for the three and six months ended June 30, 2024, respectively. This change in useful lives is expected to reduce depreciation and amortization expense by approximately $411.5 million ($372.5 million after tax, or an increase of $3.44 per diluted share) for the year ended December 31, 2024.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the period. Unrealized translation gains and losses are reported as foreign currency translation adjustments through Accumulated other comprehensive loss, net in the Consolidated Statements of Shareholders’ Deficit.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other (expense) income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $66.2 million loss and a $27.8 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2024 and 2023, respectively, and a $94.7 million loss and a $55.2 million gain, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company funded $9.3 million and $79.7 million was repaid under its intercompany loan agreements. As of June 30, 2024 and December 31, 2023, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.2 billion and $1.3 billion, respectively.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis — The Company’s asset retirement obligations are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Other long-term liabilities in the Consolidated Balance Sheets. The fair value of the asset retirement obligations is calculated using a discounted cash flow model.

Refer to Note 16 for discussion of the Company’s redeemable noncontrolling interests.

Items Measured at Fair Value on a Nonrecurring Basis — The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.8% - 8.8%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

	(in thousands)
Asset impairment (1)	$18,491	$24,363	$53,043	$46,696
Write-off of carrying value of decommissioned towers	7,440	849	11,545	2,802
Other (including tower and equipment decommission costs)	5,679	7,655	10,670	9,759
Total asset impairment and decommission costs	$31,610	$32,867	$75,258	$59,257

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $19.2 million and $24.5 million as of June 30, 2024 and December 31, 2023, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three and six months ended June 30, 2024 and 2023.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of June 30, 2024 and December 31, 2023, the Company had $30.4 million and $1.0 million of short-term investments, respectively. For the six months ended June 30, 2024, the Company purchased and sold $0.7 billion of short-term investments. For the six months ended June 30, 2023, the Company purchased and sold $0.6 billion of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2024	December 31, 2023	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$220,508	$208,547	Cash and cash equivalents
Securitization escrow accounts	51,790	31,852	Restricted cash - current asset
Payment, performance bonds, and other	6,684	6,277	Restricted cash - current asset
Surety bonds and workers compensation	4,162	4,270	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$283,144	$250,946

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.5 million and $6.1 million held in escrow as of June 30, 2024 and December 31, 2023 related to the Company’s acquisition activities.

Cash is pledged as collateral for surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2024 and December 31, 2023, the Company had $41.7 million and $42.0 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2024 and December 31, 2023, the Company had pledged $2.5 million and $2.4 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Costs incurred on uncompleted contracts	$62,098	$98,674
Estimated earnings	26,850	64,589
Billings to date	(72,247)	(152,608)
	$16,701	$10,655

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,810	$16,252
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(3,109)	(5,597)
	$16,701	$10,655

At June 30, 2024 and December 31, 2023, the two largest customers comprised 90.5% and 84.6%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Short-term investments	$30,400	$1,046
Prepaid real estate taxes	2,353	3,522
Interest receivable	7,101	2,102
Prepaid taxes	11,548	9,064
Prepaid ground rent	3,449	3,712
Other current assets	17,713	19,147
Total prepaid expenses and other current assets	$72,564	$38,593

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Straight-line rent receivable	$419,486	$415,100
Interest rate swap asset (1)	74,573	104,674
Loans receivable (2)	157,580	148,104
Deferred lease costs, net	8,806	8,713
Deferred tax asset - long term	61,597	67,473
Long-term investments	19,247	24,540
Other	44,650	43,872
Total other assets	$785,939	$812,476

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023 (and as amended on August 25, 2023 and March 31, 2024), the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $115.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $42.0 million of delayed draw term loans. The final maturity date of the loans is January 31, 2025. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. The loans are collateralized by equity securities in the Investee. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of June 30, 2024, the outstanding principal balance of the loan was $107.4 million and was accruing interest at 10.079%.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$27,899	$9,571	$38,194	$22,351
Land buyouts and other assets (1)	13,718	10,237	22,828	17,386
Total cash acquisition capital expenditures	$41,617	$19,808	$61,022	$39,737

(1)Excludes $3.7 million and $2.7 million spent to extend ground lease terms for the three months ended June 30, 2024 and 2023, respectively, and excludes $9.3 million and $7.9 million spent to extend ground lease terms for the six months ended June 30, 2024 and 2023, respectively. The Company recorded these amounts in prepaid ground rent within prepaid expenses and other current assets on its Consolidated Balance Sheets.

During the six months ended June 30, 2024, the Company acquired 128 towers and related assets and liabilities consisting of $13.4 million of property and equipment, net, $24.3 million of intangible assets, net, $9.5 million of operating lease right-of-use assets, net, $3.4 million of acquisition related holdbacks, $5.3 million of long-term lease liabilities, and $0.2 million of other net liabilities assumed. During the six months ended June 30, 2024, the Company concluded that for all of its tower acquisitions substantially all of the value is concentrated in a group of similar identifiable assets.

Additionally, subsequent to June 30, 2024, the Company purchased or is under contract to purchase 106 communication sites which are expected to close prior to year-end at the time of this report for an aggregate consideration of $49.3 million in cash.

The maximum potential obligation related to contingent consideration for closed acquisitions was $15.1 million and $17.9 million as of June 30, 2024 and December 31, 2023, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Towers and related assets (1)	$5,829,692	$5,850,608
Construction-in-process (2)	125,799	105,627
Furniture, equipment, and vehicles	80,481	76,031
Land, buildings, and improvements	944,644	927,235
Total property and equipment	6,980,616	6,959,501
Less: accumulated depreciation	(4,260,806)	(4,247,782)
Property and equipment, net	$2,719,810	$2,711,719

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $26.2 million and $69.0 million for the three months ended June 30, 2024 and 2023, respectively, and $63.6 million and $138.4 million for the six months ended June 30, 2024 and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased depreciation expense for the three and six months ended June 30, 2024. At June 30, 2024 and December 31, 2023, unpaid capital expenditures that are included in accounts payable and accrued expenses were $14.1 million and $6.5 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2024			As of December 31, 2023
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,096,739	$(3,353,509)	$1,743,230	$5,253,563	$(3,394,009)	$1,859,554
Network location intangibles	1,900,582	(1,329,574)	571,008	1,926,226	(1,330,183)	596,043
Intangible assets, net	$6,997,321	$(4,683,083)	$2,314,238	$7,179,789	$(4,724,192)	$2,455,597

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $26.3 million and $101.3 million for the three months ended June 30, 2024 and 2023, respectively and $53.5 million and $203.1 million for the six months ended June 30, 2024 and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased amortization expense for the three and six months ended June 30, 2024.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Salaries and benefits	$17,009	$25,630
Real estate and property taxes	9,531	7,149
Unpaid capital expenditures	14,077	6,477
Acquisition related holdbacks	10,149	16,100
Other	25,553	37,266
Total accrued expenses	$76,319	$92,622

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2024			December 31, 2023
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility (1)	Jan. 25, 2029	$120,000	$120,000	$120,000	$180,000	$180,000	$180,000
2018 Term Loan (2)	Apr. 11, 2025	—	—	—	2,268,000	2,273,670	2,263,343
2024 Term Loan (2)	Jan. 25, 2031	2,294,250	2,297,118	2,270,260	—	—	—
2014-2C Tower Securities (3)	Oct. 8, 2024	620,000	615,350	619,684	620,000	606,540	619,145
2019-1C Tower Securities (3)	Jan. 12, 2025	1,165,000	1,138,007	1,163,621	1,165,000	1,115,313	1,162,348
2020-1C Tower Securities (3)	Jan. 9, 2026	750,000	680,460	747,677	750,000	682,350	746,937
2020-2C Tower Securities (3)	Jan. 11, 2028	600,000	520,554	596,844	600,000	520,530	596,419
2021-1C Tower Securities (3)	Nov. 9, 2026	1,165,000	1,016,556	1,159,242	1,165,000	1,015,437	1,158,059
2021-2C Tower Securities (3)	Apr. 9, 2027	895,000	769,986	890,020	895,000	772,125	889,152
2021-3C Tower Securities (3)	Oct. 9, 2031	895,000	684,684	887,809	895,000	686,581	887,365
2022-1C Tower Securities (3)	Jan. 11, 2028	850,000	870,281	842,349	850,000	850,221	841,429
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,429,155	1,491,486	1,500,000	1,438,815	1,489,965
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,348,125	1,491,051	1,500,000	1,338,750	1,490,153
Total debt		$12,354,250	$11,490,276	$12,280,043	$12,388,000	$11,480,332	$12,324,315
Less: current maturities of long-term debt				(1,806,304)			(643,145)
Total long-term debt, net of current maturities				$10,473,739			$11,681,170

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

(3)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended June 30,				For the six months ended June 30,
	Rates as of	2024		2023		2024		2023
	June 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2024	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	6.415%	$3,161	$—	$8,782	$—	$5,630	$—	$18,068	$—
2018 Term Loan	—	—	—	14,920	7,678	3,253	1,867	29,284	16,899
2024 Term Loan (1)	2.845%	16,619	6,679	—	—	29,598	11,626	—	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	12,092	—	12,092	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	16,714	—	16,714	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	7,195	—	7,195	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	7,079	—	7,079	—
2021-1C Tower Securities	1.631%	4,851	—	4,851	—	9,697	—	9,697	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	8,391	—	8,391	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	11,746	—	11,746	—
2022-1C Tower Securities	6.599%	14,094	—	14,094	—	28,187	—	28,187	—
2020 Senior Notes	3.875%	14,531	95	14,531	91	29,063	190	29,063	182
2021 Senior Notes	3.125%	11,719	—	11,719	—	23,438	—	23,438	—
Other		945	306	781	(251)	1,838	1,840	1,560	4,676
Total		$97,530	$7,080	$101,288	$7,518	$193,921	$15,523	$202,514	$21,757

(1)The 2024 Term Loan has a blended rate of 2.845%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 7.350% as of June 30, 2024. Refer to Note 17 for more information on the Company’s interest rate swap.

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

On February 23, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, further increased the total commitments under the Revolving Credit Facility from $1.75 billion to $2.0 billion.

As of June 30, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

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

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	June 30, 2024 (1)	June 30, 2024 (2)

Revolving Credit Facility	6.415%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

Beginning outstanding balance	$195,000	$675,000	$180,000	$720,000
Borrowings	70,000	—	195,000	140,000
Repayments	(145,000)	(225,000)	(255,000)	(410,000)
Ending outstanding balance	$120,000	$450,000	$120,000	$450,000

Subsequent to June 30, 2024, the Company repaid $90.0 million and borrowed $20.0 million under the Revolving Credit Facility, and as of the date of this filing, $50.0 million was outstanding.

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

During the three and six months ended June 30, 2024, the Company repaid an aggregate of $5.75 million of principal on the 2024 Term Loan. As of June 30, 2024, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of June 30, 2024, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Registration of Additional Shares

On February 29, 2024, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities under its automatic shelf registration statement on Form S-3ASR. During the six months ended June 30, 2024, the Company did not issue any securities under this automatic shelf registration statement.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

Total number of shares purchased (in millions) (1)	0.4	—	0.9	—
Average price per share (1)	$213.30	$—	$213.85	$—
Total purchase price (in millions) (1)	$93.9	$—	$200.0	$—

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the six months ended June 30, 2024, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million	March 28, 2024
April 29, 2024	May 23, 2024	$0.98	$105.3 million	June 18, 2024

Dividends paid in 2024 were ordinary taxable dividends.

Subsequent to June 30, 2024, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

July 28, 2024	August 22, 2024	$0.98	September 18, 2024

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2024 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2023	1,340	$168.32
Exercised	(175)	$130.19
Forfeited/canceled	(2)	$197.91
Outstanding at June 30, 2024	1,163	$174.02	1.4	$27,996
Exercisable at June 30, 2024	1,140	$172.50	1.3	$27,996
Unvested at June 30, 2024	23	$252.81	8.6	$—

The total intrinsic value for options exercised during the six months ended June 30, 2024 was $15.0 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2024:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2023	267	$269.08	368	$298.46
Granted	267	$216.02	59	$291.51
PSU adjustment (2)	—	$—	11	$236.63
Vested	(116)	$270.65	(155)	$236.32
Forfeited/canceled	(9)	$244.31	(2)	$377.74
Outstanding at June 30, 2024	409	$234.49	281	$314.04

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its U.S. taxable REIT subsidiary. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations would continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $382.3 million as of December 31, 2023, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2019. The Company disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $66.8 million. This range excludes penalties and interest, which as of such date would have been $80.7 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2024	(in thousands)
Revenues (1)	$463,204	$163,253	$34,020	$—	$660,477
Cost of revenues (2)	65,489	48,642	27,137	—	141,268
Operating profit	397,715	114,611	6,883	—	519,209
Selling, general, and administrative expenses	33,608	15,775	2,944	10,049	62,376
Acquisition and new business initiatives
related adjustments and expenses	3,089	3,485	—	—	6,574
Asset impairment and decommission costs	13,825	17,362	—	423	31,610
Depreciation, amortization and accretion	33,870	27,457	1,038	1,814	64,179
Operating income (loss)	313,323	50,532	2,901	(12,286)	354,470
Other expense, net (principally interest
expense and other income)				(207,355)	(207,355)
Income before income taxes					147,115
Cash capital expenditures (3)	48,603	41,687	123	1,177	91,590

For the three months ended June 30, 2023
Revenues (1)	$456,754	$169,389	$52,357	$—	$678,500
Cost of revenues (2)	64,434	50,580	39,236	—	154,250
Operating profit	392,320	118,809	13,121	—	524,250
Selling, general, and administrative expenses	28,445	18,413	4,471	12,054	63,383
Acquisition and new business initiatives
related adjustments and expenses	2,573	2,380	—	—	4,953
Asset impairment and decommission costs	30,465	2,244	—	158	32,867
Depreciation, amortization and accretion	117,353	61,892	936	1,639	181,820
Operating income (loss)	213,484	33,880	7,714	(13,851)	241,227
Other expense, net (principally interest
expense and other income)				(68,435)	(68,435)
Income before income taxes					172,792
Cash capital expenditures (3)	50,943	32,079	675	335	84,032

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2024	(in thousands)
Revenues (1)	$924,703	$330,030	$63,606	$—	$1,318,339
Cost of revenues (2)	131,459	97,485	50,315	—	279,259
Operating profit	793,244	232,545	13,291	—	1,039,080
Selling, general, and administrative expenses	67,956	31,483	7,370	24,265	131,074
Acquisition and new business initiatives
related adjustments and expenses	8,387	5,604	—	—	13,991
Asset impairment and decommission costs	43,738	31,097	—	423	75,258
Depreciation, amortization and accretion	74,215	61,286	1,872	3,556	140,929
Operating income (loss)	598,948	103,075	4,049	(28,244)	677,828
Other expense, net (principally interest
expense and other income)				(359,244)	(359,244)
Income before income taxes					318,584
Cash capital expenditures (3)	89,624	77,289	182	1,771	168,866

For the six months ended June 30, 2023
Revenues (1)	$911,588	$331,823	$110,605	$—	$1,354,016
Cost of revenues (2)	134,183	100,950	83,421	—	318,554
Operating profit	777,405	230,873	27,184	—	1,035,462
Selling, general, and administrative expenses	60,188	35,143	10,548	29,713	135,592
Acquisition and new business initiatives
related adjustments and expenses	5,805	5,205	—	—	11,010
Asset impairment and decommission costs	49,900	7,130	—	2,227	59,257
Depreciation, amortization and accretion	236,840	122,304	1,852	3,239	364,235
Operating income (loss)	424,672	61,091	14,784	(35,179)	465,368
Other expense, net (principally interest
expense and other income)				(148,512)	(148,512)
Income before income taxes					316,856
Cash capital expenditures (3)	95,578	55,112	1,070	1,591	153,351

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of June 30, 2024	$5,860,164	$3,502,379	$44,447	$379,188	$9,786,178
As of December 31, 2023	$5,876,648	$3,871,164	$66,001	$364,628	$10,178,441

(1)For the three months ended June 30, 2024 and 2023, site leasing revenue in Brazil was $93.1 million and $99.7 million, respectively. For the six months ended June 30, 2024 and 2023, site leasing revenue in Brazil was $190.5 million and $193.6 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.4 billion as of June 30, 2024 and December 31, 2023. Total international long-lived assets were $3.1 billion and $3.4 billion as of June 30, 2024 and December 31, 2023. Total long-lived assets in Brazil were $1.8 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to SBA
Communications Corporation	$162,830	$203,648	$317,372	$304,865
Denominator:
Basic weighted-average shares outstanding	107,462	108,355	107,782	108,244
Dilutive impact of stock options, RSUs, and PSUs	217	529	366	834
Diluted weighted-average shares outstanding	107,679	108,884	108,148	109,078
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.52	$1.88	$2.94	$2.82
Diluted	$1.51	$1.87	$2.93	$2.79

For the three and six months ended June 30, 2024 and 2023, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30,	December 31,
	2024	2023

Beginning balance	$35,047	$31,735
Net loss attributable to noncontrolling interests	(3,378)	(4,397)
Foreign currency translation adjustments	(324)	(899)
Contribution from joint venture partner	1,530	1,200
Adjustment to redemption amount	7,942	7,408
Ending balance	$40,817	$35,047

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of June 30, 2024, the Company has an interest rate swap agreement on its 2024 Term Loan which swaps $1.95 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025. Additionally, the Company has a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum. The forward-starting swap has an effective start date of March 31, 2025 and a maturity date of April 11, 2028.

As of June 30, 2024, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2024	2023

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$74,573	$104,674
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$—	$19,573

Accumulated other comprehensive loss, net includes an aggregate $54.1 million gain and a $51.5 million gain as of June 30, 2024 and December 31, 2023, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six months ended June 30, 2024 and 2023.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(14,816)	$7,856	$(10,528)	$(23,540)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$6,579	$7,460	$13,158	$16,468

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 98.7% of our total segment operating profit for the six months ended June 30, 2024. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2024, we owned 39,744 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of June 30, 2024, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2024. In addition, as of June 30, 2024, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into (1) individual tenant site leases with us, each of which relates to the lease or use of space at an individual site or (2) master lease agreements (“MLA”) with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a MLA is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of June 30, 2024, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
Segment operating profit as a percentage of	June 30,		June 30,

total operating profit	2024	2023	2024	2023

Domestic site leasing	76.6%	74.8%	76.3%	75.0%
International site leasing	22.1%	22.7%	22.4%	22.4%
Total site leasing	98.7%	97.5%	98.7%	97.4%

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

During the remainder of 2024, we expect organic site leasing revenue in both our domestic and international segments to increase over 2023 levels, on a currency neutral basis, due in part to wireless carriers deploying unused spectrum. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

During the first quarter of 2024, we completed our assessment on the remaining estimated useful lives of our towers and intangible assets. We concluded through our assessment that, for U.S. GAAP purposes, we should modify our current estimates for asset lives based on our historical operating experience and the findings obtained by our independent consultant. We previously depreciated our towers on a straight-line basis over the shorter of the (i) term of the underlying ground lease (including renewal options) taking into account residual value or (ii) estimated useful life of a tower, which we had historically estimated to be 15 years. Based on our assessment, we revised the estimated useful lives of our towers and certain related intangible assets (which are amortized on a similar basis to our tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. We accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $102.7 million ($93.0 million after tax, or an increase of $0.86 per diluted share) and $205.4 million ($186.0 million after tax, or an increase of $1.72 per diluted share) for the three and six months ended June 30, 2024, respectively. This change in useful lives is expected to reduce depreciation and amortization expense by approximately $411.5 million ($372.5 million after tax, or an increase of $3.44 per diluted share) for the year ended December 31, 2024.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$463,204	$456,754	$—	$6,450	1.4%
International site leasing	163,253	169,389	(7,011)	875	0.5%
Site development	34,020	52,357	—	(18,337)	(35.0%)
Total	$660,477	$678,500	$(7,011)	$(11,012)	(1.6%)
Cost of Revenues
Domestic site leasing	$65,489	$64,434	$—	$1,055	1.6%
International site leasing	48,642	50,580	(2,443)	505	1.0%
Site development	27,137	39,236	—	(12,099)	(30.8%)
Total	$141,268	$154,250	$(2,443)	$(10,539)	(6.8%)
Operating Profit
Domestic site leasing	$397,715	$392,320	$—	$5,395	1.4%
International site leasing	114,611	118,809	(4,568)	370	0.3%
Site development	6,883	13,121	—	(6,238)	(47.5%)

Revenues

Domestic site leasing revenues increased $6.5 million for the three months ended June 30, 2024, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments, (due in part to our 2023 MLA with AT&T) and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 87 towers acquired and 19 towers built since April 1, 2023, partially offset by lease non-renewals.

International site leasing revenues decreased $6.1 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $0.9 million. These changes were primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 118 towers acquired and 445 towers built since April 1, 2023, partially offset by lease non-renewals and a decrease in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 14.9% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $18.3 million for the three months ended June 30, 2024, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $5.4 million for the three months ended June 30, 2024, as compared to the prior year, primarily due to additional profit generated by (1) organic site leasing growth as noted above, (2) towers acquired and built since April 1, 2023, and (3) continued control of our site leasing cost of revenue, partially offset by lease non-renewals.

International site leasing segment operating profit decreased $4.2 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $0.4 million. These changes were primarily due to additional profit generated by (1) organic site leasing growth as noted above, (2) towers acquired and built since April 1, 2023, and (3) continued control of our site leasing cost of revenue, partially offset by lease non-renewals.

Site development segment operating profit decreased $6.2 million for the three months ended June 30, 2024, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon Wireless.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$33,608	$28,445	$—	$5,163	18.2%
International site leasing	15,775	18,413	(682)	(1,956)	(10.6%)
Total site leasing	$49,383	$46,858	$(682)	$3,207	6.8%
Site development	2,944	4,471	—	(1,527)	(34.2%)
Other	10,049	12,054	—	(2,005)	(16.6%)
Total	$62,376	$63,383	$(682)	$(325)	(0.5%)

Selling, general, and administrative expenses decreased $1.0 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $0.3 million. These changes were driven primarily by the $3.1 million Oi reserve recorded in the second quarter of 2023, partially offset by increases in personnel and other support related costs and non-cash compensation expense.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$13,825	$30,465	$—	$(16,640)	(54.6%)
International site leasing	17,362	2,244	(258)	15,376	685.2%
Total site leasing	$31,187	$32,709	$(258)	$(1,264)	(3.9%)
Other	423	158	—	265	167.7%
Total	$31,610	$32,867	$(258)	$(999)	(3.0%)

Domestic asset impairment and decommission costs decreased $16.6 million for the three months ended June 30, 2024, as compared to the prior year. This change was primarily as a result of decreased impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by an increase in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $15.1 for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $15.4 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and an increase in tower decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$33,870	$117,353	$—	$(83,483)	(71.1%)
International site leasing	27,457	61,892	(1,180)	(33,255)	(53.7%)
Total site leasing	$61,327	$179,245	$(1,180)	$(116,738)	(65.1%)
Site development	1,038	936	—	102	10.9%
Other	1,814	1,639	—	175	10.7%
Total	$64,179	$181,820	$(1,180)	$(116,461)	(64.1%)

Depreciation, accretion, and amortization expense decreased $117.6 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $116.5 million. These changes were primarily due to the change in estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 30 years and the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since April 1, 2023.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$313,323	$213,484	$—	$99,839	46.8%
International site leasing	50,532	33,880	(2,266)	18,918	55.8%
Total site leasing	$363,855	$247,364	$(2,266)	$118,757	48.0%
Site development	2,901	7,714	—	(4,813)	(62.4%)
Other	(12,286)	(13,851)	—	1,565	(11.3%)
Total	$354,470	$241,227	$(2,266)	$115,509	47.9%

Domestic site leasing operating income increased $99.8 million for the three months ended June 30, 2024, as compared to the prior year, primarily due to decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs and higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses.

International site leasing operating income increased $16.7 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $18.9 million. These changes were primarily due to decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

Site development operating income decreased $4.8 million for the three months ended June 30, 2024, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile, DISH Wireless, and Verizon Wireless.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$7,046	$4,683	$(140)	$2,503	53.4%
Interest expense	(97,530)	(101,288)	89	3,669	(3.6%)
Non-cash interest expense	(7,080)	(7,518)	—	438	(5.8%)
Amortization of deferred financing fees	(4,932)	(5,044)	—	112	(2.2%)
Other (expense) income, net	(104,859)	40,732	(144,454)	(1,137)	153.6%
Total	$(207,355)	$(68,435)	$(144,505)	$5,585	(5.1%)

Interest income increased $2.4 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, interest income increased $2.5 million. These changes were primarily due to a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $3.8 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, interest expense decreased $3.7 million. This change was primarily due to a lower average principal amount of cash-interest bearing debt outstanding accruing interest, partially offset by a higher interest rate on said debt as compared to the prior year.

Other (expense) income, net includes a $100.9 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2024, while the prior year period included a $43.3 million gain.

Benefit for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Benefit for income taxes	$12,337	$29,178	$50,843	$(67,684)	(153.2%)

Benefit for income taxes decreased $16.8 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, provision for income taxes increased $67.7 million primarily due to an increase in domestic deferred taxes related to the release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary in the prior year.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$159,452	$201,970	$(95,928)	$53,410	30.4%

Net income decreased $42.5 million for the three months ended June 30, 2024, as compared to the prior year. On a constant currency basis, net income increased $53.4 million. These changes were primarily due to increases in site leasing operating income (inclusive of a $93.0 million benefit related to our revision of the estimated useful lives of our towers and certain intangible assets), interest income, and other (expense) income, net, and a decrease in interest expense, partially offset by an increase in provision for income taxes and a decrease in site development operating income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$924,703	$911,588	$—	$13,115	1.4%
International site leasing	330,030	331,823	(5,068)	3,275	1.0%
Site development	63,606	110,605	—	(46,999)	(42.5%)
Total	$1,318,339	$1,354,016	$(5,068)	$(30,609)	(2.3%)
Cost of Revenues
Domestic site leasing	$131,459	$134,183	$—	$(2,724)	(2.0%)
International site leasing	97,485	100,950	(2,442)	(1,023)	(1.0%)
Site development	50,315	83,421	—	(33,106)	(39.7%)
Total	$279,259	$318,554	$(2,442)	$(36,853)	(11.6%)
Operating Profit
Domestic site leasing	$793,244	$777,405	$—	$15,839	2.0%
International site leasing	232,545	230,873	(2,626)	4,298	1.9%
Site development	13,291	27,184	—	(13,893)	(51.1%)

Revenues

Domestic site leasing revenues increased $13.1 million for the six months ended June 30, 2024, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments (due in part to our 2023 MLA with AT&T) and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 92 towers acquired and 22 towers built since January 1, 2023, partially offset by lease non-renewals.

International site leasing revenues decreased $1.8 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $3.3 million. These changes were primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 127 towers acquired and 494 towers built since January 1, 2023, partially offset by lease non-renewals and a decrease in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 15.2% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $47.0 million for the six months ended June 30, 2024, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon Wireless.

Operating Profit

Domestic site leasing segment operating profit increased $15.8 million for the six months ended June 30, 2024, as compared to the prior year, primarily due to additional profit generated by (1) organic site leasing growth as noted above, (2) towers acquired and built since January 1, 2023, and (3) continued control of our site leasing cost of revenue, partially offset by lease non-renewals.

International site leasing segment operating profit increased $1.7 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $4.3 million. These changes were primarily due to additional profit generated by (1) organic site leasing growth as noted above, (2) towers acquired and built since January 1, 2023, and (3) continued control of our site leasing cost of revenue, partially offset by lease non-renewals.

Site development segment operating profit decreased $13.9 million for the six months ended June 30, 2024, as compared to the prior year, as a result of decreased carrier activity driven primarily by T-Mobile, DISH Wireless, and Verizon Wireless.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$67,956	$60,188	$—	$7,768	12.9%
International site leasing	31,483	35,143	(589)	(3,071)	(8.7%)
Total site leasing	$99,439	$95,331	$(589)	$4,697	4.9%
Site development	7,370	10,548	—	(3,178)	(30.1%)
Other	24,265	29,713	—	(5,448)	(18.3%)
Total	$131,074	$135,592	$(589)	$(3,929)	(2.9%)

Selling, general, and administrative expenses decreased $4.5 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $3.9 million. These changes were driven primarily by a decrease in non-cash compensation expense as well as the $3.1 million Oi reserve recorded in the second quarter of 2023, partially offset by an increase in personnel and other support related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$8,387	$5,805	$—	$2,582	44.5%
International site leasing	5,604	5,205	(182)	581	11.2%
Total	$13,991	$11,010	$(182)	$3,163	28.7%

Acquisition and new business initiatives related adjustments and expenses increased $3.0 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $3.2 million. These changes were primarily as a result of an increase in our third party acquisition and integration costs as well as higher new business initiative activity as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$43,738	$49,900	$—	$(6,162)	(12.3%)
International site leasing	31,097	7,130	(380)	24,347	341.5%
Total site leasing	$74,835	$57,030	$(380)	$18,185	31.9%
Other	423	2,227	—	(1,804)	(81.0%)
Total	$75,258	$59,257	$(380)	$16,381	27.6%

Domestic asset impairment and decommission costs decreased $6.2 million for the six months ended June 30, 2024, as compared to the prior year. This change was primarily as a result of a decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by an increase in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $24.0 for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $24.3 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and an increase in tower decommission costs.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$74,215	$236,840	$—	$(162,625)	(68.7%)
International site leasing	61,286	122,304	(778)	(60,240)	(49.3%)
Total site leasing	$135,501	$359,144	$(778)	$(222,865)	(62.1%)
Site development	1,872	1,852	—	20	1.1%
Other	3,556	3,239	—	317	9.8%
Total	$140,929	$364,235	$(778)	$(222,528)	(61.1%)

Depreciation, accretion, and amortization expense decreased $223.3 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $222.5 million. These changes were primarily due to the change in estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 30 years and the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2023.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$598,948	$424,672	$—	$174,276	41.0%
International site leasing	103,075	61,091	(697)	42,681	69.9%
Total site leasing	$702,023	$485,763	$(697)	$216,957	44.7%
Site development	4,049	14,784	—	(10,735)	(72.6%)
Other	(28,244)	(35,179)	—	6,935	(19.7%)
Total	$677,828	$465,368	$(697)	$213,157	45.8%

Domestic site leasing operating income increased $174.3 million for the six months ended June 30, 2024, as compared to the prior year, primarily due to decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs and higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $42.0 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $42.7 million. These changes were primarily due to decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses and higher segment operating profit, partially offset by an increase in asset impairment and decommission costs.

Site development operating income decreased $10.7 million for the six months ended June 30, 2024, as compared to the prior year, primarily due to lower segment operating profit driven by less activity from T-Mobile, DISH Wireless, and Verizon Wireless.

Other operating expense decreased $6.9 million for the six months ended June 30, 2024, as compared to the prior year, primarily due to decreases in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$14,360	$7,498	$(34)	$6,896	92.0%
Interest expense	(193,921)	(202,514)	159	8,434	(4.2%)
Non-cash interest expense	(15,523)	(21,757)	—	6,234	(28.7%)
Amortization of deferred financing fees	(10,221)	(10,032)	—	(189)	1.9%
Loss from extinguishment of debt, net	(4,428)	—	—	(4,428)	—%
Other (expense) income, net	(149,511)	78,293	(228,318)	514	(12.5%)
Total	$(359,244)	$(148,512)	$(228,193)	$17,461	(7.6%)

Interest income increased $6.9 million for the six months ended June 30, 2024, as compared to the prior year. This change was primarily due to interest received on a loan to an unconsolidated joint venture and a higher amount of interest-bearing deposits held, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $8.6 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, interest expense decreased $8.4 million. This change was primarily due to a lower average principal amount of cash-interest bearing debt outstanding accruing interest, partially offset by a higher interest rate on said debt as compared to the prior year.

Non-cash interest expense decreased $6.2 million for the six months ended June 30, 2024, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Loss from extinguishment of debt, net was $4.4 million for the six months ended June 30, 2024 due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2018 Term Loan in January 2024.

Other (expense) income, net includes a $143.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the six months ended June 30, 2024, while the prior year period included an $85.3 million gain.

Provision for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(4,590)	$(14,331)	$78,931	$(69,190)	(463.9%)

Provision for income taxes decreased $9.7 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, provision for income taxes increased $69.2 million. These changes were primarily due to an increase in domestic deferred taxes related to the release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary in the prior year.

Net Income:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$313,994	$302,525	$(149,959)	$161,428	64.7%

Net income increased $11.5 million for the six months ended June 30, 2024, as compared to the prior year. On a constant currency basis, net income increased $161.4 million. These changes were primarily due to increases in site leasing operating income (inclusive of a $186.0 million benefit related to our revision of the estimated useful lives of our towers and certain intangible assets), interest income, and other (expense) income, net, and decreases in interest expense and non-cash interest expense, partially offset by increases in provision for income taxes and loss from extinguishment of debt, net and a decrease in site development operating income.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$159,452	$201,970	$(95,928)	$53,410	30.4%
Non-cash straight-line leasing revenue	(5,466)	(7,480)	(24)	2,038	(27.2%)
Non-cash straight-line ground lease expense	(2,988)	(160)	(48)	(2,780)	1,737.5%
Non-cash compensation	18,598	18,252	(144)	490	2.7%
Loss from extinguishment of debt, net	—	—	—	—	—%
Other expense (income), net	104,859	(40,732)	144,454	1,137	153.6%
Acquisition and new business initiatives
related adjustments and expenses	6,574	4,953	(182)	1,803	36.4%
Asset impairment and decommission costs	31,610	32,867	(258)	(999)	(3.0%)
Interest income	(7,046)	(4,683)	140	(2,503)	53.4%
Interest expense (1)	109,542	113,850	(89)	(4,219)	(3.7%)
Depreciation, accretion, and amortization	64,179	181,820	(1,180)	(116,461)	(64.1%)
Benefit for income taxes (2)	(12,250)	(28,937)	(50,843)	67,530	(153.6%)
Adjusted EBITDA	$467,064	$471,720	$(4,102)	$(554)	(0.1%)

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$313,994	$302,525	$(149,959)	$161,428	64.7%
Non-cash straight-line leasing revenue	(9,558)	(14,329)	66	4,705	(32.8%)
Non-cash straight-line ground lease expense	(6,371)	564	(60)	(6,875)	(1,219.0%)
Non-cash compensation	40,067	44,456	(120)	(4,269)	(9.6%)
Loss from extinguishment of debt, net	4,428	—	—	4,428	—%
Other expense (income), net	149,511	(78,293)	228,318	(514)	12.5%
Acquisition and new business initiatives
related adjustments and expenses	13,991	11,010	(182)	3,163	28.7%
Asset impairment and decommission costs	75,258	59,257	(380)	16,381	27.6%
Interest income	(14,360)	(7,498)	34	(6,896)	92.0%
Interest expense (1)	219,665	234,303	(159)	(14,479)	(6.2%)
Depreciation, accretion, and amortization	140,929	364,235	(778)	(222,528)	(61.1%)
Provision for income taxes (2)	4,921	14,829	(78,929)	69,021	(478.7%)
Adjusted EBITDA	$932,475	$931,059	$(2,149)	$3,565	0.4%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)(Benefit) provision for income taxes includes $0.1 million and $0.2 million of franchise taxes for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.5 million of franchise taxes for the six months ended June 30, 2024 and 2023, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA decreased $4.7 million for the three months ended June 30, 2024, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA decreased $0.6 million. These changes were primarily due to a decrease in site development segment operating profit, partially offset by an increase in site leasing segment operating profit and a decrease in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $1.4 million for the six months ended June 30, 2024, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $3.6 million. These changes were primarily due to an increase in site leasing segment operating profit and a decrease in cash selling, general, and administrative expenses, partially offset by a decrease in site development segment operating profit.

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

A summary of our cash flows is as follows:

	For the six months ended June 30,
	2024	2023

	(in thousands)
Cash provided by operating activities	$720,046	$798,101
Cash used in investing activities	(206,518)	(258,346)
Cash used in financing activities	(467,935)	(474,888)
Change in cash, cash equivalents, and restricted cash	45,593	64,867
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(13,395)	1,359
Cash, cash equivalents, and restricted cash, beginning of period	250,946	189,283
Cash, cash equivalents, and restricted cash, end of period	$283,144	$255,509

Operating Activities

Cash provided by operating activities was $720.0 million for the six months ended June 30, 2024 as compared to $798.1 million for the six months ended June 30, 2023. The decrease was primarily due to increases in cash outflows associated with working capital changes related to the timing of customer payments and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit, partially offset by an increase in site leasing segment operating profit and interest income and a decrease in interest expense.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months ended June 30,
	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$(38,194)	$(22,351)
Land buyouts and other assets (1)	(22,828)	(17,386)
Construction and related costs	(57,884)	(46,579)
Augmentation and tower upgrades	(26,841)	(39,492)
Tower maintenance	(20,800)	(24,139)
General corporate	(2,319)	(2,373)
Other investing activities (2)(3)	(37,652)	(106,026)
Net cash used in investing activities	$(206,518)	$(258,346)

(1)Excludes $9.3 million and $7.9 million spent to extend ground lease terms for the six months ended June 30, 2024 and 2023, respectively.

(2)Includes amounts paid for the purchase of and received from the sale of short-term investments during the six months ended June 30, 2024 and 2023.

(3)The six months ended June 30, 2024 and 2023 includes $5.5 million and $83.0 million of loans to an unconsolidated joint venture, respectively.

Additionally, subsequent to June 30, 2024, we purchased or are under contract to purchase 106 communication sites which are expected to close prior to year-end at the time of this report for an aggregate consideration of $49.3 million in cash.

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

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended June 30,
	2024	2023

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$(60,000)	$(270,000)
Proceeds from issuance of Term Loans, net of fees (1)	2,274,815	—
Repayment of Term Loans (1)	(2,273,750)	(12,000)
Repurchase and retirement of common stock (2)	(200,019)	—
Payment of dividends on common stock	(213,464)	(186,070)
Proceeds from employee stock purchase/stock option plans	21,302	19,308
Payments related to taxes on stock options and restricted stock units	(18,061)	(27,377)
Other financing activities	1,242	1,251
Net cash used in financing activities	$(467,935)	$(474,888)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)For additional information regarding our share repurchase activity, refer to Part II Item 2 under “Issuer Purchases of Equity Securities” below.

Dividends

For the six months ended June 30, 2024, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million	March 28, 2024
April 29, 2024	May 23, 2024	$0.98	$105.3 million	June 18, 2024

Dividends paid in 2024 were ordinary taxable dividends.

Subsequent to June 30, 2024, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

July 28, 2024	August 22, 2024	$0.98	September 18, 2024

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2024, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2024, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 29, 2024, we filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the six months ended June 30, 2024, we did not issue any securities under this automatic shelf registration statement.

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

As of June 30, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

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

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	June 30, 2024 (1)	June 30, 2024 (2)

Revolving Credit Facility	6.415%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes our Revolving Credit Facility activity during the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

Beginning outstanding balance	$195,000	$675,000	$180,000	$720,000
Borrowings	70,000	—	195,000	140,000
Repayments	(145,000)	(225,000)	(255,000)	(410,000)
Ending outstanding balance	$120,000	$450,000	$120,000	$450,000

Subsequent to June 30, 2024, we repaid $90.0 million and borrowed $20.0 million under the Revolving Credit Facility, and as of the date of this filing, $50.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan accrues interest, at SBA Senior Finance II's election, at either the Base Rate plus 100 basis points (with a zero Base Rate floor) or at Term SOFR plus 200 basis points (with a floor of 0%). The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire the 2018 Term Loan and to pay related fees and expenses. In connection with the repayment, we expensed $3.3 million of net deferred financing fees and $1.2 million of discount related to the debt. As of June 30, 2024, the 2024 Term Loan was accruing interest at 7.350% per annum.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million beginning on June 30, 2024. We incurred financing fees of approximately $19.4 million in relation to this transaction, which are being amortized through the maturity date.

During the three and six months ended June 30, 2024, we repaid an aggregate of $5.75 million of principal on the 2024 Term Loan. As of June 30, 2024, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of June 30, 2024, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,877 tower sites owned by the Borrowers as of June 30, 2024. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of June 30, 2024:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of June 30, 2024:

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

Debt Covenants

As of June 30, 2024, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of June 30, 2024:

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

Debt Service

As of June 30, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended June 30, 2025 based on the amounts outstanding as of June 30, 2024 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$10,330
2024 Term Loan (2)	110,315
2014-2C Tower Securities	632,982
2019-1C Tower Securities	1,198,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$2,201,539

(1)As of June 30, 2024, $120.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2024, we repaid $90.0 million and borrowed $20.0 million under the Revolving Credit Facility, and as of the date of this filing, $50.0 million was outstanding.

(2)Total debt service on the 2024 Term Loan includes the impact of the interest rate swap which swaps $1.95 billion of notional value accruing interest at Term SOFR plus 200 basis points for an all-in fixed rate of 2.050% per annum through March 31, 2025 and the forward-starting interest rate swap, which will swap $1.0 billion of notional value accruing interest at Term SOFR plus 200 basis points for an all-in fixed rate of 5.830% per annum beginning March 31, 2025 through April 11, 2028.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$—	$120,000	$120,000	$120,000
2024 Term Loan	11,500	23,000	23,000	23,000	23,000	2,190,750	2,294,250	2,297,118
2014-2C Tower Securities (1)	620,000	—	—	—	—	—	620,000	615,350
2019-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,138,007
2020-1C Tower Securities (1)	—	—	750,000	—	—	—	750,000	680,460
2020-2C Tower Securities (1)	—	—	—	—	600,000	—	600,000	520,554
2021-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,016,556
2021-2C Tower Securities (1)	—	—	—	895,000	—	—	895,000	769,986
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	684,684
2022-1C Tower Securities (1)	—	—	—	—	850,000	—	850,000	870,281
2020 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,429,155
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,348,125
Total debt obligation	$631,500	$1,188,000	$1,938,000	$2,418,000	$1,473,000	$4,705,750	$12,354,250	$11,490,276

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of June 30, 2024. As of June 30, 2024, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.3% for the six months ended June 30, 2024.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss), net. For the six months ended June 30, 2024, approximately 22.0% of our revenues and approximately 31.2% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2024. As of June 30, 2024, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 1.0%, respectively, for the six months ended June 30, 2024.

As of June 30, 2024, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2024 would have resulted in approximately $125.7 million of unrealized gains or losses that would have been included in Other (expense) income, net in our Consolidated Statements of Operations for the six months ended June 30, 2024.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including our expectations and beliefs regarding:

•the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, including future spectrum auctions and the roll-out of 5G and fixed wireless;

•our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•the consolidation of domestic and international wireless service providers and the impact of such consolidation on our financial and operational results, including churn;

•our intent to grow our tower portfolio domestically and internationally and expand through acquisitions, new builds and organic lease up on existing towers;

•that our site leasing business is characterized by stable and long-term recurring revenues;

•that we will be able to continue to secure rights to the land underlying our towers, and the impact of such strategy on our financial and operational results;

•our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required for new builds and to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•our capital allocation strategies and the impact of these strategies on our future financial and operational results including our goal of increasing our Adjusted Funds From Operations per share;

•future our future liquidity requirements, including our debt service in 2024, and our ability to meet such requirements with cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•our ability to refinance in the near term a portion of our outstanding debt facility as well as the interest rates at which we will be able to refinance;

•the impact of our election to be taxed as a REIT on that strategy,

•that we will be able to grow our dividend rate in the future;

•the timing for closing of pending acquisitions;

•our election to be subject to tax as a REIT and our intent to continue to operate as a REIT;

•the use of NOLs to reduce REIT taxable income;

•the impact of compliance with applicable laws and regulations, including environmental laws, and various legal proceedings on our financial results and future business prospects; and

•the impact of certain tax and accounting matters on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date hereof, unless otherwise required by law. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•developments in, and macroeconomic influences on, the wireless communications industry in general, and for wireless communications infrastructure providers in particular, in the domestic and international markets in which we operate ;

•the ability and willingness of carriers to invest in their networks in such markets;

•the impact of consolidation among wireless service providers, including on our churn rates;

•the increasing competitive environment in the markets in which we operate and the impact on our ability (i) to retain and renew at anticipated lease rates our current customers and (ii) to identify and close sufficient volume of tower acquisitions that satisfy our investment criteria to meet our portfolio growth expectations;

•the ability of DISH Wireless to become and compete as a nationwide carrier;

•the impact of interest rates on our results of operations and the timing of, and ability to, refinance our maturing existing indebtedness at commercially reasonable rates or at all;

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

•our ability to successfully manage the risks associated with our acquisitions, including our ability to satisfactorily complete due diligence on acquired towers, our ability to accurately anticipate the future performance of the acquired towers, our ability to receive required regulatory approval, and, once acquired, our ability to effectively integrate acquired towers into our business and to achieve the financial results projected in our valuation models for the acquired towers;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2024. Based on such evaluation, such officers have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the second quarter of 2024:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

4/1/2024 - 4/30/2024	439,988	$213.30	439,988	$204,727,149
5/1/2024 - 5/31/2024	—	$—	—	$204,727,149
6/1/2024 - 6/30/2024	—	$—	—	$204,727,149
Total	439,988	$213.30	439,988	$204,727,149

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

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

August 2, 2024	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

August 2, 2024	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s