Form 10-Q
period 2024-09-30
SBA COMMUNICATIONS CORP
filed 2024-11-01
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,522,616 shares of Class A common stock as of October 23, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$186,339	$208,547
Restricted cash	61,019	38,129
Accounts receivable, net	111,018	182,746
Costs and estimated earnings in excess of billings on uncompleted contracts	24,742	16,252
Prepaid expenses and other current assets	67,149	38,593
Total current assets	450,267	484,267
Property and equipment, net	2,783,921	2,711,719
Intangible assets, net	2,492,360	2,455,597
Operating lease right-of-use assets, net	2,322,890	2,240,781
Acquired and other right-of-use assets, net	1,379,281	1,473,601
Other assets	772,944	812,476
Total assets	$10,201,663	$10,178,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$54,438	$42,202
Accrued expenses	89,312	92,622
Current maturities of long-term debt	23,000	643,145
Deferred revenue	183,978	235,668
Accrued interest	32,088	57,496
Current lease liabilities	270,922	273,464
Other current liabilities	14,105	18,662
Total current liabilities	667,843	1,363,259
Long-term liabilities:
Long-term debt, net	12,296,479	11,681,170
Long-term lease liabilities	1,930,943	1,865,686
Other long-term liabilities	432,158	404,161
Total long-term liabilities	14,659,580	13,951,017
Redeemable noncontrolling interests	49,092	35,047
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,506 shares and
108,050 shares issued and outstanding at September 30, 2024 and December 31, 2023,
respectively	1,075	1,080
Additional paid-in capital	2,941,520	2,894,060
Accumulated deficit	(7,393,799)	(7,450,824)
Accumulated other comprehensive loss, net	(723,648)	(615,198)
Total shareholders' deficit	(5,174,852)	(5,170,882)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,201,663	$10,178,441

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

Revenues:
Site leasing	$625,697	$637,440	$1,880,430	$1,880,851
Site development	41,898	45,104	105,504	155,709
Total revenues	667,595	682,544	1,985,934	2,036,560
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	117,948	118,277	346,893	353,411
Cost of site development	32,391	31,493	82,705	114,914
Selling, general, and administrative expenses (1)	60,087	64,821	191,161	200,412
Acquisition and new business initiatives related
adjustments and expenses	5,388	5,612	19,379	16,622
Asset impairment and decommission costs	12,670	33,063	87,928	92,320
Depreciation, accretion, and amortization	63,515	180,674	204,444	544,909
Total operating expenses	291,999	433,940	932,510	1,322,588
Operating income	375,596	248,604	1,053,424	713,972
Other income (expense):
Interest income	6,999	5,266	21,359	12,765
Interest expense	(95,711)	(99,322)	(289,632)	(301,835)
Non-cash interest expense	(7,192)	(7,898)	(22,715)	(29,655)
Amortization of deferred financing fees	(5,185)	(5,097)	(15,405)	(15,129)
Loss from extinguishment of debt, net	—	—	(4,428)	—
Other income (expense), net	23,700	(48,330)	(125,811)	29,961
Total other expense, net	(77,389)	(155,381)	(436,632)	(303,893)
Income before income taxes	298,207	93,223	616,792	410,079
Provision for income taxes	(42,316)	(7,861)	(46,906)	(22,192)
Net income	255,891	85,362	569,886	387,887
Net loss attributable to noncontrolling interests	2,643	2,057	6,020	4,397
Net income attributable to SBA Communications
Corporation	$258,534	$87,419	$575,906	$392,284
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.41	$0.81	$5.35	$3.62
Diluted	$2.40	$0.80	$5.33	$3.60
Weighted-average number of common shares
Basic	107,486	108,373	107,683	108,288
Diluted	107,922	108,891	108,072	109,017

(1)Includes non-cash compensation of $15,732 and $20,615 for the three months ended September 30, 2024 and 2023, respectively, and $54,376 and $63,709 for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2024	2023	2024	2023

Net income	$255,891	$85,362	$569,886	$387,887
Adjustments related to interest rate swaps	(45,034)	(9,489)	(42,404)	(16,561)
Foreign currency translation adjustments	22,827	(29,688)	(66,708)	11,867
Comprehensive income	233,684	46,185	460,774	383,193
Comprehensive loss attributable to noncontrolling interests	2,980	2,499	6,682	5,296
Comprehensive income attributable to SBA
Communications Corporation	$236,664	$48,684	$467,456	$388,489

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2024	107,471	$1,075	$2,930,332	$(7,546,370)	$(701,778)	$(5,316,741)
Net income attributable to SBA
Communications Corporation	—	—	—	258,534	—	258,534
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	35	—	5,715	—	—	5,715
Non-cash stock compensation	—	—	16,728	—	—	16,728
Adjustments related to interest rate swaps	—	—	—	—	(45,034)	(45,034)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	23,164	23,164
Dividends and dividend equivalents
on common stock	—	—	—	(105,963)	—	(105,963)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(11,255)	—	—	(11,255)
BALANCE, September 30, 2024	107,506	$1,075	$2,941,520	$(7,393,799)	$(723,648)	$(5,174,852)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2023	108,050	$1,080	$2,894,060	$(7,450,824)	$(615,198)	$(5,170,882)
Net income attributable to SBA
Communications Corporation	—	—	—	575,906	—	575,906
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	391	4	8,903	—	—	8,907
Non-cash stock compensation	—	—	57,754	—	—	57,754
Adjustments related to interest rate swaps	—	—	—	—	(42,404)	(42,404)
Repurchase and retirement of common stock	(935)	(9)	—	(200,010)	—	(200,019)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(66,046)	(66,046)
Dividends and dividend equivalents
on common stock	—	—	—	(318,871)	—	(318,871)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(19,197)	—	—	(19,197)
BALANCE, September 30, 2024	107,506	$1,075	$2,941,520	$(7,393,799)	$(723,648)	$(5,174,852)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$569,886	$387,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	204,444	544,909
Loss (gain) on remeasurement of U.S. denominated intercompany loans	119,526	(38,752)
Non-cash compensation expense	56,439	65,830
Non-cash asset impairment and decommission costs	73,959	81,067
Loss from extinguishment of debt, net	4,428	—
Deferred and non-cash income tax provision (benefit)	17,053	(1,462)
Other non-cash items reflected in the Statements of Operations	48,875	61,331
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	53,280	58,673
Prepaid expenses and other assets	(16,998)	(23,501)
Operating lease right-of-use assets, net	101,070	111,310
Accounts payable and accrued expenses	(6,576)	(18,257)
Accrued interest	(24,838)	(23,767)
Long-term lease liabilities	(109,074)	(103,815)
Other liabilities	(66,777)	10,329
Net cash provided by operating activities	1,024,697	1,111,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(268,409)	(92,851)
Capital expenditures	(172,600)	(173,976)
Purchase of investments	(1,204,628)	(1,005,143)
Proceeds from sale of investments	1,179,250	1,005,003
Other investing activities	(14,033)	(94,909)
Net cash used in investing activities	(480,420)	(361,876)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	370,000	190,000
Repayments under Revolving Credit Facility	(390,000)	(540,000)
Proceeds from issuance of Term Loans, net of fees	2,274,815	—
Repayment of Term Loans	(2,279,500)	(18,000)
Repurchase and retirement of common stock	(200,019)	(53,652)
Payment of dividends on common stock	(318,808)	(278,201)
Proceeds from employee stock purchase/stock option plans	27,144	21,058
Payments related to taxes on stock options and restricted stock units	(18,187)	(27,472)
Other financing activities	707	603
Net cash used in financing activities	(533,848)	(705,664)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,883)	(1,441)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	546	42,801
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	250,946	189,283
End of period	$251,492	$232,084

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$314,700	$325,799
Income taxes	$25,978	$20,290

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,256	$46,909
Operating lease modifications and reassessments	$214,108	$15,680
Right-of-use assets obtained in exchange for new finance lease liabilities	$154	$1,954

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

During the first quarter of 2024, the Company completed its assessment on the remaining estimated useful lives of its towers and intangible assets. The Company concluded through its assessment that, for U.S. GAAP purposes, it should modify its current estimates for asset lives based on its historical operating experience and the findings obtained by its independent consultant. The Company previously depreciated its towers on a straight-line basis over the shorter of the (i) term of the underlying ground lease (including renewal options) taking into account residual value or (ii) estimated useful life of a tower, which the Company had historically estimated to be 15 years. Based on its assessment, the Company revised the estimated useful lives of its towers and certain related intangible assets (which are amortized on a similar basis to its tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. The Company accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $103.0 million ($93.3 million after tax, or an increase of $0.86 per diluted share) and $308.5 million ($279.2 million after tax, or an increase of $2.58 per diluted share) for the three and nine months ended September 30, 2024, respectively. This change in useful lives is expected to reduce depreciation and amortization expense by approximately $411.5 million ($372.5 million after tax, or an increase of $3.45 per diluted share) for the year ended December 31, 2024.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $16.2 million gain and a $31.2 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2024 and 2023, respectively, and a $78.5 million loss and a $24.1 million gain, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company funded $9.3 million and $132.1 million was repaid under its intercompany loan agreements. As of September 30, 2024 and December 31, 2023, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.2 billion and $1.3 billion, respectively.

Accounting Standards Updates

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance reportable segment disclosures, primarily through additional disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), along with disclosure of the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application to all prior periods presented. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued new guidance requiring public companies to provide improved income tax disclosures on an annual basis, primarily through enhanced disclosures related to rate reconciliation and income taxes paid information. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

	(in thousands)
Asset impairment (1)	$8,920	$27,676	$61,964	$74,372
Write-off of carrying value of decommissioned towers	698	1,619	12,242	4,451
Other (including tower and equipment decommission costs)	3,052	3,768	13,722	13,497
Total asset impairment and decommission costs	$12,670	$33,063	$87,928	$92,320

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $26.6 million and $24.5 million as of September 30, 2024 and December 31, 2023, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three or nine months ended September 30, 2024 and 2023.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of September 30, 2024 and December 31, 2023, the Company had $16.2 million and $1.0 million of short-term investments, respectively. For the nine months ended September 30, 2024, the Company purchased and sold $1.2 billion of short-term investments. For the nine months ended September 30, 2023, the Company purchased and sold $1.0 billion of short-term investments.

The Company determines fair value of its debt and derivative instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable spread to the Eurodollar Rate and Term SOFR Rate was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2024	December 31, 2023	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$186,339	$208,547	Cash and cash equivalents
Securitization escrow accounts	53,885	31,852	Restricted cash - current asset
Payment, performance bonds, and other	7,134	6,277	Restricted cash - current asset
Surety bonds and workers compensation	4,134	4,270	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$251,492	$250,946

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.9 million and $6.1 million held in escrow as of September 30, 2024 and December 31, 2023 related to the Company’s acquisition activities.

Cash is pledged as collateral for surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2024 and December 31, 2023, the Company had $42.2 million and $42.0 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2024 and December 31, 2023, the Company had pledged $2.5 million and $2.4 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Costs incurred on uncompleted contracts	$58,392	$98,674
Estimated earnings	25,381	64,589
Billings to date	(61,823)	(152,608)
	$21,950	$10,655

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,742	$16,252
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(2,792)	(5,597)
	$21,950	$10,655

At September 30, 2024 and December 31, 2023, the two largest customers comprised 91.6% and 84.6%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Short-term investments	$16,245	$1,046
Prepaid real estate taxes	5,099	3,522
Interest receivable	6,996	2,102
Prepaid insurance	3,058	1,522
Prepaid taxes	11,870	9,064
Prepaid ground rent	2,911	3,712
Other current assets	20,970	17,625
Total prepaid expenses and other current assets	$67,149	$38,593

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Straight-line rent receivable	$420,783	$415,100
Interest rate swap asset (1)	44,934	104,674
Loans receivable (2)	164,775	148,104
Deferred lease costs, net	8,690	8,713
Deferred tax asset - long term	59,652	67,473
Long-term investments	26,587	24,540
Other	47,523	43,872
Total other assets	$772,944	$812,476

(1)Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)On March 17, 2023 (and as amended on August 25, 2023 and March 31, 2024), the Company entered into a loan with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, the Investee may borrow up to $115.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $42.0 million of delayed draw term loans. The final maturity date of the loans is January 31, 2025. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. The loans are collateralized by equity securities in the Investee. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. As of September 30, 2024, the outstanding principal balance of the loan was $114.2 million and was accruing interest at a blended rate of 9.947%.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$196,659	$41,060	$234,853	$63,411
Land buyouts and other assets (1)	10,728	12,054	33,556	29,440
Total cash acquisition capital expenditures	$207,387	$53,114	$268,409	$92,851

(1)Excludes $7.7 million and $6.7 million spent to extend ground lease terms for the three months ended September 30, 2024 and 2023, respectively, and excludes $17.0 million and $15.0 million spent to extend ground lease terms for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded these amounts in prepaid expenses and other current assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2024, the Company acquired 179 towers and related assets and liabilities consisting of $27.9 million of property and equipment, net, $211.1 million of intangible assets, net, $25.3 million of operating lease right-of-use assets, net, $4.6 million of acquisition related holdbacks, $18.1 million of long-term lease liabilities, and $6.8 million of other net liabilities assumed. During the nine months ended September 30, 2024, the Company concluded that for all of its tower acquisitions substantially all of the value is concentrated in a group of similar identifiable assets.

Subsequent to September 30, 2024, the Company entered into an agreement to purchase over 7,000 communication sites in Central America from Millicom International Cellular S.A. (“Millicom”) for approximately $975.0 million in cash. These sites are located in Guatemala, Honduras, Panama, El Salvador, and Nicaragua, with significantly all cash flows denominated in USD. Upon closing, Millicom will enter into country-specific Master Lease Agreements (“MLAs”) to lease back space on all acquired sites for an initial term of 15 years. The MLAs will also incorporate an extension to the Company’s approximately 1,500 existing site leases with Millicom for a new 15-year term. Additionally, as part of the purchase agreement, the Company and Millicom have agreed to a seven-year exclusivity right for the Company to build up to 2,500 build-to-suit sites in Central America for Millicom with new leases on any sites built having an initial lease term of 15 years. This transaction is expected to close, subject to antitrust approvals and other closing conditions, some time in 2025.

In addition to the Millicom transaction, subsequent to September 30, 2024, the Company purchased or is under contract to purchase 45 communication sites which are expected to close by the end of the first quarter of 2025 at the time of this report for an aggregate consideration of $16.3 million in cash.

The maximum potential obligation related to contingent consideration for closed acquisitions was $13.5 million and $17.9 million as of September 30, 2024 and December 31, 2023, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Towers and related assets (1)	$5,904,405	$5,850,608
Construction-in-process (2)	124,970	105,627
Furniture, equipment, and vehicles	81,984	76,031
Land, buildings, and improvements	957,023	927,235
Total property and equipment	7,068,382	6,959,501
Less: accumulated depreciation	(4,284,461)	(4,247,782)
Property and equipment, net	$2,783,921	$2,711,719

(1)Includes amounts related to the Company’s data centers.

(2)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

Depreciation expense was $25.8 million and $68.2 million for the three months ended September 30, 2024 and 2023, respectively, and $89.4 million and $206.6 million for the nine months ended September 30, 2024 and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased depreciation expense for the three and nine months ended September 30, 2024 when compared to the comparable prior year period. At September 30, 2024 and December 31, 2023, unpaid capital expenditures that are included in accounts payable and accrued expenses were $12.4 million and $6.5 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2024			As of December 31, 2023
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,293,814	$(3,382,530)	$1,911,284	$5,253,563	$(3,394,009)	$1,859,554
Network location intangibles	1,919,993	(1,338,917)	581,076	1,926,226	(1,330,183)	596,043
Intangible assets, net	$7,213,807	$(4,721,447)	$2,492,360	$7,179,789	$(4,724,192)	$2,455,597

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $26.4 million and $100.4 million for the three months ended September 30, 2024 and 2023, respectively and $79.8 million and $303.5 million for the nine months ended September 30, 2024 and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased amortization expense for the three and nine months ended September 30, 2024 when compared to the comparable prior year period.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Salaries and benefits	$23,989	$25,630
Real estate and property taxes	9,607	7,149
Unpaid capital expenditures	12,415	6,477
Acquisition related holdbacks	11,682	16,100
Other	31,619	37,266
Total accrued expenses	$89,312	$92,622

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2024			December 31, 2023
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility (1)	Jan. 25, 2029	$160,000	$160,000	$160,000	$180,000	$180,000	$180,000
2018 Term Loan (2)	Apr. 11, 2025	—	—	—	2,268,000	2,273,670	2,263,343
2024 Term Loan (2)	Jan. 25, 2031	2,288,500	2,292,802	2,265,228	—	—	—
2014-2C Tower Securities (3)(4)	Oct. 8, 2024	620,000	619,442	619,957	620,000	606,540	619,145
2019-1C Tower Securities (3)(4)	Jan. 12, 2025	1,165,000	1,126,240	1,164,264	1,165,000	1,115,313	1,162,348
2020-1C Tower Securities (4)	Jan. 9, 2026	750,000	724,395	748,050	750,000	682,350	746,937
2020-2C Tower Securities (4)	Jan. 11, 2028	600,000	515,172	597,058	600,000	520,530	596,419
2021-1C Tower Securities (4)	Nov. 9, 2026	1,165,000	1,006,047	1,159,838	1,165,000	1,015,437	1,158,059
2021-2C Tower Securities (4)	Apr. 9, 2027	895,000	762,030	890,457	895,000	772,125	889,152
2021-3C Tower Securities (4)	Oct. 9, 2031	895,000	677,605	888,034	895,000	686,581	887,365
2022-1C Tower Securities (4)	Jan. 11, 2028	850,000	876,486	842,829	850,000	850,221	841,429
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,465,830	1,492,258	1,500,000	1,438,815	1,489,965
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,378,125	1,491,506	1,500,000	1,338,750	1,490,153
Total debt		$12,388,500	$11,604,174	$12,319,479	$12,388,000	$11,480,332	$12,324,315
Less: current maturities of long-term debt				(23,000)			(643,145)
Total long-term debt, net of current maturities				$12,296,479			$11,681,170

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

(3)On October 11, 2024, the Company issued the 2024-1C Tower Securities and the 2024-2C Tower Securities (collectively the “2024 Tower Securities”) accruing interest at an all-in rate of 4.831% and 4.654%, respectively. Net proceeds from this offering were used to repay the aggregate principal amount of the 2014-2C Tower Securities ($620.0 million), and the remaining proceeds will be used to repay the aggregate principal amount of the 2019-1C Tower Securities ($1.165 billion), the 2019-1R Tower Securities ($61.4 million), and for general corporate purposes.

(4)The maturity date represents the anticipated repayment date for each issuance.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2024		2023		2024		2023
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2024	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	5.925%	$1,982	$—	$6,219	$—	$7,611	$—	$24,287	$—
2018 Term Loan	—	—	—	15,615	6,803	3,253	1,867	44,898	23,701
2024 Term Loan (1)	2.760%	16,072	6,747	—	—	45,670	18,381	—	—
2014-2C Tower Securities	3.869%	6,046	—	6,046	—	18,138	—	18,138	—
2019-1C Tower Securities	2.836%	8,357	—	8,357	—	25,072	—	25,072	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	10,793	—	10,793	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	10,619	—	10,619	—
2021-1C Tower Securities	1.631%	4,870	—	4,870	—	14,567	—	14,567	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	12,587	—	12,587	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	17,619	—	17,619	—
2022-1C Tower Securities	6.599%	14,094	—	14,094	—	42,281	—	42,281	—
2020 Senior Notes	3.875%	14,531	92	14,531	92	43,594	274	43,594	274
2021 Senior Notes	3.125%	11,719	—	11,719	—	35,156	—	35,156	—
Other		833	353	664	1,003	2,672	2,193	2,224	5,680
Total		$95,711	$7,192	$99,322	$7,898	$289,632	$22,715	$301,835	$29,655

(1)The 2024 Term Loan has a blended rate of 2.760%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 6.850% as of September 30, 2024. Refer to Note 17 for more information on the Company’s interest rate swap.

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

As of September 30, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

On October 2, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its Senior Credit Agreement to (1) reduce the stated rate of interest of the Initial Term Loans from, at SBA Senior Finance II’s election, the Base Rate plus 100 basis points or Term SOFR plus 200 basis points to, at SBA Senior Finance II’s election, the Base Rate plus 75 basis points or Term SOFR plus 175 basis points, and (2) amend certain other terms and conditions under the Senior Credit Agreement.

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

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	September 30, 2024 (1)	September 30, 2024 (2)

Revolving Credit Facility	5.925%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

Beginning outstanding balance	$120,000	$450,000	$180,000	$720,000
Borrowings	175,000	50,000	370,000	190,000
Repayments	(135,000)	(130,000)	(390,000)	(540,000)
Ending outstanding balance	$160,000	$370,000	$160,000	$370,000

Subsequent to September 30, 2024, the Company repaid $160.0 million under the Revolving Credit Facility, and as of the date of this filing, no amount remains outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, issued a term loan under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan (as amended on October 2, 2024) accrues interest, at SBA Senior Finance II's election, at either the Base Rate (with a zero Base Rate floor) plus 75 basis points or at Term SOFR (with a floor of 0%) plus 175 basis points. The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire the 2018 Term Loan and to pay related fees and expenses. In connection with the repayment, the Company expensed $3.3 million of net deferred financing fees and $1.2 million of discount related to the debt.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million. The Company incurred financing fees of approximately $19.4 million in connection with this transaction, which are being amortized through the maturity date.

During the three and nine months ended September 30, 2024, the Company repaid an aggregate of $5.75 million and $11.5 million of principal on the 2024 Term Loan, respectively. As of September 30, 2024, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of September 30, 2024, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

2014-2C Tower Securities

On October 11, 2024, the Company repaid the aggregate principal amount of the 2014-2C Tower Securities ($620.0 million) using proceeds from the issuance of the 2024 Tower Securities.

2024 Tower Securities

On October 11, 2024, the Company, through a New York common law trust (the “Trust”), issued $1.45 billion of 4.831% Secured Tower Revenue Securities Series 2024-1C, which have an anticipated repayment date of October 9, 2029 and a final maturity date of October 8, 2054 (the “2024-1C Tower Securities”) and $620.0 million of 5.115% Secured Tower Revenue Securities Series 2024-2C, which have an anticipated repayment date of October 8, 2027 and a final maturity date of October 8, 2054 (the “2024-2C Tower Securities”) (collectively the “2024 Tower Securities”). In anticipation of the issuance of the 2024-2C Tower Securities, the Company, through its wholly owned subsidiary, Senior Finance II, entered into a treasury lock agreement to fix the 2024-2C Tower Securities at an effective rate of 4.654%. The aggregate $2.07 billion of 2024 Tower Securities have a blended effective interest rate of 4.778% and a weighted average life through the anticipated repayment date of 4.4 years. Refer to Note 17 for more information on the Company’s treasury lock agreement.

Net proceeds from this offering were used to repay the aggregate principal amount of the 2014-2C Tower Securities ($620.0 million), and the remaining proceeds will be used to repay the aggregate principal amount of the 2019-1C Tower Securities ($1.165 billion), the 2019-1R Tower Securities ($61.4 million), and for general corporate purposes. $1.165 billion of the proceeds are being held in escrow, by the Trust, earning interest at the U.S. federal funds rate less 10 basis points until the repayment of the 2019-1C Tower Securities. The Company has incurred deferred financing fees of $17.6 million in connection with this transaction, which are being amortized through the anticipated repayment date of the 2024 Tower Securities.

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended, SBA Guarantor, an affiliate of SBA Depositor, purchased $108.7 million of Secured Tower Revenue Securities Series 2024-1R issued by the Trust. These securities have an anticipated repayment date of October 9, 2029 and a final maturity date of October 8, 2054 (the “2024-1R Tower Securities”). The fixed interest rate on the 2024-1R Tower Securities is 6.252% per annum, payable monthly. Principal and interest payments made on the 2024-1R Tower Securities eliminate in consolidation.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Registration of Additional Shares

On February 29, 2024, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities under its automatic shelf registration statement on Form S-3ASR. During the nine months ended September 30, 2024, the Company did not issue any securities under this automatic shelf registration statement.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

Total number of shares purchased (in millions) (1)	—	0.4	0.9	0.4
Average price per share (1)	$—	$197.75	$213.85	$197.75
Total purchase price (in millions) (1)	$—	$87.3	$200.0	$87.3

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the nine months ended September 30, 2024, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million (1)	March 28, 2024
April 29, 2024	May 23, 2024	$0.98	$105.3 million	June 18, 2024
July 28, 2024	August 22, 2024	$0.98	$105.3 million	September 18, 2024

(1)Amount reflected includes the payment of $1.9 million in dividend equivalents.

Dividends paid in 2024 were ordinary taxable dividends.

Subsequent to September 30, 2024, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

October 27, 2024	November 14, 2024	$0.98	December 12, 2024

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2024 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2023	1,340	$168.32
Exercised	(201)	$134.67
Forfeited/canceled	(2)	$197.91
Outstanding at September 30, 2024	1,137	$174.24	1.2	$76,424
Exercisable at September 30, 2024	1,115	$172.68	1.1	$76,160
Unvested at September 30, 2024	22	$252.81	8.3	$264

The total intrinsic value for options exercised during the nine months ended September 30, 2024 was $16.6 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2024:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2023	267	$269.08	368	$298.46
Granted	271	$216.26	59	$291.51
PSU adjustment (2)	—	$—	11	$236.63
Vested	(117)	$271.06	(155)	$236.32
Forfeited/canceled	(17)	$240.54	(5)	$361.20
Outstanding at September 30, 2024	404	$234.15	278	$313.75

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its U.S. taxable REIT subsidiary. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $382.3 million as of December 31, 2023, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2019. The Company disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $68.9 million. This range excludes penalties and interest, which as of such date would have been $86.8 million.

14.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s site leasing business includes two reportable segments, domestic site leasing and international site leasing. The Company’s business segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. The Company’s CODM utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level. The Company has applied the aggregation criteria to operations within the international site leasing segment on a basis that is consistent with management’s review of information and performance evaluations of the individual markets in this region.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below.

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2024	(in thousands)
Revenues (1)	$464,860	$160,837	$41,898	$—	$667,595
Cost of revenues (2)	68,908	49,040	32,391	—	150,339
Operating profit	395,952	111,797	9,507	—	517,256
Selling, general, and administrative expenses	32,114	15,258	2,849	9,866	60,087
Acquisition and new business initiatives
related adjustments and expenses	3,496	1,892	—	—	5,388
Asset impairment and decommission costs	1,337	10,989	—	344	12,670
Depreciation, amortization and accretion	34,636	26,098	895	1,886	63,515
Operating income (loss)	324,369	57,560	5,763	(12,096)	375,596
Other expense, net (principally interest
expense and other income)				(77,389)	(77,389)
Income before income taxes					298,207
Cash capital expenditures (3)	234,962	36,317	428	590	272,297

For the three months ended September 30, 2023
Revenues (1)	$468,371	$169,069	$45,104	$—	$682,544
Cost of revenues (2)	66,768	51,509	31,493	—	149,770
Operating profit	401,603	117,560	13,611	—	532,774
Selling, general, and administrative expenses	30,759	15,925	4,993	13,144	64,821
Acquisition and new business initiatives
related adjustments and expenses	2,369	3,243	—	—	5,612
Asset impairment and decommission costs	25,560	7,503	—	—	33,063
Depreciation, amortization and accretion	114,849	63,218	915	1,692	180,674
Operating income (loss)	228,066	27,671	7,703	(14,836)	248,604
Other expense, net (principally interest
expense and other income)				(155,381)	(155,381)
Income before income taxes					93,223
Cash capital expenditures (3)	81,886	31,583	1,280	681	115,430

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2024	(in thousands)
Revenues (1)	$1,389,563	$490,867	$105,504	$—	$1,985,934
Cost of revenues (2)	200,368	146,525	82,705	—	429,598
Operating profit	1,189,195	344,342	22,799	—	1,556,336
Selling, general, and administrative expenses	100,070	46,741	10,219	34,131	191,161
Acquisition and new business initiatives
related adjustments and expenses	11,883	7,496	—	—	19,379
Asset impairment and decommission costs	45,075	42,086	—	767	87,928
Depreciation, amortization and accretion	108,851	87,384	2,767	5,442	204,444
Operating income (loss)	923,316	160,635	9,813	(40,340)	1,053,424
Other expense, net (principally interest
expense and other income)				(436,632)	(436,632)
Income before income taxes					616,792
Cash capital expenditures (3)	324,586	113,606	610	2,361	441,163

For the nine months ended September 30, 2023
Revenues (1)	$1,379,959	$500,892	$155,709	$—	$2,036,560
Cost of revenues (2)	200,952	152,459	114,914	—	468,325
Operating profit	1,179,007	348,433	40,795	—	1,568,235
Selling, general, and administrative expenses	90,946	51,068	15,541	42,857	200,412
Acquisition and new business initiatives
related adjustments and expenses	8,174	8,448	—	—	16,622
Asset impairment and decommission costs	75,460	14,633	—	2,227	92,320
Depreciation, amortization and accretion	351,689	185,522	2,767	4,931	544,909
Operating income (loss)	652,738	88,762	22,487	(50,015)	713,972
Other expense, net (principally interest
expense and other income)				(303,893)	(303,893)
Income before income taxes					410,079
Cash capital expenditures (3)	177,464	86,695	2,350	2,272	268,781

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of September 30, 2024	$6,173,557	$3,641,169	$55,076	$331,861	$10,201,663
As of December 31, 2023	$5,876,648	$3,871,164	$66,001	$364,628	$10,178,441

(1)For the three months ended September 30, 2024 and 2023, site leasing revenue in Brazil was $89.3 million and $100.0 million, respectively. For the nine months ended September 30, 2024 and 2023, site leasing revenue in Brazil was $279.9 million and $293.6 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments.

Total domestic long-lived assets were $5.7 billion and $5.4 billion as of September 30, 2024 and December 31, 2023, respectively. Total international long-lived assets were $3.3 billion and $3.4 billion as of September 30, 2024 and December 31, 2023. Total long-lived assets in Brazil were $1.9 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to SBA
Communications Corporation	$258,534	$87,419	$575,906	$392,284
Denominator:
Basic weighted-average shares outstanding	107,486	108,373	107,683	108,288
Dilutive impact of stock options, RSUs, and PSUs	436	518	389	729
Diluted weighted-average shares outstanding	107,922	108,891	108,072	109,017
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.41	$0.81	$5.35	$3.62
Diluted	$2.40	$0.80	$5.33	$3.60

For the three and nine months ended September 30, 2024 and 2023, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30,	December 31,
	2024	2023

Beginning balance	$35,047	$31,735
Net loss attributable to noncontrolling interests	(6,020)	(4,397)
Foreign currency translation adjustments	(662)	(899)
Contribution from joint venture partner	1,530	1,200
Adjustment to redemption amount	19,197	7,408
Ending balance	$49,092	$35,047

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of September 30, 2024, the Company has an interest rate swap agreement on its 2024 Term Loan (as amended on October 2, 2024) which swaps $1.95 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 1.800% per annum through March 31, 2025.

On November 3, 2023, the Company entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 5.580% per annum. On September 6, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into an additional forward-starting interest rate swap agreement to swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 4.750% per annum (collectively the “forward-starting swaps”). The forward-starting swaps have an effective start date of March 31, 2025 (coinciding with the expiration date of the current 0.050%, $1.95 billion notional value swap) and a maturity date of April 11, 2028. The combined notional value of both forward-starting swaps of $2.0 billion will effectively fix one month term SOFR for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

On September 11, 2024, the Company entered into a treasury lock agreement to fix the three-year treasury rate at 3.3985% for $620.0 million of notional value related to the 2024-2C Tower Securities issued on October 11, 2024. The treasury lock agreement was terminated and settled upon issuance of the 2024-2C Tower Securities, and the Company recognized an $8.2 million gain in other comprehensive income which is being amortized to interest expense over the life of the 2024-2C Tower Securities. After consideration of the treasury lock agreement, the all-in fixed rate on the 2024-2C Tower Securities is 4.654% per annum.

As of September 30, 2024, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2024	2023

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$44,934	$104,674
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$21,975	$19,573

Accumulated other comprehensive loss, net includes an aggregate $9.1 million gain and a $51.5 million gain as of September 30, 2024 and December 31, 2023, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine months ended September 30, 2024 and 2023.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(51,613)	$(16,068)	$(62,141)	$(39,608)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$6,579	$6,579	$19,737	$23,047

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, South Africa, the Philippines, and Tanzania. Our primary business line is our site leasing business, which contributed 98.5% of our total segment operating profit for the nine months ended September 30, 2024. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2024, we owned 39,762 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, South Africa, the Philippines, and Tanzania. As of September 30, 2024, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2024. In addition, as of September 30, 2024, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of September 30, 2024, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the nine months ended
Segment operating profit as a percentage of	September 30,		September 30,

total operating profit	2024	2023	2024	2023

Domestic site leasing	76.5%	75.4%	76.4%	75.1%
International site leasing	21.7%	22.0%	22.1%	22.3%
Total site leasing	98.2%	97.4%	98.5%	97.4%

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

During the first quarter of 2024, we completed our assessment on the remaining estimated useful lives of our towers and intangible assets. We concluded through our assessment that, for U.S. GAAP purposes, we should modify our current estimates for asset lives based on our historical operating experience and the findings obtained by our independent consultant. We previously depreciated our towers on a straight-line basis over the shorter of the (i) term of the underlying ground lease (including renewal options) taking into account residual value or (ii) estimated useful life of a tower, which we had historically estimated to be 15 years. Based on our assessment, we revised the estimated useful lives of our towers and certain related intangible assets (which are amortized on a similar basis to our tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. We accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $103.0 million ($93.3 million after tax, or an increase of $0.86 per diluted share) and $308.5 million ($279.2 million after tax, or an increase of $2.58 per diluted share) for the three and nine months ended September 30, 2024, respectively. This change in useful lives is expected to reduce depreciation and amortization expense by approximately $411.5 million ($372.5 million after tax, or an increase of $3.45 per diluted share) for the year ended December 31, 2024.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$464,860	$468,371	$—	$(3,511)	(0.7%)
International site leasing	160,837	169,069	(13,370)	5,138	3.0%
Site development	41,898	45,104	—	(3,206)	(7.1%)
Total	$667,595	$682,544	$(13,370)	$(1,579)	(0.2%)
Cost of Revenues
Domestic site leasing	$68,908	$66,768	$—	$2,140	3.2%
International site leasing	49,040	51,509	(4,096)	1,627	3.2%
Site development	32,391	31,493	—	898	2.9%
Total	$150,339	$149,770	$(4,096)	$4,665	3.1%
Operating Profit
Domestic site leasing	$395,952	$401,603	$—	$(5,651)	(1.4%)
International site leasing	111,797	117,560	(9,274)	3,511	3.0%
Site development	9,507	13,611	—	(4,104)	(30.2%)

Revenues

Domestic site leasing revenues decreased $3.5 million for the three months ended September 30, 2024, as compared to the prior year, primarily due to Sprint lease non-renewals and one-time revenue benefits recognized during the three months ended September 30, 2023, partially offset by (1) organic site leasing growth, primarily from monetary lease amendments and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 116 towers acquired and 26 towers built since July 1, 2023.

International site leasing revenues decreased $8.2 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $5.1 million. These changes were primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 131 towers acquired and 521 towers built since July 1, 2023, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 14.3% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $3.2 million for the three months ended September 30, 2024, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $5.7 million for the three months ended September 30, 2024, as compared to the prior year, primarily due to lower domestic site leasing revenue as noted above as well as incremental costs associated with towers acquired and built since July 1, 2023.

International site leasing segment operating profit decreased $5.8 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $3.5 million. These changes were primarily due to higher international site leasing revenues as noted above, partially offset by the incremental costs associated with towers acquired and built since July 1, 2023.

Site development segment operating profit decreased $4.1 million for the three months ended September 30, 2024, as compared to the prior year, as a result of decreased carrier activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$32,114	$30,759	$—	$1,355	4.4%
International site leasing	15,258	15,925	(886)	219	1.4%
Total site leasing	$47,372	$46,684	$(886)	$1,574	3.4%
Site development	2,849	4,993	—	(2,144)	(42.9%)
Other	9,866	13,144	—	(3,278)	(24.9%)
Total	$60,087	$64,821	$(886)	$(3,848)	(5.9%)

Selling, general, and administrative expenses decreased $4.7 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $3.8 million. These changes were driven primarily by a decrease in non-cash compensation expense, partially offset by an increase in personnel and other support related costs.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,337	$25,560	$—	$(24,223)	(94.8%)
International site leasing	10,989	7,503	(945)	4,431	59.1%
Total site leasing	$12,326	$33,063	$(945)	$(19,792)	(59.9%)
Other	344	—	—	344	—%
Total	$12,670	$33,063	$(945)	$(19,448)	(58.8%)

Domestic asset impairment and decommission costs decreased $24.2 million for the three months ended September 30, 2024, as compared to the prior year. This change was primarily as a result of decreased impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a decrease in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $3.5 for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $4.4 million. These changes were primarily as a result of an increase in tower decommission costs, partially offset by a decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$34,636	$114,849	$—	$(80,213)	(69.8%)
International site leasing	26,098	63,218	(2,295)	(34,825)	(55.1%)
Total site leasing	$60,734	$178,067	$(2,295)	$(115,038)	(64.6%)
Site development	895	915	—	(20)	(2.2%)
Other	1,886	1,692	—	194	11.5%
Total	$63,515	$180,674	$(2,295)	$(114,864)	(63.6%)

Depreciation, accretion, and amortization expense decreased $117.2 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $114.9 million. These changes were primarily due to the change in estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 30 years (effective January 1, 2024) and the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since July 1, 2023.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$324,369	$228,066	$—	$96,303	42.2%
International site leasing	57,560	27,671	(5,005)	34,894	126.1%
Total site leasing	$381,929	$255,737	$(5,005)	$131,197	51.3%
Site development	5,763	7,703	—	(1,940)	(25.2%)
Other	(12,096)	(14,836)	—	2,740	(18.5%)
Total	$375,596	$248,604	$(5,005)	$131,997	53.1%

Domestic site leasing operating income increased $96.3 million for the three months ended September 30, 2024, as compared to the prior year, primarily due to decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs, partially offset by lower segment operating profit and an increase in selling, general, and administrative expenses.

International site leasing operating income increased $29.9 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $34.9 million. These changes were primarily due to decreases in depreciation, accretion, and amortization expense and higher segment operating profit, partially offset by an increase in asset impairment and decommission costs.

Site development operating income decreased $1.9 million for the three months ended September 30, 2024, as compared to the prior year, primarily due to lower segment operating profit driven by less carrier activity, partially offset by a decrease in selling, general, and administrative expenses.

Other operating expense decreased $2.7 million for the three months ended September 30, 2024, as compared to the prior year, primarily due to decreases in selling, general, and administrative expenses, partially offset by an increase in asset impairment and decommission costs.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$6,999	$5,266	$(262)	$1,995	37.9%
Interest expense	(95,711)	(99,322)	74	3,537	(3.6%)
Non-cash interest expense	(7,192)	(7,898)	—	706	(8.9%)
Amortization of deferred financing fees	(5,185)	(5,097)	—	(88)	1.7%
Other income (expense), net	23,700	(48,330)	72,114	(84)	5.4%
Total	$(77,389)	$(155,381)	$71,926	$6,066	(5.6%)

Interest income increased $1.7 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, interest income increased $2.0 million. These changes were primarily due to interest received on a loan to an unconsolidated joint venture and a higher amount of interest-bearing deposits held during the period, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $3.6 million for the three months ended September 30, 2024, as compared to the prior year. This change was primarily due to a lower average principal amount of cash-interest bearing debt outstanding accruing interest, partially offset by a higher interest rate on said debt as compared to the prior year.

Other income (expense), net includes a $24.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2024, while the prior year period included a $46.5 million loss.

Provision for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(42,316)	$(7,861)	$(21,154)	$(13,301)	57.2%

Provision for income taxes increased $34.5 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, provision for income taxes increased $13.3 million primarily due to an increase in foreign deferred taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$255,891	$85,362	$45,767	$124,762	106.9%

Net income increased $170.5 million for the three months ended September 30, 2024, as compared to the prior year. On a constant currency basis, net income increased $124.8 million. These changes were primarily due to increases in site leasing operating income (inclusive of a $93.3 million benefit related to our revision of the estimated useful lives of our towers and certain intangible assets) and interest income and decreases in interest expense and other operating expense, partially offset by an increase in provision for income taxes and a decrease in site development operating income.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,389,563	$1,379,959	$—	$9,604	0.7%
International site leasing	490,867	500,892	(18,437)	8,412	1.7%
Site development	105,504	155,709	—	(50,205)	(32.2%)
Total	$1,985,934	$2,036,560	$(18,437)	$(32,189)	(1.6%)
Cost of Revenues
Domestic site leasing	$200,368	$200,952	$—	$(584)	(0.3%)
International site leasing	146,525	152,459	(6,538)	604	0.4%
Site development	82,705	114,914	—	(32,209)	(28.0%)
Total	$429,598	$468,325	$(6,538)	$(32,189)	(6.9%)
Operating Profit
Domestic site leasing	$1,189,195	$1,179,007	$—	$10,188	0.9%
International site leasing	344,342	348,433	(11,899)	7,808	2.2%
Site development	22,799	40,795	—	(17,996)	(44.1%)

Revenues

Domestic site leasing revenues increased $9.6 million for the nine months ended September 30, 2024, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments (due in part to our 2023 MLA with AT&T) and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 130 towers acquired and 31 towers built since January 1, 2023, partially offset by lease non-renewals.

International site leasing revenues decreased $10.0 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $8.4 million. These changes were primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 140 towers acquired and 632 towers built since January 1, 2023, partially offset by lease non-renewals and a decrease in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 14.9% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $50.2 million for the nine months ended September 30, 2024, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased $10.2 million for the nine months ended September 30, 2024, as compared to the prior year, primarily due to higher domestic site leasing revenue as noted above, partially offset by the incremental costs associated with towers acquired and built since January 1, 2023.

International site leasing segment operating profit decreased $4.1 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $7.8 million. These changes were primarily due to higher international site leasing revenues as noted above, partially offset by the incremental costs associated with towers acquired and built since January 1, 2023.

Site development segment operating profit decreased $18.0 million for the nine months ended September 30, 2024, as compared to the prior year, as a result of decreased carrier activity.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$100,070	$90,946	$—	$9,124	10.0%
International site leasing	46,741	51,068	(1,475)	(2,852)	(5.6%)
Total site leasing	$146,811	$142,014	$(1,475)	$6,272	4.4%
Site development	10,219	15,541	—	(5,322)	(34.2%)
Other	34,131	42,857	—	(8,726)	(20.4%)
Total	$191,161	$200,412	$(1,475)	$(7,776)	(3.9%)

Selling, general, and administrative expenses decreased $9.3 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $7.8 million. These changes were driven primarily by a decrease in non-cash compensation expense as well as the $3.8 million Oi reserve recorded during the nine months ended September 30, 2023.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$11,883	$8,174	$—	$3,709	45.4%
International site leasing	7,496	8,448	(324)	(628)	(7.4%)
Total	$19,379	$16,622	$(324)	$3,081	18.5%

Acquisition and new business initiatives related adjustments and expenses increased $2.8 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $3.1 million. These changes were primarily as a result of an increase in our third party acquisition and integration costs as well as higher new business initiative activity as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$45,075	$75,460	$—	$(30,385)	(40.3%)
International site leasing	42,086	14,633	(1,326)	28,779	196.7%
Total site leasing	$87,161	$90,093	$(1,326)	$(1,606)	(1.8%)
Other	767	2,227	—	(1,460)	(65.6%)
Total	$87,928	$92,320	$(1,326)	$(3,066)	(3.3%)

Domestic asset impairment and decommission costs decreased $30.4 million for the nine months ended September 30, 2024, as compared to the prior year. This change was primarily as a result of a decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by an increase in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $27.5 for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $28.8 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and an increase in tower decommission costs.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$108,851	$351,689	$—	$(242,838)	(69.0%)
International site leasing	87,384	185,522	(3,074)	(95,064)	(51.2%)
Total site leasing	$196,235	$537,211	$(3,074)	$(337,902)	(62.9%)
Site development	2,767	2,767	—	—	—%
Other	5,442	4,931	—	511	10.4%
Total	$204,444	$544,909	$(3,074)	$(337,391)	(61.9%)

Depreciation, accretion, and amortization expense decreased $340.5 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $337.4 million. These changes were primarily due to the change in estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 30 years (effective January 1, 2024) and the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2023.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$923,316	$652,738	$—	$270,578	41.5%
International site leasing	160,635	88,762	(5,700)	77,573	87.4%
Total site leasing	$1,083,951	$741,500	$(5,700)	$348,151	47.0%
Site development	9,813	22,487	—	(12,674)	(56.4%)
Other	(40,340)	(50,015)	—	9,675	(19.3%)
Total	$1,053,424	$713,972	$(5,700)	$345,152	48.3%

Domestic site leasing operating income increased $270.6 million for the nine months ended September 30, 2024, as compared to the prior year, primarily due to decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs and higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $71.9 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $77.6 million. These changes were primarily due to decreases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses and higher segment operating profit, partially offset by an increase in asset impairment and decommission costs.

Site development operating income decreased $12.7 million for the nine months ended September 30, 2024, as compared to the prior year, primarily due to lower segment operating profit driven by less carrier activity, partially offset by a decrease in selling, general, and administrative expenses.

Other operating expense decreased $9.7 million for the nine months ended September 30, 2024, as compared to the prior year, primarily due to decreases in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$21,359	$12,765	$(296)	$8,890	69.6%
Interest expense	(289,632)	(301,835)	233	11,970	(4.0%)
Non-cash interest expense	(22,715)	(29,655)	—	6,940	(23.4%)
Amortization of deferred financing fees	(15,405)	(15,129)	—	(276)	1.8%
Loss from extinguishment of debt, net	(4,428)	—	—	(4,428)	—%
Other (expense) income, net	(125,811)	29,961	(156,206)	434	(7.7%)
Total	$(436,632)	$(303,893)	$(156,269)	$23,530	(6.9%)

Interest income increased $8.6 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, interest income increased $8.9 million. These changes were primarily due to interest received on a loan to an unconsolidated joint venture and a higher amount of interest-bearing deposits held during the period, as well as higher effective interest rates on those deposits as compared to the prior year.

Interest expense decreased $12.2 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, interest expense decreased $12.0 million. These changes were primarily due to a lower average principal amount of cash-interest bearing debt outstanding accruing interest, partially offset by a higher interest rate on said debt as compared to the prior year.

Non-cash interest expense decreased $6.9 million for the nine months ended September 30, 2024, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Loss from extinguishment of debt, net was $4.4 million for the nine months ended September 30, 2024, due to the write-off of the original issuance discount and unamortized financing fees associated with the repayment of the 2018 Term Loan in January 2024.

Other (expense) income, net includes a $119.0 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the nine months ended September 30, 2024, while the prior year period included a $38.8 million gain.

Provision for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(46,906)	$(22,192)	$57,777	$(82,491)	987.7%

Provision for income taxes increased $24.7 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, provision for income taxes increased $82.5 million. These changes were primarily due to an increase in domestic deferred taxes related to the release of the full valuation allowance on the net deferred tax assets of the U.S. taxable REIT subsidiary in the prior year and an increase in foreign deferred taxes.

Net Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$569,886	$387,887	$(104,192)	$286,191	78.2%

Net income increased $182.0 million for the nine months ended September 30, 2024, as compared to the prior year. On a constant currency basis, net income increased $286.2 million. These changes were primarily due to increases in site leasing operating income (inclusive of a $279.2 million benefit related to our revision of the estimated useful lives of our towers and certain intangible assets), interest income, and other (expense) income, net and decreases in interest expense and non-cash interest expense, partially offset by increases in provision for income taxes and loss from extinguishment of debt, net and a decrease in site development operating income.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$255,891	$85,362	$45,767	$124,762	106.9%
Non-cash straight-line leasing revenue	(1,065)	(7,048)	(7)	5,990	(85.0%)
Non-cash straight-line ground lease expense	945	(428)	(161)	1,534	(358.4%)
Non-cash compensation	16,373	21,374	(110)	(4,891)	(22.9%)
Other (income) expense, net	(23,700)	48,330	(72,114)	84	5.4%
Acquisition and new business initiatives
related adjustments and expenses	5,388	5,612	(143)	(81)	(1.4%)
Asset impairment and decommission costs	12,670	33,063	(945)	(19,448)	(58.8%)
Interest income	(6,999)	(5,266)	262	(1,995)	37.9%
Interest expense (1)	108,088	112,317	(74)	(4,155)	(3.7%)
Depreciation, accretion, and amortization	63,515	180,674	(2,295)	(114,864)	(63.6%)
Provision for income taxes (2)	41,514	8,141	21,153	12,220	51.9%
Adjusted EBITDA	$472,620	$482,131	$(8,667)	$(844)	(0.2%)

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$569,886	$387,887	$(104,192)	$286,191	78.2%
Non-cash straight-line leasing revenue	(10,623)	(21,378)	59	10,696	(50.0%)
Non-cash straight-line ground lease expense	(5,426)	135	(221)	(5,340)	(3,955.6%)
Non-cash compensation	56,439	65,830	(231)	(9,160)	(13.9%)
Loss from extinguishment of debt, net	4,428	—	—	4,428	—%
Other expense (income), net	125,811	(29,961)	156,206	(434)	7.7%
Acquisition and new business initiatives
related adjustments and expenses	19,379	16,622	(324)	3,081	18.5%
Asset impairment and decommission costs	87,928	92,320	(1,326)	(3,066)	(3.3%)
Interest income	(21,359)	(12,765)	296	(8,890)	69.6%
Interest expense (1)	327,752	346,619	(233)	(18,634)	(5.4%)
Depreciation, accretion, and amortization	204,444	544,909	(3,074)	(337,391)	(61.9%)
Provision for income taxes (2)	46,436	22,971	(57,776)	81,241	889.7%
Adjusted EBITDA	$1,405,095	$1,413,189	$(10,816)	$2,722	0.2%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for income taxes includes $0.8 million and $0.5 million of benefit from franchise and gross receipts taxes for the three and nine months ended September 30, 2024, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations. Provision for income taxes includes $0.3 million and $0.8 million of franchise taxes for the three and nine months ended September 30, 2023, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA decreased $9.5 million for the three months ended September 30, 2024, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA decreased $0.8 million. These changes were primarily due to a decrease in site development segment operating profit and domestic site leasing segment operating profit and an increase in cash selling, general, and administrative expenses, partially offset by an increase in international site leasing segment operating profit.

Adjusted EBITDA decreased $8.1 million for the nine months ended September 30, 2024, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $2.7 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the nine months ended September 30,
	2024	2023

	(in thousands)
Cash provided by operating activities	$1,024,697	$1,111,782
Cash used in investing activities	(480,420)	(361,876)
Cash used in financing activities	(533,848)	(705,664)
Change in cash, cash equivalents, and restricted cash	10,429	44,242
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(9,883)	(1,441)
Cash, cash equivalents, and restricted cash, beginning of period	250,946	189,283
Cash, cash equivalents, and restricted cash, end of period	$251,492	$232,084

Operating Activities

Cash provided by operating activities was $1.0 billion for the nine months ended September 30, 2024 as compared to $1.1 billion for the nine months ended September 30, 2023. The decrease was primarily due to increases in cash outflows associated with working capital changes related to the timing of customer payments and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit, partially offset by an increase in site leasing segment operating profit and interest income and a decrease in interest expense.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months ended September 30,
	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$(234,853)	$(63,411)
Land buyouts and other assets (1)	(33,556)	(29,440)
Construction and related costs	(96,683)	(70,485)
Augmentation and tower upgrades	(38,485)	(62,301)
Tower maintenance	(33,792)	(37,101)
General corporate	(3,640)	(4,089)
Other investing activities (2)(3)	(39,411)	(95,049)
Net cash used in investing activities	$(480,420)	$(361,876)

(1)Excludes $17.0 million and $15.0 million spent to extend ground lease terms for the nine months ended September 30, 2024 and 2023, respectively. We recorded these amounts in prepaid expenses and other current assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

(2)Includes amounts paid for the purchase of and received from the sale of short-term investments during the nine months ended September 30, 2024 and 2023.

(3)The nine months ended September 30, 2024 and 2023 includes $11.1 million and $93.0 million of loans to an unconsolidated joint venture, respectively.

Subsequent to the third quarter of 2024, we entered into an agreement to purchase over 7,000 communication sites in Central America from Millicom International Cellular S.A. (“Millicom”) for approximately $975.0 million in cash. These sites are located in Guatemala, Honduras, Panama, El Salvador, and Nicaragua, with significantly all cash flows denominated in USD. Upon closing,

Millicom will enter into country-specific MLAs to lease back space on all acquired sites for an initial term of 15 years. The MLAs will also incorporate an extension to our approximately 1,500 existing site leases with Millicom for a new 15-year term. Additionally, as part of the purchase agreement, we have agreed to a seven-year exclusivity right with Millicom for us to build up to 2,500 build-to-suit sites in Central America for Millicom with new leases on any sites built having an initial lease term of 15 years. This transaction, which is subject to antitrust approvals and other closing conditions, is expected to close some time in 2025.

In addition to the Millicom transaction, subsequent to September 30, 2024, we purchased or are under contract to purchase 45 communication sites which are expected to close by the end of the first quarter of 2025 at the time of this report for an aggregate consideration of $16.3 million in cash.

For 2024, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $51.0 million to $57.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $490.0 million to $500.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended September 30,
	2024	2023

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$(20,000)	$(350,000)
Proceeds from issuance of Term Loans, net of fees (1)	2,274,815	—
Repayment of Term Loans (1)	(2,279,500)	(18,000)
Repurchase and retirement of common stock (2)	(200,019)	(53,652)
Payment of dividends on common stock	(318,808)	(278,201)
Proceeds from employee stock purchase/stock option plans	27,144	21,058
Payments related to taxes on stock options and restricted stock units	(18,187)	(27,472)
Other financing activities	707	603
Net cash used in financing activities	$(533,848)	$(705,664)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)As of the date of this filing, we had $204.7 million remaining under the current authorized share repurchase plan.

Dividends

For the nine months ended September 30, 2024, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million (1)	March 28, 2024
April 29, 2024	May 23, 2024	$0.98	$105.3 million	June 18, 2024
July 28, 2024	August 22, 2024	$0.98	$105.3 million	September 18, 2024

(1)Amount reflected includes the payment of $1.9 million in dividend equivalents.

Dividends paid in 2024 were ordinary taxable dividends.

Subsequent to September 30, 2024, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

October 27, 2024	November 14, 2024	$0.98	December 12, 2024

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2024, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2024, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 29, 2024, we filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the nine months ended September 30, 2024, we did not issue any securities under this automatic shelf registration statement.

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

As of September 30, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

On October 2, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our Senior Credit Agreement to (1) reduce the stated rate of interest of the Initial Term Loans from, at SBA Senior Finance II’s election, the Base Rate plus 100 basis points or Term SOFR plus 200 basis points to, at SBA Senior Finance II’s election, the Base Rate plus 75 basis points or Term SOFR plus 175 basis points, and (2) amend certain other terms and conditions under the Senior Credit Agreement.

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

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	September 30, 2024 (1)	September 30, 2024 (2)

Revolving Credit Facility	5.925%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes our Revolving Credit Facility activity during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

Beginning outstanding balance	$120,000	$450,000	$180,000	$720,000
Borrowings	175,000	50,000	370,000	190,000
Repayments	(135,000)	(130,000)	(390,000)	(540,000)
Ending outstanding balance	$160,000	$370,000	$160,000	$370,000

Subsequent to September 30, 2024, we repaid $160.0 million under the Revolving Credit Facility, and as of the date of this filing, no amount remains outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan (as amended on October 2, 2024) accrues interest, at SBA Senior Finance II's election, at either the Base Rate (with a zero Base Rate floor) plus 75 basis points or at Term SOFR (with a floor of 0%) plus 175 basis points. The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire the 2018 Term Loan and to pay related fees and expenses. In connection with the repayment, we expensed $3.3 million of net deferred financing fees and $1.2 million of discount related to the debt. The 2024 Term Loan has a blended rate of 2.760%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 6.850% as of September 30, 2024.

Principal payments on the 2024 Term Loan will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million. We incurred financing fees of approximately $19.4 million in connection with this transaction, which are being amortized through the maturity date.

During the three and nine months ended September 30, 2024, we repaid an aggregate of $5.75 million and $11.5 million of principal on the 2024 Term Loan, respectively. As of September 30, 2024, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

As of September 30, 2024, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

2014-2C Tower Securities

On October 11, 2024, we repaid the aggregate principal amount of the 2014-2C Tower Securities ($620.0 million) using proceeds from the issuance of the 2024 Tower Securities.

2024 Tower Securities

On October 11, 2024, we, through a New York common law trust (the “Trust”), issued $1.45 billion of 4.831% Secured Tower Revenue Securities Series 2024-1C which have an anticipated repayment date of October 9, 2029 and a final maturity date of October 8, 2054 (the “2024-1C Tower Securities”) and $620.0 million of 5.115% Secured Tower Revenue Securities Series 2024-2C, which have an anticipated repayment date of October 8, 2027 and a final maturity date of October 8, 2054 (the “2024-2C Tower Securities”) (collectively the “2024 Tower Securities”). In anticipation of the issuance of the 2024-2C Tower Securities, we, through our wholly owned subsidiary, Senior Finance II, entered into a treasury lock agreement to fix the 2024-2C Tower Securities at an effective rate of 4.654%. The aggregate $2.07 billion of 2024 Tower Securities have a blended effective interest rate of 4.778% and a weighted average life through the anticipated repayment date of 4.4 years.

Net proceeds from this offering were used to repay the aggregate principal amount of the 2014-2C Tower Securities ($620.0 million), and the remaining proceeds will be used to repay the aggregate principal amount of the 2019-1C Tower Securities ($1.165 billion), the 2019-1R Tower Securities ($61.4 million), and for general corporate purposes. $1.165 billion of the proceeds are being held in escrow, by the Trust, earning interest at the U.S. federal funds rate less 10 basis points until the repayment of the 2019-1C Tower Securities. We have incurred deferred financing fees of $17.6 million in connection with this transaction, which are being amortized through the anticipated repayment date of the 2024 Tower Securities.

Tower Revenue Securities Terms

As of September 30, 2024, we, through the Trust, had issued and outstanding an aggregate of $6.9 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,864 tower sites owned by the Borrowers as of September 30, 2024. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of September 30, 2024:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2014-2C Tower Securities (2)	Oct. 15, 2014	$620.0	3.869%	Oct. 8, 2024	Oct. 8, 2049
2019-1C Tower Securities	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052

(1)Interest paid monthly.

(2)On October 11, 2024, we repaid the aggregate amount of the 2014-2C Tower Securities. For further discussion, refer to “Secured Tower Revenue Securities” above.

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of September 30, 2024:

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

In addition, to satisfy certain risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SBA Guarantor, an affiliate of SBA Depositor (“SBA Guarantor”) purchased $108.7 million of Secured Tower Revenue Securities Series 2024-1R issued by the Trust. These securities have an anticipated repayment date of October 9, 2029 and a final maturity date of October 8, 2054 (the “2024-1R Tower Securities”). The fixed interest rate on the 2024-1R Tower Securities is 6.252% per annum, payable monthly. Principal and interest payments made on the 2024-1R Tower Securities eliminate in consolidation.

Debt Covenants

As of September 30, 2024, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of September 30, 2024:

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

Debt Service

As of September 30, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended September 30, 2025 based on the amounts outstanding as of September 30, 2024 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$12,056
2024 Term Loan (2)	112,892
2014-2C Tower Securities (3)	620,937
2019-1C Tower Securities (4)	1,198,409
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months (4)	$2,193,797

(1)As of September 30, 2024, $160.0 million was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2024, we repaid $160.0 million under the Revolving Credit Facility, and as of the date of this filing, no amount remains outstanding.

(2)Total debt service on the 2024 Term Loan (as amended on October 2, 2024) includes the impact of the interest rate swap which swaps $1.95 billion of notional value accruing interest at Term SOFR plus 175 basis points for an all-in fixed rate of 1.800% per annum through March 31, 2025 and the forward-starting interest rate swaps, which will swap $2.0 billion of notional value accruing interest at Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum beginning March 31, 2025 through April 11, 2028.

(3)On October 11, 2024, we repaid the full amount of the 2014-2C Tower Securities with proceeds from the 2024-2C Tower Securities.

(4)Our total debt service does not include any amounts for the 2024-1C and 2024-2C Tower Securities. Total debt service for the twelve months ended September 30, 2025 related to the 2024 Tower Securities is projected to be $98.9 million. $1.165 billion of the proceeds from the 2024-1C Tower Securities are being held in escrow, by the Trust, earning interest at the U.S. federal funds rate less 10 basis points until the repayment of the 2019-1C Tower Securities.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$—	$160,000	$160,000	$160,000
2024 Term Loan	5,750	23,000	23,000	23,000	23,000	2,190,750	2,288,500	2,292,802
2014-2C Tower Securities (1)	620,000	—	—	—	—	—	620,000	619,442
2019-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,126,240
2020-1C Tower Securities (1)	—	—	750,000	—	—	—	750,000	724,395
2020-2C Tower Securities (1)	—	—	—	—	600,000	—	600,000	515,172
2021-1C Tower Securities (1)	—	—	1,165,000	—	—	—	1,165,000	1,006,047
2021-2C Tower Securities (1)	—	—	—	895,000	—	—	895,000	762,030
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	677,605
2022-1C Tower Securities (1)	—	—	—	—	850,000	—	850,000	876,486
2020 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,465,830
2021 Senior Notes	—	—	—	—	—	1,500,000	1,500,000	1,378,125
Total debt obligation	$625,750	$1,188,000	$1,938,000	$2,418,000	$1,473,000	$4,745,750	$12,388,500	$11,604,174

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of September 30, 2024. As of September 30, 2024, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.8% for the nine months ended September 30, 2024.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Colombia, South Africa, the Philippines, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, South Africa, and the Philippines, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the nine months ended September 30, 2024, approximately 21.7% of our revenues and approximately 31.3% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2024. As of September 30, 2024, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 1.0%, respectively, for the nine months ended September 30, 2024.

As of September 30, 2024, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2024 would have resulted in approximately $114.8 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2024.

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

•our future liquidity requirements, including our debt service in 2024, and our ability to meet such requirements with cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•our previously announced agreement with Millicom, including the timing of closing;

•our site leasing revenue and our strategies for growing our cash flows;

•our election to be taxed as a REIT, the impact of such election and our intent to continue to operate as a REIT;

•that we will be able to grow our dividend rate in the future;

•the timing for closing and costs of pending acquisitions;

•depreciation and amortization expense; the impact of inflation;

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

•our ability to obtain the necessary regulatory approvals and satisfy the other closing conditions of the Millicom transaction;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2024. Based on such evaluation, such officers have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

November 1, 2024	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

November 1, 2024	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s