Form 10-K
period 2024-12-31
SBA COMMUNICATIONS CORP
filed 2025-02-26
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $21.0 billion as of June 30, 2024.

The number of shares outstanding of the Registrant’s common stock (as of February 14, 2025): Class A common stock — 107,615,241.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2024, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and Africa. On January 10, 2025, we sold all our towers and ended our operations in the Philippines and on February 20, 2025, we entered into an agreement to sell all of our towers and related assets held in Colombia. Our primary business line is our site leasing business, which contributed 98.4% of our total segment operating profit for the year ended December 31, 2024. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2024, we owned 39,749 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2024, we had an average of 1.9 tenants per site.

•Capitalizing on our Scale and Management Experience. We are a large owner, operator and developer of towers, with substantial capital, human, and operating resources. We have been developing towers for wireless service providers in the U.S. since 1989 and have owned and operated towers for ourselves since 1997. We believe our size, experience, capabilities, and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. We believe that our industry expertise and strong relationships with wireless service providers will permit us to continue to organically grow our site leasing and site development services.

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

•Disciplined Domestic and International Tower Acquisitions. In our tower acquisition program, we pursue towers from third parties that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of several different investment return metrics, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix. For example, in the third quarter of 2024 we entered into a purchase agreement with Millicom International Cellular S.A. (“Millicom”) for over 7,000 sites throughout Central America. This transaction supports our desire to secure our position as a leader in our international markets and align ourselves with the leading carriers in such markets.

•Strategic New Builds. We believe strategic new builds can contribute to profitable growth, particularly in our international markets. In our new build program, we construct tower structures (1) under build-to-suit arrangements or (2) in locations that are strategically chosen by us. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. Under these arrangements, we retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants. As part of the Millicom transaction, we have agreed to a seven-year exclusivity right for us to build up to 2,500 build-to-suit sites in Central America with each site built having an initial lease term of 15 years.

•International Market Maximization. We are focused on maximizing our site leasing services and profitability in international markets that meet our investment criteria and where we believe we have, or have the ability to achieve, scale. Our investment criteria focuses on the quality and quantity of wireless service providers in a given country as well as the country’s political and regulatory environments. The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our tower growth in these markets is primarily driven by (1) wireless service providers seeking to increase the quality and coverage of their networks, (2) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (3) incremental spectrum auctions as well as incremental voice and data network deployments. We continually evaluate how a particular market meets our long-term strategic and financial objectives and our business generally.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location-specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have broad field organizations across the U.S. and in our international markets that allow us to develop and capitalize on our experience, expertise, and relationships in each of our local markets which in turn enhances our customer relationships. Due to our presence in local markets, we believe we are well positioned to proactively grow and defend our site leasing business and to capture new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have acquired perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so to the extent available at commercially reasonable prices. We believe that these perpetual easements, long-term leases, and other property interests will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2024, approximately 72% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 36 years. As of December 31, 2024, approximately 11.6% of our tower structures had ground leases or other property interests maturing in the next 10 years.

Exploring Opportunities in Evolving Technologies and Ancillary Services. In addition to our traditional tower-related services, we continue to explore ancillary services and evolving technologies that we believe will allow us to create additional value by leveraging our current assets, capabilities, and relationships with wireless service providers and others by expanding SBA’s business within the growing communications ecosystem. This includes supporting efforts for edge data centers and private networks utilizing cellular and Wi-Fi technologies. For example, we are exploring ways to participate in edge computing infrastructure to support existing and future customers’ increasing need to deploy computing capabilities to locations closer to their end users, such as regional data centers and smaller local data centers located at the base of our towers. SBA owns two regional data centers in the U.S. and one regional data center in Brazil, as well as tower-based data centers in support of this initiative. With regard to open-access networks, SBA works with real estate developers in deploying networks that are accessible throughout a community’s various common areas and resident amenities. We have also partnered with carriers and high-traffic consumer retailers in developing systems for the offloading of data to wireless networks. Additionally, we are exploring opportunities to leverage tower assets and infrastructure to provide energy as a service, including through the deployment of on-site battery backup systems and solar energy solutions.

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that the continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as high-definition streaming, generative artificial intelligence, banking, gaming, social networking, enhanced web browsing, and machine-to-machine applications. According to a report published by Ericsson in November 2024, global total mobile data traffic was estimated to reach around 157 exabytes per month by the end of 2024 and is projected to grow by a factor of 3x to reach 473 exabytes per month in 2030.

•The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites. For example, past and future spectrum auctions, such as Auction 108 and Auction 110 in the U.S. are expected to continue to contribute to growth in the upcoming years. In addition, the continued deployment of 5G wireless technologies is expected to increase equipment installation at existing sites and may increase the need for new sites.

•Consumers list network quality as a key contributor when terminating or changing service. To remain competitive and to decrease subscriber churn rates, wireless carriers have made substantial capital investments into their wireless networks to improve service quality and expand coverage. We expect wireless carriers to continue to expend capital to differentiate their product offerings.

We believe that the worldwide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services; therefore, we expect that we will see a multi-year trend of additional demand for tower space from our customers, which we believe will translate into steady leasing growth for us.

Our Businesses

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and Africa. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into (1) individual tenant site leases with us, each of which relates to the lease or use of space at an individual site or (2) master lease agreements with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a master lease agreement is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our site leasing business generates substantially all of our total segment operating profit, representing 96.2% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2024, we owned 17,464 sites in the United States and its territories. For the year ended December 31, 2024, we generated 73.7% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from T-Mobile, AT&T Wireless, and Verizon Wireless. In the United States, our tenant leases are generally for an initial term of five years to ten years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific annual rent escalators, including renewal option periods. Our ground leases and other property interests in the United States are generally for an initial term of five years or more with multiple renewal periods, which are at our option, and provide for specific annual rent escalators. As of December 31, 2024, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2024.

International Site Leasing

We currently own and operate towers in 13 international markets throughout South America, Central America, Canada, and Africa. As of December 31, 2024, we owned 22,285 sites in our international markets, of which approximately 30% of our total towers are located in Brazil and no other international markets (each country is considered a market) represented more than 5% of our total towers. Our operations in our international markets are primarily in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues from all the major carriers in each of the 13 countries in which we operate. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, and fuel.

In our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and South Africa, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

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

Customers

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2024	2023	2022

T-Mobile	30.5%	32.5%	36.4%
AT&T Wireless	20.6%	19.5%	19.6%
Verizon Wireless	15.1%	14.6%	14.5%

In addition to the Big 3 wireless carriers (T-Mobile, AT&T Wireless, Verizon Wireless), we have also provided services or leased space to a number of other customers during 2024 including:

Airtel Tanzania	Freedom Mobile	Tigo
C Spire (f/k/a Cellular South)	Liberty Technologies	TIM
Claro	MTN	Telefonica
Digicel	SouthernLinc	U.S. Cellular
Echostar (f/k/a DISH Wireless)	Telkom	Vodacom

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

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our management team to sell our services and cultivate customer relationships. Our strategy is to delegate sales efforts by geographic region or to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that wireless service providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with wireless service provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff’s compensation is heavily weighted to incentive-based goals and measurements.

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

We believe that tower location and capacity, quality of service, density within a geographic market, and price historically have been, and will continue to be, the most significant competitive factors affecting the domestic and international site leasing business.

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

Human Capital

Our corporate offices are located in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. We consider our employee relations to be good. As of December 31, 2024, we had 1,720 employees of which 628 were based outside of the U.S. and its territories.

Talent Management. We recognize and appreciate the impact our employees have on the success of our company, our customers, and the communities we serve. We pride ourselves on our ownership mindset, agility and team spirit and provide customer service with quality and integrity. We also value all those who serve our country and are proud to support military veterans and their families as they transition out of the military.

We recognize the value of attracting, developing, engaging, and retaining our talent. We invest in our employees’ professional growth and development by providing resources and opportunities to develop their skills and expand their expertise. We see diversity of thought and experiences as critical factors to the long-term success of SBA. We are committed to building a pipeline of future business leaders by recruiting and retaining talent from the communities and markets we serve.

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

Health and Safety. At SBA, providing a safe and healthy work environment for the protection of our employees is paramount. The safety of our tower technicians has been a critical focus of the company since our founding. In 2013, we opened our central training facility "Tower U" which provides a rigorous safety certification program that is required for our tower technicians. We are proud that our average lost-day incident rate in the U.S. (days away from work due to workplace incidents) for 2024 was below the 2023 Bureau of Labor benchmark.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 73.7% of our total site leasing revenue for the year ended December 31, 2024, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations antennas operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site, compliance with the National Environmental Policy Act (“NEPA”), compliance with the National Historic Preservation Act (“NHPA”), compliance with the Endangered Species Act (“ESA”), and may require notification to the FAA and registration with the FCC.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified towers. These standards mandate that the FCC and the FAA consider the height of the proposed tower, the relationship of the tower to existing natural or man-made obstructions, and the proximity of the tower to runways and airports. Proposals to construct or to modify existing towers above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Towers that meet certain height and location criteria must also be registered with the FCC. A tower that requires FAA clearance will not be registered with the FCC until it is cleared by the FAA. The FCC’s Antenna Structure Registration (ASR) will include any FAA required lighting and/or painting. Owners of wireless communications towers have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC regulations. While the FCC requires owners to register and exercise primary responsibility for painting and lighting of antenna structures meeting the registration criteria, licensees, and permittees, collocated on the tower or antenna structure, are also responsible to ensure that the structure maintains all FAA and FCC painting and lighting requirements.

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

Environmental Regulation. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal injury or property damage. We are also subject to certain environmental laws that govern tower placement and may require pre-construction environmental studies. We comply with the FCC National Environmental Policy Act (NEPA) which requires screening for environmental impacts including the evaluation of those of our tower site locations (1) that might be located in a wilderness area or a wildlife preserve, (2) that might affect threatened and endangered species or their habitat (ESA), (3) that might affect properties included in, or eligible for inclusion, in the National Register of Historic Places (NRHP) or Indian religious and cultural sites, (4) that might affect World Heritage areas and IUCN Category I-IV protected areas, (5) that will be located in a floodplain and where facility equipment will not be placed at least one foot above the base flood elevation of the floodplain, (6) whose construction will involve significant changes in surface features (e.g., in wetlands, water diversions, considerable ground disturbance, deforestation), (7) that might affect migratory birds if the towers are over 450 feet, (8) that involve high-intensity lighting in a residential area, (9) that would cause RF radiation over FCC-established limits, and (10) that would involve similar considerations under the laws or best practices of our international markets. When a tower site is impacted by any of the listed categories, we promptly complete an environmental assessment and obtain approval from the appropriate regulatory agency, which may include steps to mitigate the impact of construction or operation of the site. Our regional site managers regularly inspect our tower sites and report on any environmental or compliance issues. This ensures we minimize our environmental impact and remain compliant during the operational life of our assets.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results could be adversely affected.

Our domestic and international wireless service providers have and may continue to be subject to consolidation pressures arising from competitive pressures, spectrum limitations, the significant capital expenditures necessary to build out national networks on evolving technology and governmental policies seeking to limit the telecommunications infrastructure footprint within a market. Significant consolidation among our wireless service provider customers has resulted, and is expected to continue to result, in our customers failing to renew existing leases for tower space as a result of overlapping coverage, nearby locations, or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. For example, historically, U.S. wireless service providers have grown through acquisitions. As a result, the combined companies have rationalized duplicative parts of their networks, or networks have been discontinued. During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal (“churn”) of certain leases as a result of overlapping and adjacent Sprint leases. We currently expect that this churn will represent an aggregate of between $115.0 million and $125.0 million of cash site leasing revenue from 2025 through 2028. We do not expect the annual churn to be uniform over this period as the timing of the churn will depend on termination rights as well as the needs of the carrier. Future consolidations of wireless service providers could significantly impact the number of our tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

The wireless industry in our international markets has come under competition in recent years which has, and may continue to, adversely affect our international site leasing activities in the near term.

In recent years the wireless industry in our international markets has come under competitive pressures arising from an increase in the number of industry participants (both wireless service providers and tower owners), increased cost of capital and capital expenditure requirements, declining discretionary income and changing technology requirements. These pressures have resulted, and may continue to result, in increases in consolidation of wireless service providers, financial instability of wireless service providers, increased pricing pressures on tower operators and the termination or non-renewal of site leasing agreements. We expect that the impact of these competitive pressures will continue in the near term as the industry begins to rebalance and as a result, we expect approximately $27.0 to $31.0 million of churn for the 2025 fiscal year. If we are unable to manage the short-term impact of these competitive pressures or if the competitive dynamics within our international markets do not stabilize in the foreseeable future, it could have a material and adverse effect on our international site leasing revenue, our future growth and our business.

We depend on a relatively small number of customers for most of our revenue, and the loss or financial instability of any of our significant customers may materially decrease our revenue and adversely affect our financial condition.

We derive a significant portion of our revenue from a small number of customers. In the United States and in most of our international markets, there are only two to three primary wireless carriers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures or operating expenses on the networks, or the loss, as a result of bankruptcy, merger with other customers of ours or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth. Furthermore, while many of our tenants in our international markets are subsidiaries of global telecommunications companies, these subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness. Our growth projections are based on our beliefs regarding future revenue from these customers, and such projections could be adversely affected by the loss, consolidation or financial instability of these customers.

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

While the U.S. wireless service provider market has recently reduced to three nationwide wireless service providers, AT&T Wireless, T-Mobile, and Verizon Wireless, we and most of the industry anticipate that the number of nationwide wireless service providers will increase to four again if Echostar successfully builds out its nationwide network. If Echostar is unable to successfully build-out its wireless network or is unable to successfully compete for customers once its network is built out, then our dependence on the three U.S. wireless service providers for our financial and operational growth will be exacerbated.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2024	2023	2022

T-Mobile	30.5%	32.5%	36.4%
AT&T Wireless	20.6%	19.5%	19.6%
Verizon Wireless	15.1%	14.6%	14.5%

We also have customer concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2024	2023	2022

T-Mobile	38.1%	40.2%	40.6%
AT&T Wireless	29.6%	28.6%	29.0%
Verizon Wireless	20.1%	19.7%	20.1%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2024	2023	2022

Telefonica	21.3%	22.5%	20.7%
Claro	19.2%	20.2%	19.0%
TIM	15.9%	15.7%	17.3%

	For the year ended December 31,
Percentage of Site Development Revenue	2024	2023	2022

T-Mobile	69.9%	71.5%	80.1%
Verizon Wireless	20.1%	16.8%	7.8%

If our wireless service provider customers are unable to access sufficient capital, or unwilling based on the economic cost of such capital or other reasons, to invest in their infrastructure or spectrum, it could reduce our ability to meet our growth expectations.

Each wireless service provider must have substantial capital resources and capabilities to deploy new spectrum in their wireless networks, including licenses for spectrum. Increasing interest rates have impacted, and are expected to continue to impact, the ability and willingness of wireless service providers to incur capital expenditures at historic levels to expand their networks, which would adversely affect our future revenue growth rates. For example, certain providers are financially constrained and are not currently investing in their wireless networks to deploy new spectrum. Higher interest rates increase the economic cost of available capital and may make it less favorable for wireless service providers to obtain capital for investment. If some or all of our wireless service provider customers, or potential customers, are unable to access sufficient capital, or unwilling based on the economic cost of such capital, to invest in the expansion of their networks, it could adversely affect our revenue growth. Wireless capital expenditures may also be adversely impacted by service provider decisions on debt levels, dividends, free cash flow goals, and a variety of other factors.

Our variable rate indebtedness and refinancing obligations subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility and the Term Loans varies based on a fixed margin over either a base rate or a Eurodollar rate which references the SOFR rate. As of December 31, 2024, this indebtedness represented approximately $2.3 billion, or 16.7% of our total indebtedness. As a result, we are exposed to interest rate risk. Interest rates, including SOFR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to inflationary pressures on the U.S. economy and governmental action to combat inflation, interest rates have risen significantly in the past two years, and interest rates may increase in the future, which will likely increase our interest expense on our variable rate indebtedness and decrease our net income. In addition, increasing interest rates may result in higher interest expense on our current fixed rate indebtedness upon a refinancing.

Although we have used interest rate swaps to mitigate our interest rate risk from time to time, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument. As of December 31, 2024, we had an interest rate swap agreement on a portion of our 2024 Term Loan (as amended on October 2, 2024) which swaps $1.95 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 1.800% per annum through March 31, 2025. Additionally, we have two $1.0 billion forward-starting swaps with an effective start date of March 31, 2025 (coinciding with the expiration date of the current 0.050%, $1.95 billion notional value swap) and a maturity date of April 11, 2028. The combined notional value of both forward-starting swaps of $2.0 billion will effectively fix one month term SOFR for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

	(in thousands)
Total principal amount of indebtedness	$13,672,750	$12,388,000
Shareholders' deficit	$(5,109,938)	$(5,170,882)

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

•we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including share repurchases, tower acquisitions, and new build capital expenditures, or to satisfy our REIT distribution requirements;

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

Our industry is highly competitive, and our wireless service provider customers often have alternatives for leasing antenna space. We believe that tower location and capacity, quality of service, density within a geographic market, and price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressure for tenants on towers from our competitors have and may in the future result in us entering into master lease agreements that may impact certain terms of existing or future individual site lease agreements. Terms that may be impacted include pricing discounts, term concessions, and equipment rights. Competition for tenants, whether or not resulting in master lease agreements, may materially and adversely affect our lease rates or lead to non-renewal of existing leases. Furthermore, pricing pressures could lead to more prevalent network sharing, both domestically and internationally, which could reduce the demand for our tower space or lead to non-renewals of existing leases. In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

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

We expect a significant portion of our future revenue growth will result from increased leasing activity and investments in the deployment of new or fallow spectrum by our wireless service provider customers. Wireless service providers typically invest in their networks in response to consumer demand for additional or higher quality service. Potential periods of economic downturn or decreases in discretionary income may also reduce consumer spending on, and demand for additional or higher quality wireless services. If consumers significantly reduce their use of wireless services or fail to widely adopt and use new wireless technologies and their products and applications, our wireless service provider customers could experience a reduction in the rate of growth of or a decrease in demand for their services and therefore reduce the amount they invest in their network. In addition, a slowdown may increase competition in the tower industry which may in turn increase our exposure to the risks described herein.

Increasing competition may negatively impact our ability to grow our communication site portfolio long term.

We intend to continue growing our tower portfolio, domestically and internationally, through acquisitions and new builds. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers, and wireless service providers. However, as a result of consolidation in the tower industry, there are fewer of these tower transactions available, and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and acquiring such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, some of our competitors and financial sponsors are significantly larger and have greater financial resources than we do. Finally, laws regulating competition, domestically and internationally, may limit our ability to acquire certain portfolios and/or delay our acquisition of certain portfolios. As a result of these risks, the cost of acquiring these towers may be higher than we expect, or we may not be able to meet our annual and long-term tower portfolio growth targets. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term through acquisitions.

Our ability to build new towers is dependent upon our wireless customers’ needs and the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect, or we may not be able to add as many towers as planned in 2025. With respect to our domestic new builds, attractive locations may be scarce due to the density within a geographic market. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political, and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The site leasing revenues generated by our international operations were approximately 24.8% of our total revenues during the year ended December 31, 2024, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will be subject to risks associated with doing business internationally, including:

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

•potential changes in trade restrictions and tariffs that may be proposed by the U.S. and potential retaliatory trade restrictions and tariffs by other countries;

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

•uncertainties regarding interpretations of our contractual rights to land and towers;

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

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. As of December 31, 2024, approximately 21.1% of our tenant leases in our international markets include fixed escalators.

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

For the year ended December 31, 2024, approximately 26.3% of our total site leasing revenue was generated by our international operations, of which 23.1% was generated in non-U.S. dollar currencies, including 15.0% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and weakened 6.9% when comparing the average rate for the years ended December 31, 2024 and 2023. This fluctuation has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast, and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our foreign subsidiaries to borrow in U.S. Dollars. As of December 31, 2024 and 2023, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with our foreign subsidiaries was $1.1 billion and $1.3 billion, respectively. In accordance with Accounting Standards Codification (“ASC”) 830, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real, South African Rand, or the Tanzanian Shilling, our results of operations would be adversely affected. For the years ended December 31, 2024 and 2023, we recorded a $156.8 million loss and a $52.4 million gain, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. For the year ended December 31, 2024, we funded $9.3 million and repaid $177.1 million under our intercompany loan agreements. Subsequent to December 31, 2024, we made no repayments under our intercompany loan agreements.

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

The FCC continues to auction new bands of spectrum, including Auction 108 and Auction 110. Our customers have been and are expected to be the primary winners of these auctions and subsequently deploy this spectrum on our portfolio which would provide us with a revenue growth opportunity. Any delays or failure of these auctions could negatively impact future demand for our towers. Similarly, any delays in the clearing or availability of this spectrum subsequent to these auctions could delay the related demand for our towers.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, architecture, and design of wireless networks or changes in a wireless service provider customer's business model may reduce the demand for our wireless infrastructure. Also, as customers deploy increased capital to develop and implement new technologies, they may allocate less of their budgets to lease space on our towers. For example, new technologies that may promote network sharing, joint development, or resale agreements by our wireless service provider customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure, or may result in the decommissioning of equipment on certain sites because portions of the customers' networks may become redundant. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. Certain small cell complementary network technologies or satellite services could shift a portion of our customers’ network investments away from traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. The majority of our tower portfolio comprises traditional macro sites and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. For example, our wireless service provider customers have engaged in increased use of network sharing, roaming, or resale arrangements, resulting in reduced capital spending or a decision to sell or not renew their spectrum licenses or concessions. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer's business model may negatively impact our revenues or otherwise have a material adverse effect on our business and results of operations. Any such event may have a disproportionate impact on our business compared to our competitors, whose portfolios may be more technologically and architecturally diversified than ours. In addition, while we are exploring and investing in ancillary services and emerging technologies, including our mobile edge computing initiative and private networks, those investments may not prove to be profitable.

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

As of December 31, 2024, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 36 years, and approximately 11.6% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our site leasing revenue and future growth.

We hold some of our towers through rights of use agreements, which are terminable in accordance with the terms of the respective agreements and provide us limited visibility regarding the relationship between the owner of the towers and the land owner.

We hold an aggregate of 4,069 towers through right of use agreements, pursuant to which we have the right to use and lease space on the tower to third parties, but do not own the tower. These agreements typically provide for multiple renewal periods, however, as these agreements are contractual, they may be terminated in accordance with their terms. If we were unable to renew our right of use for these agreements, then we would likely lose the revenue generated by the leasing tenants on such towers as the tenants may choose to remain on the tower to the extent feasible. In addition, as we do not own such towers, we are not a party to the ground lease agreement with the owner of the land underlying the towers. Consequently, we may not have visibility to the relationship between the land owner and the tower owner, including the term of any ground lease, and may not have the ability to promptly intervene if the land owner takes, or fails to take action, that would risk continued use of the tower, such as a sale of the parcel to a land aggregator, failure to pay taxes or condemnation actions. If the land owner was unable or unwilling to renew the ground lease with the tower owner, we could lose our ability to use the tower irrespective of our right of use agreement. During the year ended December 31, 2024, we generated $120.0 million of site leasing revenue from right of use towers. If we were to lose a significant number of our right to use towers it could adversely affect our site leasing revenue.

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

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. Although we have an employment agreement with Brendan T. Cavanagh, our President and Chief Executive Officer, this agreement does not ensure Mr. Cavanagh will continue with us in his current capacity for any particular period of time. We do not have employment agreements with any of our other key personnel. If any of our key personnel were to leave or retire, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

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

Tower owners have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting, and lighting. Tower owners also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television broadcast stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including NEPA, NHPA, and ESA. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth. Local regulations, including municipal or local ordinances, zoning restrictions, and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. In our international operations, the impact of zoning, permitting, and related regulations and restrictive covenants on our new builds, co-locations, and operations could be exacerbated as some of these markets may lack established permitting processes for towers, have inconsistencies between national and local regulations, and have other barriers to timely construction and permitting of towers. As a result, tower construction in some of our international markets may be delayed or halted or our acquired towers may not perform as anticipated. These factors could have a material adverse effect on our future growth and operations.

Information technology disruptions, including as a result of cybersecurity breaches, could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft, and exploiting potentially vulnerable services, such as virtual private networks and collaboration platforms as a result of remote working), errors, catastrophic events such as natural disasters, and other events beyond our control. If our or our vendors’ computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including data centers and our mobile edge computing initiative, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results. In addition, we may, from time to time, upgrade our data processing systems and other operating technologies and take other steps to improve the efficiency of our information technology. These upgrades may require us to divert financial, operational, technical and managerial resources which could adversely affect our business and operations. Additionally, if we are unable to effectively upgrade and improve the efficiency of our information technology systems, we may experience disruptions to our operations and services.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2019. We disagree with the assessment and have filed an appeal with the higher appellate taxing authorities. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our results of operations or cash flows in any one period. As of December 31, 2024, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $49.0 million; excluding penalties and interest of $63.1 million.

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

Risks Related to Our Status as a REIT

Remaining qualified as a REIT involves highly technical and complex provisions of the Code. Failure to remain qualified as a REIT would result in our inability to deduct dividends paid to our shareholders in computing our taxable income, thereby increasing our tax obligations and reducing our available cash.

We originally elected to be taxed as a REIT commencing with our taxable year ended December 31, 2016. While we intend to operate so that we remain qualified as a REIT, given the highly complex nature of the rules governing REITs, the importance of ongoing factual determinations, the possibility of future changes in our circumstances, and the potential impact of future changes to laws and regulations impacting REITs, no assurance can be given that we will qualify as a REIT for any particular year.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our ability to satisfy tests concerning our organization, the nature and diversification of our asset, the sources of our income, the amounts we regularly distribute to our shareholders, the diversity of our shareholder ownership, and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

If we fail to qualify as a REIT in any taxable year, to the extent we have REIT taxable income and have utilized our net operating losses (“NOLs”), we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate assets to pay any additional tax liability. Accordingly, funds available for investment and making payments on our indebtedness would be reduced.

The net income of our taxable REIT subsidiaries (“TRSs”) is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities to represent more than 20% of the value of our total assets, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to remain qualified as a REIT. If we continue our international expansion, our TRS fair market value may cause us to exceed the above thresholds.

Complying with REIT requirements, including the 90% distribution requirement, may limit our flexibility or cause us to forgo otherwise attractive opportunities, including certain discretionary investments and potential financing alternatives.

To remain qualified as a REIT, we are required generally to distribute at least 90% of our REIT taxable income after the utilization of any available NOLs (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our shareholders. Our determination as to the timing or amount of future dividends will be based on a number of factors, including investment opportunities around our core business and the availability of our existing NOLs. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income (after the application of available NOLs, if any), we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code.

From time to time, we may generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales, or offerings, to enable us to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and our leverage, decrease our Adjusted Funds From Operations, or require us to distribute amounts that would otherwise be invested in future acquisitions, new tower builds, or stock repurchases.

Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock. Furthermore, compliance with the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, or expansion initiatives, which would increase our total leverage.

In addition to the 90% distribution requirement, to remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, or investments in the businesses to be conducted by our TRSs. Furthermore, our ability to compete for acquisition opportunities in domestic and international markets may be adversely affected if we need, or require, the target company to comply with certain REIT requirements.

Moreover, if we fail to comply with certain asset ownership tests, at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets in adverse market conditions or forgo otherwise attractive investments. These actions may have the effect of reducing our income, amounts available for distributions to our shareholders, and amounts available for making payments on our indebtedness.

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

We may be subject to certain federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. In addition, we could be required, in certain circumstances, to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted at an arm’s length basis. Any of these taxes would decrease our earnings and our available cash.

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

Our cybersecurity risk management strategies represent an integral component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are fully integrated into our ERM program and based on the recognized National Institute of Standards and Technology (NIST) Cybersecurity Framework. We continuously seek to adopt market-leading standards and procedures to protect our tower infrastructure, data, and carrier, vendor, and consumer information. Key elements of our cybersecurity risk management strategy include:

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

(6)Team Member Education & Awareness. We remain dedicated to fostering an internal culture of cybersecurity, where all of our team members are trained to identify, respond, and report potential cybersecurity threats that may arise. New hires are required to participate in cybersecurity onboarding training, and current employees are responsible for completing mandatory cybersecurity training annually and phishing awareness training quarterly. Our leadership team participates in advanced, targeted cybersecurity training and exercises to ensure additional security. Our leadership team also participates in table-top exercises and trainings tailored to specific business units. For example, most recently our internal audit and finance teams participated in a successful table-top exercise which simulated cyber-attacks on our payroll and financial systems. All of our table-top exercises are facilitated by a third-party.

As part of our cybersecurity risk management strategy, each cyber threat is evaluated for materiality and escalated based upon evaluation of the potential severity and risk impact on our operations. We have not experienced a material cybersecurity breach in the past three years. As such, we have not incurred any material expenses from cybersecurity breaches or any expenses from penalties or settlements related to a cybersecurity breach during that time. For more information regarding cybersecurity-related risks that could materially affect our business strategies, results of operations, or financial condition, please see Item 1A in this Form 10-K under the headings “Information technology disruptions, including as a result of cybersecurity breaches, could compromise our information, which would cause our business and reputation to suffer.”

Governance & Personnel

Our Board believes a robust cybersecurity strategy is vital to protect our business, customers, and assets. The Board has delegated to the Audit Committee responsibility for oversight and review of our cybersecurity and other information technology and data privacy risk management program, controls, strategies, and procedures. The Audit Committee periodically evaluates our cybersecurity strategies to ensure effectiveness and, if appropriate, includes a review from third-party experts. In addition, our Board also may review and assess cybersecurity risks as part of its responsibilities for general risk oversight. Additionally, the Audit Committee has established a subcommittee to evaluate cybersecurity incidents, if any, and determine the Company’s disclosure obligations in light of such incidents.

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

Our information security team, led by our CIO and Senior Director, IT Security and Compliance, has over 75 years of collective cybersecurity experience and maintains numerous active industry-recognized cyber certifications, such as Certified Information Security Manager (CISM), Certified Information Systems Security Professional (CISSP), and Certified Information Systems Auditor (CISA). Our information security team undertakes a variety of measures in the daily monitoring and management of cybersecurity risks across our business. For example, the information security team monitors our technology infrastructure with tools designed to detect suspicious behavior and decrypt VPN traffic on our systems globally. The information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. Some of these third-party monitoring functions continue throughout the year while other third-party security experts are periodically retained to audit specific areas of our cybersecurity program. In addition, our information security team works with our internal audit function to monitor reporting and escalation of cybersecurity incident reports from across our business. Our information security team also works with our Executive Vice President, Chief Administrative Officer and General Counsel on our data privacy program, including with respect to the preservation and protection of the integrity and confidentiality of our data and systems.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, right-of-use, and other similar interests. As of December 31, 2024, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 36 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2024, we had an average of 1.9 tenants per site.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Class A Common Stock

Our Class A common stock commenced trading under the symbol “SBAC” on The NASDAQ National Market System on June 16, 1999. We trade on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market.

As of February 14, 2025, there were 270 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2024, $337.7 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized or expired. The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets that meet our return criteria, and then stock repurchases when we believe our stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and Africa. On January 10, 2025, we sold all of our towers and ended our operations in the Philippines and on February 20, 2025, we entered into an agreement to sell all of our towers and related assets held in Colombia. Our primary business line is our site leasing business, which contributed 98.4% of our total segment operating profit for the year ended December 31, 2024. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2024, we owned 39,749 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and Africa. As of December 31, 2024, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2024. In addition, as of December 31, 2024, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into either (1) standalone individual tenant site leases with us, each of which relates to the lease or use of space at an individual site, or (2) master lease agreements (“MLA”) with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a MLA is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators, or (2) escalate annually in accordance with an inflationary index. As of December 31, 2024, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and South Africa, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Colombia, Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

	For the year ended
Segment operating profit as a percentage of	December 31,

total operating profit	2024	2023	2022

Domestic site leasing	75.9%	75.2%	77.0%
International site leasing	22.5%	22.2%	19.2%
Total site leasing	98.4%	97.4%	96.2%

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

During 2025, we expect core leasing revenue in both our domestic and international segments to increase over 2024 levels, on a currency neutral basis, due in part to wireless carriers deploying unused spectrum, the full year impact of towers acquired and built during 2024, and the revenues from towers expected to be acquired and built during 2025. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements in this annual report.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2024. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

During the first quarter of 2024, we completed our assessment on the remaining estimated useful lives of our towers and intangible assets. We concluded through our assessment that, for U.S. GAAP purposes, we should modify our current estimates for asset lives based on our historical operating experience and the findings obtained by our independent consultant. We previously depreciated our towers on a straight-line basis over the shorter of the (i) term of the underlying ground lease (including renewal options) taking into account residual value or (ii) estimated useful life of a tower, which we had historically estimated to be 15 years. Based on our assessment, we revised the estimated useful lives of our towers and certain related intangible assets (which are amortized on a similar basis to our tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. We accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $411.5 million ($372.5 million after tax, or an increase of $3.45 per diluted share) for the year ended December 31, 2024. There have been no other material changes to our significant accounting policies during the year ended December 31, 2024.

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years to fifteen years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 94% of our total revenue for the year ended December 31, 2024.

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

The site development segment represents approximately 6% of our total revenues for the year ended December 31, 2024. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance for the years ended December 31, 2024 and 2023 was $145.7 million and $182.7 million, respectively, of which $26.4 million and $32.3 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case-by-case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

Lease Accounting

ASC 842, Leases, requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. We have elected not to separate nonlease components from the associated lease component for all underlying classes of assets. In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. To determine the lease term, we consider all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life and the respective lease terms of our tenants under the existing lease arrangements on such site. For the discount rate, we use the rate implicit in the lease when available to discount lease payments to present value. However, our ground leases and other property interests generally do not provide a readily determinable implicit rate. Therefore, we estimate the incremental borrowing rate to discount lease payments based on the lease term and lease currency. We use publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Refer to Note 2 in our Consolidated Financial Statements included in this annual report for further discussion on lease accounting.

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

Year Ended 2024 Compared to Year Ended 2023

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,861,424	$1,846,554	$—	$14,870	0.8%
International site leasing	665,341	670,381	(37,553)	32,513	4.8%
Site development	152,869	194,649	—	(41,780)	(21.5%)
Total	$2,679,634	$2,711,584	$(37,553)	$5,603	0.2%
Cost of Revenues
Domestic site leasing	$269,168	$268,572	$—	$596	0.2%
International site leasing	193,829	204,115	(11,016)	730	0.4%
Site development	118,730	139,935	—	(21,205)	(15.2%)
Total	$581,727	$612,622	$(11,016)	$(19,879)	(3.2%)
Operating Profit
Domestic site leasing	$1,592,256	$1,577,982	$—	$14,274	0.9%
International site leasing	471,512	466,266	(26,537)	31,783	6.8%
Site development	34,139	54,714	—	(20,575)	(37.6%)

Revenues

Domestic site leasing revenues increased $14.9 million for the year ended December 31, 2024, as compared to the prior year, primarily due to (1) organic site leasing growth, primarily from monetary lease amendments (due in part to our 2023 MLA with AT&T) and additional equipment added to our towers as well as new leases and contractual rent escalators and (2) revenues from 130 towers acquired and 39 towers built since January 1, 2023, partially offset by lease non-renewals.

International site leasing revenues decreased $5.0 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $32.5 million. These changes were primarily due to (1) lease early termination fees, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) revenues from 147 towers acquired and 783 towers built since January 1, 2023, partially offset by lease non-renewals and a decrease in reimbursable pass-through expenses. Site leasing revenue in Brazil represented 15.0% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $41.8 million for the year ended December 31, 2024, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased $14.3 million for the year ended December 31, 2024, as compared to the prior year, primarily due to higher domestic site leasing revenue as noted above, partially offset by the incremental costs associated with towers acquired and built since January 1, 2023.

International site leasing segment operating profit increased $5.2 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $31.8 million. These changes were primarily due to higher international site leasing revenues as noted above, partially offset by the incremental costs associated with towers acquired and built since January 1, 2023.

Site development segment operating profit decreased $20.6 million for the year ended December 31, 2024, as compared to the prior year, as a result of decreased carrier activity.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$132,627	$121,782	$—	$10,845	8.9%
International site leasing	64,583	66,619	(2,974)	938	1.4%
Total site leasing	$197,210	$188,401	$(2,974)	$11,783	6.3%
Site development	13,983	21,316	—	(7,333)	(34.4%)
Other	47,563	58,219	—	(10,656)	(18.3%)
Total	$258,756	$267,936	$(2,974)	$(6,206)	(2.3%)

Selling, general, and administrative expenses decreased $9.2 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $6.2 million. These changes were driven primarily by a decrease in non-cash compensation expense as well as the $3.1 million Oi reserve recorded in 2023, partially offset by an increase in personnel, and other support related costs.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$14,954	$10,725	$—	$4,229	39.4%
International site leasing	10,992	10,946	(467)	513	4.7%
Total	$25,946	$21,671	$(467)	$4,742	21.9%

Acquisition and new business initiatives related adjustments and expenses increased $4.3 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $4.7 million for the year ended December 31, 2024. These changes were primarily as a result of an increase in our third party acquisition and integration costs as well as higher new business initiative activity as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$49,777	$138,699	$—	$(88,922)	(64.1%)
International site leasing	57,030	28,089	(3,762)	32,703	116.4%
Total site leasing	$106,807	$166,788	$(3,762)	$(56,219)	(33.7%)
Site development	—	372	—	(372)	(100.0%)
Other	1,118	2,227	—	(1,109)	(49.8%)
Total	$107,925	$169,387	$(3,762)	$(57,700)	(34.1%)

Domestic site leasing asset impairment and decommission costs decreased $88.9 million for the year ended December 31, 2024, as compared to the prior year. This change was primarily as a result of a decrease in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and a decrease in tower and equipment related decommission costs. The prior year included increased impairment charges resulting from the planned abandonment of identified sites with minimal expectations of future economic benefit (primarily from Sprint churn).

International site leasing asset impairment and decommission costs increased $28.9 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing asset impairment and decommission costs increased $32.7 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and an increase in tower decommission costs.

Depreciation, Accretion, and Amortization Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$145,041	$457,169	$—	$(312,128)	(68.3%)
International site leasing	113,549	248,758	(5,893)	(129,316)	(52.0%)
Total site leasing	$258,590	$705,927	$(5,893)	$(441,444)	(62.5%)
Site development	3,560	3,704	—	(144)	(3.9%)
Other	7,367	6,678	—	689	10.3%
Total	$269,517	$716,309	$(5,893)	$(440,899)	(61.6%)

Depreciation, accretion, and amortization expense decreased $446.8 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $440.9 million. These changes were primarily due to the change in estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 30 years (effective January 1, 2024) and the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2023.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,249,857	$849,607	$—	$400,250	47.1%
International site leasing	225,358	111,854	(13,441)	126,945	113.5%
Total site leasing	$1,475,215	$961,461	$(13,441)	$527,195	54.8%
Site development	16,596	29,322	—	(12,726)	(43.4%)
Other	(56,048)	(67,124)	—	11,076	(16.5%)
Total	$1,435,763	$923,659	$(13,441)	$525,545	56.9%

Domestic site leasing operating income increased $400.3 million for the year ended December 31, 2024, as compared to the prior year, primarily due to decreases in depreciation, accretion, and amortization expense and asset impairment and decommission costs and higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and acquisition and new business initiatives related adjustments and expenses.

International site leasing operating income increased $113.5 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $126.9 million. These changes were primarily due to a decrease in depreciation, accretion, and amortization expense and higher segment operating profit, partially offset by an increase in asset impairment and decommission costs.

Site development operating income decreased $12.7 million for the year ended December 31, 2024, as compared to the prior year, primarily due to lower segment operating profit driven by less carrier activity, partially offset by a decrease in selling, general, and administrative expenses.

Other operating expense decreased $11.1 million for the year ended December 31, 2024, as compared to the prior year, primarily due to decreases in selling, general, and administrative expenses and asset impairment and decommission costs.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$41,962	$18,305	$(515)	$24,172	132.1%
Interest expense	(399,778)	(400,373)	282	313	(0.1%)
Non-cash interest expense	(27,661)	(35,868)	(1)	8,208	(22.9%)
Amortization of deferred financing fees	(21,265)	(20,273)	—	(992)	4.9%
Loss from extinguishment of debt, net	(5,940)	—	—	(5,940)	—%
Other (expense) income, net	(250,415)	63,053	(320,596)	7,128	(52.2%)
Total	$(663,097)	$(375,156)	$(320,830)	$32,889	(7.3%)

Interest income increased $23.7 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, interest income increased $24.2 million. These changes were primarily due to a higher amount of interest-bearing deposits held and a higher effective interest rate on those deposits as compared to the prior year, as well as interest received on a loan to an unconsolidated joint venture.

Interest expense decreased $0.6 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, interest expense decreased $0.3 million. These changes were primarily due to a lower average principal amount of variable rate cash-interest bearing debt, partially offset by a higher interest rate on said variable debt as compared to the prior year, as well as a higher average principal amount of fixed rate cash-interest bearing debt accruing interest at a higher weighted-average interest rate.

Non-cash interest expense decreased $8.2 million for the year ended December 31, 2024, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2023.

Loss from extinguishment of debt, net was $5.9 million for the year ended December 31, 2024 which primarily represents the write-off of $3.3 million of unamortized financing fees and $1.2 million of the original issuance discount associated with the repayment of the 2018 Term Loan in January 2024.

Other (expense) income, net includes a $236.5 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the year ended December 31, 2024, while the prior year period included an $81.2 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $7.6 million loss on the sale of tower assets.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(23,989)	$(51,088)	$112,443	$(85,344)	363.4%

Provision for income taxes decreased $27.1 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, provision for income taxes increased $85.3 million. These changes were primarily due to an increase in deferred taxes primarily due to the release of the valuation allowance on the domestic TRS in the prior year, partially offset by a decrease in current taxes.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$748,677	$497,415	$(221,828)	$473,090	105.5%

Net income increased $251.3 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, net income increased $473.1 million. These changes were primarily due to increases in site leasing operating income (inclusive of a $372.5 million benefit related to our revision of the estimated useful lives of our towers and certain related intangible assets), interest income, and other (expense) income, net, and a decrease in non-cash interest expense, partially offset by increases in provision for income taxes and loss from extinguishment of debt, net and a decrease in site development operating income.

Year Ended 2023 Compared to Year Ended 2022

For a discussion of our 2023 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 28, 2024.

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

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2024	2023	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$748,677	$497,415	$(221,828)	$473,090	105.5%
Non-cash straight-line leasing revenue	(10,851)	(25,206)	(160)	14,515	(57.6%)
Non-cash straight-line ground lease expense	(7,668)	(686)	(201)	(6,781)	988.5%
Non-cash compensation	74,374	87,919	(521)	(13,024)	(14.8%)
Loss from extinguishment of debt, net	5,940	—	—	5,940	—%
Other expense (income), net	250,415	(63,053)	320,596	(7,128)	52.2%
Acquisition and new business initiatives
related adjustments and expenses	25,946	21,671	(467)	4,742	21.9%
Asset impairment and decommission costs	107,925	169,387	(3,762)	(57,700)	(34.1%)
Interest income	(41,962)	(18,305)	515	(24,172)	132.1%
Interest expense (1)	448,704	456,514	(281)	(7,529)	(1.6%)
Depreciation, accretion, and amortization	269,517	716,309	(5,893)	(440,899)	(61.6%)
Provision for income taxes (2)	23,328	51,885	(112,444)	83,887	345.5%
Adjusted EBITDA	$1,894,345	$1,893,850	$(24,446)	$24,941	1.3%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for income taxes includes a $0.7 million benefit from franchise and gross receipts taxes for the year ended December 31, 2024 and $0.8 million of franchise taxes for the year ended December 31, 2023 reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased $0.5 million for the year ended December 31, 2024, as compared to the prior year. On a constant currency basis, Adjusted EBITDA increased $24.9 million. These changes were primarily due to an increase in site leasing segment operating profit, partially offset by a decrease in site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the year ended December 31,
	2024	2023

	(in thousands)
Cash provided by operating activities	$1,334,866	$1,544,393
Cash used in investing activities	(809,310)	(468,246)
Cash provided by (used in) financing activities	645,742	(1,017,218)
Change in cash, cash equivalents, and restricted cash	1,171,298	58,929
Effect of exchange rate changes on cash, cash equiv., and restricted cash	(21,587)	2,734
Cash, cash equivalents, and restricted cash, beginning of year	250,946	189,283
Cash, cash equivalents, and restricted cash, end of year	$1,400,657	$250,946

Operating Activities

Cash provided by operating activities was $1.3 billion for the year ended December 31, 2024 as compared to $1.5 billion for the year ended December 31, 2023. The decrease was primarily due to an increase in cash outflows associated with working capital changes related to the timing of customer payments and increases in cash selling, general, and administrative expenses and cash asset impairment and decommission costs as well as a decrease in site development segment operating profit, partially offset by increases in site leasing segment operating profit and interest income.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$(243,635)	$(86,686)
Land buyouts and other assets (1)	(56,176)	(43,275)
Construction and related costs	(119,853)	(98,128)
Augmentation and tower upgrades	(53,554)	(82,493)
Tower maintenance	(49,210)	(50,463)
General corporate	(5,532)	(5,614)
Other investing activities (2)(3)	(281,350)	(101,587)
Net cash used in investing activities	$(809,310)	$(468,246)

(1)Excludes $24.9 million and $17.6 million spent to extend ground lease terms for the years ended December 31, 2024 and 2023, respectively. We recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of our Consolidated Statements of Cash Flows.

(2)Includes amounts paid for the purchase of and received from the sale of short-term investments during the years ended December 31, 2024 and 2023.

(3)Includes $11.1 million and $100.5 million of loans to an unconsolidated joint venture for the years ended December 31, 2024 and 2023, respectively.

During the fourth quarter of 2024, we entered into an agreement to purchase over 7,000 communication sites in Central America from Millicom International Cellular S.A. (“Millicom”) for approximately $975.0 million in cash. These sites are located in Guatemala, Honduras, Panama, El Salvador, and Nicaragua, with significantly all cash flows denominated in USD. Upon closing, Millicom will enter into country-specific MLAs to lease back space on all acquired sites for an initial term of 15 years. The MLAs will also incorporate an extension to our approximately 1,500 existing site leases with Millicom for a new 15-year term. Additionally, as part of the purchase agreement, we have agreed to a seven-year exclusivity right with Millicom for us to build up to 2,500 build-to-suit sites in Central America for Millicom with new leases on any sites built having an initial lease term of 15 years. This transaction has an estimated closing date of September 1, 2025; however, the ultimate closing is dependent upon regulatory approvals and other requirements and may differ from this date.

In addition to the Millicom transaction, subsequent to December 31, 2024, we purchased or are under contract to purchase 32 communication sites for an aggregate consideration of $14.6 million in cash. We anticipate that these acquisitions will be closed by the end of the second quarter of 2025.

For 2025, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $53.0 million to $63.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,255.0 million to $1,275.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2024	2023

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$(180,000)	$(540,000)
Proceeds from issuance of Term Loans, net of fees (1)	2,280,565	—
Repayment of Term Loans (1)	(2,292,244)	(24,000)
Proceeds from issuance of Tower Securities, net of fees (1)	2,052,136	—
Repayment of Tower Securities (1)	(620,269)	—
Repurchase and retirement of common stock (2)	(200,019)	(100,010)
Payment of dividends on common stock	(424,191)	(369,960)
Proceeds from employee stock purchase/stock option plans, net of taxes	17,185	16,715
Other financing activities	12,579	37
Net cash provided by (used in) financing activities	$645,742	$(1,017,218)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)As of the date of this filing, we had $204.7 million remaining under the current authorized share repurchase plan.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 28, 2024.

Dividends

For the year ended December 31, 2024, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million (1)	March 28, 2024
April 29, 2024	May 23, 2024	$0.98	$105.3 million	June 18, 2024
July 28, 2024	August 22, 2024	$0.98	$105.3 million	September 18, 2024
October 27, 2024	November 14, 2024	$0.98	$105.4 million	December 12, 2024

(1)Amount reflected includes the payment of $1.9 million in dividend equivalents.

Dividends paid in 2024 and 2023 were ordinary taxable dividends.

Subsequent to December 31, 2024, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 23, 2025	March 13, 2025	$1.11	March 27, 2025

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2024, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2024, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 29, 2024, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the year ended December 31, 2024, we did not issue any securities under our automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

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

The Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Net Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. As of December 31, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

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

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	December 31, 2024 (1)	December 31, 2024 (2)

Revolving Credit Facility	5.407%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes our Revolving Credit Facility activity during the years ended December 31, 2024 and 2023 (in thousands):

	For the year
	ended December 31,
	2024	2023

Beginning outstanding balance	$180,000	$720,000
Borrowings	370,000	190,000
Repayments	(550,000)	(730,000)
Ending outstanding balance	$—	$180,000

Subsequent to December 31, 2024, we made no borrowings under the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan (as amended on October 2, 2024) accrues interest, at SBA Senior Finance II’s election, at either the Base Rate (with a zero Base Rate floor) plus 75 basis points or at Term SOFR (with a floor of 0%) plus 175 basis points. The 2024 Term Loan was issued at 99.75% of par value. The proceeds from the 2024 Term Loan were used to retire our 2018 Term Loan and to pay related fees and expenses. The 2024 Term Loan has a blended rate of 2.428%, which includes the impact of the current interest rate swap. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 6.110% as of December 31, 2024.

Principal payments on the 2024 Term Loan are made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million. We incurred financing fees of approximately $19.4 million in relation to this transaction, which are being amortized through the maturity date.

During the year ended December 31, 2024, we repaid an aggregate of $17.3 million of principal on the 2024 Term Loan. As of December 31, 2024, the 2024 Term Loan had a principal balance of $2.3 billion.

2018 Term Loan

The 2018 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that was set to mature on April 11, 2025. The 2018 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor).

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, retired the 2018 Term Loan. In connection with the repayment, we expensed $3.3 million of net deferred financing fees and $1.2 million of original issuance discount related to the debt.

Interest Rate Swaps

On August 4, 2020, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an interest rate swap which swapped $1.95 billion of notional value accruing interest at one month LIBOR plus 175 basis points for an all-in fixed rate of 1.874% per annum through July 31, 2023.

On June 21, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, amended our existing interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 185 basis points for an all-in fixed rate of 1.900% per annum from August 1, 2023 through January 25, 2024 (the repayment date of the 2018 Term Loan and issuance date of the 2024 Term Loan). The swap remains in effect under the 2024 Term Loan (as amended on October 2, 2024) and swaps $1.95 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 1.800% per annum through March 31, 2025.

On November 3, 2023, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into a forward-starting interest rate swap agreement which will swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 5.580% per annum. On September 6, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, entered into an additional forward-starting interest rate swap agreement to swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 4.750% per annum (collectively the “forward-starting swaps”). The forward-starting swaps have an effective start date of March 31, 2025 (coinciding with the expiration date of the current $1.95 billion notional value swap) and a maturity date of April 11, 2028. The combined notional value of both forward-starting swaps of $2.0 billion will effectively fix one month term SOFR for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2024, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $8.4 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,516 tower sites owned by the Borrowers as of December 31, 2024. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within six months (in the case of the component corresponding to the 2024-2C Tower Securities), twelve months (in the case of the component corresponding to the 2019-1C Tower Securities, 2020-1C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2022-1C Tower Securities), eighteen months (in the case of the components corresponding to the 2020-2C Tower Securities and 2021-3C Tower Securities), or twenty-four months (in the case of the component corresponding to the 2024-1C Tower Securities) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

The table below sets forth the material terms of our outstanding Tower Securities as of December 31, 2024:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2019-1C Tower Securities (2)	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052
2024-1C Tower Securities	Oct. 11, 2024	$1,450.0	4.831%	Oct. 9, 2029	Oct. 8, 2054
2024-2C Tower Securities (3)	Oct. 11, 2024	$620.0	4.654%	Oct. 8, 2027	Oct. 8, 2054

(1)Interest paid monthly.

(2)On January 15, 2025, we repaid the aggregate amount of the 2019-1C Tower Securities.

(3)The interest rate reflected is the all-in fixed rate which includes the impact of our treasury lock agreement entered on September 11, 2024. The treasury lock agreement fixed the three-year treasury rate at 3.3985% for $620.0 million of notional value related to the 2024-2C Tower Securities issued on October 11, 2024. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrue interest at 5.115%.

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of December 31, 2024:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2019-1R Tower Securities (2)	Sep. 13, 2019	$61.4	4.213%	Jan. 12, 2025	Jan. 12, 2050
2020-2R Tower Securities	Jul. 14, 2020	$71.1	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052
2024-1R Tower Securities	Oct. 11, 2024	$108.7	6.252%	Oct. 9, 2029	Oct. 8, 2054

(1)Interest paid monthly.

(2)On January 15, 2025, we repaid the aggregate amount of the 2019-1R Tower Securities.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, 2022-1R Tower Securities, and 2024-1R Tower Securities eliminate in consolidation.

Debt Covenants

As of December 31, 2024, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of December 31, 2024:

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

Debt Service

As of December 31, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended December 31, 2025 based on the amounts outstanding as of December 31, 2024 and the interest rates accruing on those amounts on such date (in thousands):

Revolving Credit Facility (1)	$2,800
2024 Term Loan (2)	127,290
2019-1C Tower Securities (3)	1,166,297
2020-1C Tower Securities	14,368
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$1,645,452

(1)As of December 31, 2024, no amount was outstanding under the Revolving Credit Facility. Subsequent to December 31, 2024, we made no borrowings under the Revolving Credit Facility.

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

(3)On January 15, 2025, we repaid the full amount of the 2019-1C Tower Securities.

Inflation

The impact of inflation on our operations has not been material to date. However, the impact of higher interest rates, has impacted, and is expected to continue to impact, our growth rate and future operating results. Higher interest rates have impacted, and are expected to continue to impact, the ability and willingness of wireless service providers to incur capital expenditures at prior levels to expand their networks, which could adversely affect our future revenue growth rates. In addition, increased interest rates may adversely affect our costs to refinance our indebtedness at maturity. In addition, persistent high rates of inflation could adversely affect our future operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-

determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America and Africa which have inflationary index-based rent escalators.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations, fair values, and interest payments associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value

	(in thousands)
2024 Term Loan	$23,000	$23,000	$23,000	$23,000	$23,000	$2,167,750	$2,282,750	$2,282,750
2019-1C Tower Securities (1)	1,165,000	—	—	—	—	—	1,165,000	1,128,803
2020-1C Tower Securities (1)	—	750,000	—	—	—	—	750,000	726,038
2020-2C Tower Securities (1)	—	—	—	600,000	—	—	600,000	516,342
2021-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,008,331
2021-2C Tower Securities (1)	—	—	895,000	—	—	—	895,000	763,757
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	679,144
2022-1C Tower Securities (1)	—	—	—	850,000	—	—	850,000	878,475
2024-1C Tower Securities (1)	—	—	—	—	1,450,000	—	1,450,000	1,453,292
2024-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	618,698
2020 Senior Notes	—	—	1,500,000	—	—	—	1,500,000	1,440,270
2021 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,353,750
Total debt obligation	$1,188,000	$1,938,000	$3,038,000	$1,473,000	$2,973,000	$3,062,750	$13,672,750	$12,849,650

Interest payments (2)	$457,452	$469,360	$384,500	$279,785	$218,528	$345,873	$2,155,498

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to Debt Instruments and Debt Service Requirements above.

(2)Represents interest payments based on the 2019-1C Tower Securities interest rate of 2.836%, the 2020-1C Tower Securities interest rate of 1.884%, the 2020-2C Tower Securities interest rate of 2.328%, the 2021-1C Tower Securities interest rate of 1.631%, the 2021-2C Tower Securities interest rate of 1.840%, the 2021-3C Tower Securities interest rate of 2.593%, the 2022-1C Tower Securities interest rate of 6.599%, the 2024-1C Tower Securities interest rate of 4.831%, the 2024-2C Tower Securities of all-in interest rate of 4.654%, the 2024 Term Loan at an average interest rate of 2.428% (which includes the impact of interest rate swaps) as of December 31, 2024, the 2020 Senior Notes interest rate of 3.875%, and the 2021 Senior Notes interest rate of 3.125%.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on the variable portion of our 2024 Term Loan, and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of December 31, 2024. As of December 31, 2024, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.7% for the year ended December 31, 2024.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Colombia, Costa Rica, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Colombia, Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2024, approximately 21.8% of our revenues and approximately 31.1% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2024. The analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.3% and 1.0%, respectively, for the year ended December 31, 2024.

As of December 31, 2024, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2024 would have resulted in approximately $113.6 million of unrealized gains or losses that would have been included in Other (expense) income, net in our Consolidated Statements of Operations for the year ended December 31, 2024.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, the drivers of such growth, the demand for our towers, the future capital investments of our customers (including with respect to the implementation of broad based 5G availability), future spectrum auctions, the trends developing in our industry, and competitive factors;

•our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•our expectations regarding Echostar;

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

•our expectation that, due to the nature and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;

•our expectation regarding the scalability of our operations and growth of our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•our expectations regarding churn rates, including with respect to legacy Sprint leases and Oi leases;

•our expectations regarding the timing for closing of pending acquisitions, including the Millicom transaction;

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

•our expectations regarding our debt service in 2025 and our ability to service our outstanding debt during the next twelve months; and

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

•the impact of churn based on prior and future consolidation among wireless service providers;

•the ability of Echostar to become and compete as a nationwide carrier;

•the impact of high interest rates on our results of operations and our ability to refinance our existing indebtedness at commercially reasonable rates or at all;

•our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;

•our ability to successfully manage the risks associated with international operations, including risks relating to competition, political or economic conditions, inflation, potential tariffs, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems, and land ownership, including land ownership risks with respect to towers we don’t own;

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

•our ability to build new towers, including our ability to identify and acquire land that would be attractive for our customers and to successfully and timely address zoning, permitting, weather, availability and cost of labor and supplies and other issues that arise in connection with the building of new towers;

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SBA Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boca Raton, Florida

February 26, 2025

ITEM 9B. OTHER INFORMATION

(a) 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(d) of Regulation S-K.

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2024:

Equity Compensation Plan Information
As of December 31, 2024
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted-Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	1,058	(1)	$172.34	—
2020 Plan	698	(2)	11.13	1,929
Equity compensation plans not approved by
security holders	—			—
Total	1,756		$108.22	1,929

(1)Included in the number of securities in column (a) is 18 restricted stock units which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $172.34.

(2)Included in the number of securities in column (a) is 392,911 restricted stock units and 275,461 performance-based restricted stock units, which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $259.16.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

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

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
39,749 sites	(1)	$10,672,750	(2)	(3)	(3)	$8,213,791 (4)	$(4,291,860)	Various	Various	Up to 70 years	(5)

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2024, certain assets secure debt of $10.7 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

(5)Amounts include the acquisition of the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E.

	2024	2023	2022

	(in thousands)
Gross amount at beginning	$8,231,510	$7,993,750	$7,068,208
Additions during period:
Acquisitions (1)	34,350	22,081	727,863
Construction and related costs on new builds	131,539	59,873	69,384
Augmentation and tower upgrades	54,181	82,917	60,247
Land buyouts and other assets	31,739	32,247	26,588
Tower maintenance	50,182	49,471	42,048
Other (2)	2,942	35,880	23,824
Total additions	304,933	282,469	949,954
Deductions during period:
Cost of real estate sold or disposed	(437)	(8,024)	(610)
Impairment (3)	(73,977)	(119,307)	(23,638)
Other (4)	(248,238)	82,622	(164)
Total deductions	(322,652)	(44,709)	(24,412)
Balance at end	$8,213,791	$8,231,510	$7,993,750

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

(4)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2024	2023	2022

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(4,232,369)	$(3,925,893)	$(3,644,238)
Additions during period:
Depreciation (1)	(128,548)	(300,458)	(285,918)
Other (2)	(693)	(14,339)	(3,382)
Total additions	(129,241)	(314,797)	(289,300)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	24,210	8,070	7,505
Other (2)	45,540	251	140
Total deductions	69,750	8,321	7,645
Balance at end	$(4,291,860)	$(4,232,369)	$(3,925,893)

(1)Amounts as of December 31, 2022 include the depreciation related to the acquisition of sites from GTS.

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

		8-K	05/28/20
4.31	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.30)	8-K	02/07/20
4.32	Indenture dated as of January 29, 2021, between SBA Communications Corporation and U.S. Bank National Association.	8-K	01/29/21
4.33	Form of 3.125% Senior Notes due 2029 (included in Exhibit 4.32).	8-K	01/29/21
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
10.6A	Purchase Agreement, dated September 10, 2024, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as Trustee, and the several Initial Purchasers listed on Schedule I thereto.	8-K	10/11/24
10.6B	Purchase Agreement, dated October 11, 2024, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as Trustee, and the several Initial Purchasers listed on Schedule I thereto.	8-K	10/11/24
10.7D

Third Amended and Restated Credit Agreement, dated as of January 25, 2024, among SBA Senior Finance II LLC, as borrower, the banks and other financial institutions or entities party thereto and Toronto Dominion (Texas) LLC, as administrative agent.

		8-K	01/25/24
10.7E

First Amendment to the Third Amended and Restated Credit Agreement, dated October 2, 2024 among SBA Senior Finance II LLC, the lenders and other persons party thereto and Toronto Dominion (Texas) LLC, as administrative agent.

		8-K	10/02/24

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
10.12K

Eleventh Loan and Security Agreement Supplement, dated October 11, 2024, by and among the Borrowers named therein and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		8-K	10/11/24
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.50A

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2016
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85F	Amended and Restated Employment Agreement, dated as of October 1, 2021, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2022
10.85G	Second Amended and Restated Employment Agreement, dated as of February 19, 2024, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2023
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.90	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-Q	Quarter ended June 30, 2020
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
10.96	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	10-Q	Quarter ended March 31, 2020

10.97	SBA Communications Corporation Executive Severance Plan	10-K	Year ended December 31, 2023
10.98	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†*
19.1	SBA Communications Corporation Insider Trading Policy*
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97	SBA Communications Corporation Executive Officer Clawback Policy	10-K	Year ended December 31, 2023
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh Chief Executive Officer and President
Date:	February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Stoops	Chairman of the Board of Directors	February 26, 2025
Jeffrey A. Stoops

/s/ Brendan T. Cavanagh	Chief Executive Officer and President	February 26, 2025
Brendan T. Cavanagh	(Principal Executive Officer)

/s/ Marc Montagner	Chief Financial Officer and Executive Vice President	February 26, 2025
Marc Montagner	(Principal Financial Officer)

/s/ Saul Kredi	Chief Accounting Officer and Vice President	February 26, 2025
Saul Kredi	(Principal Accounting Officer)

/s/ Steven E. Bernstein	Director	February 26, 2025
Steven E. Bernstein

/s/ Mary S. Chan	Director	February 26, 2025
Mary S. Chan

/s/ Laurie Bowen	Director	February 26, 2025
Laurie Bowen

/s/ George R. Krouse Jr.	Director	February 26, 2025
George R. Krouse Jr.

/s/ Jack Langer	Director	February 26, 2025
Jack Langer

/s/ Kevin L. Beebe	Director	February 26, 2025
Kevin L. Beebe

/s/ Amy E. Wilson	Director	February 26, 2025
Amy E. Wilson

/s/ Jay L. Johnson	Director	February 26, 2025
Jay L. Johnson

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Accounting for Ground Leases
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments over the lease term. As of December 31, 2024, the Company had $2.3 billion of operating lease right-of-use assets, net, $259.8 million of current operating lease liabilities, and $1.9 billion of long-term lease liabilities. For the period ended December 31, 2024, the total operating lease right-of-use assets obtained for new operating lease liabilities were $59.2 million, and operating lease right-of-use asset adjustments associated with lease modifications and reassessments were $268.5 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The IBR is computed on a lease-by-lease basis when the Company enters into a new lease, upon a lease modification, or upon a lease reassessment event.

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

Boca Raton, Florida

February 26, 2025

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$189,841	$208,547
Restricted cash	1,206,653	38,129
Accounts receivable, net	145,695	182,746
Costs and estimated earnings in excess of billings on uncompleted contracts	19,198	16,252
Prepaid expenses and other current assets	417,333	38,593
Total current assets	1,978,720	484,267
Property and equipment, net	2,792,084	2,711,719
Intangible assets, net	2,388,707	2,455,597
Operating lease right-of-use assets, net	2,292,459	2,240,781
Acquired and other right-of-use assets, net	1,308,269	1,473,601
Other assets	657,097	812,476
Total assets	$11,417,336	$10,178,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$59,549	$42,202
Accrued expenses	81,977	92,622
Current maturities of long-term debt	1,187,913	643,145
Deferred revenue	127,308	235,668
Accrued interest	62,239	57,496
Current lease liabilities	261,017	273,464
Other current liabilities	17,933	18,662
Total current liabilities	1,797,936	1,363,259
Long-term liabilities:
Long-term debt, net	12,403,825	11,681,170
Long-term lease liabilities	1,903,439	1,865,686
Other long-term liabilities	367,942	404,161
Total long-term liabilities	14,675,206	13,951,017
Redeemable noncontrolling interests	54,132	35,047
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,561 shares and
108,050 shares issued and outstanding at December 31, 2024 and December 31, 2023,
respectively	1,076	1,080
Additional paid-in capital	2,975,455	2,894,060
Accumulated deficit	(7,326,189)	(7,450,824)
Accumulated other comprehensive loss, net	(760,280)	(615,198)
Total shareholders' deficit	(5,109,938)	(5,170,882)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$11,417,336	$10,178,441

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2024	2023	2022

Revenues:
Site leasing	$2,526,765	$2,516,935	$2,336,575
Site development	152,869	194,649	296,879
Total revenues	2,679,634	2,711,584	2,633,454
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	462,997	472,687	445,685
Cost of site development	118,730	139,935	222,965
Selling, general, and administrative expenses	258,756	267,936	261,853
Acquisition and new business initiatives related
adjustments and expenses	25,946	21,671	26,807
Asset impairment and decommission costs	107,925	169,387	43,160
Depreciation, accretion, and amortization	269,517	716,309	707,576
Total operating expenses	1,243,871	1,787,925	1,708,046
Operating income	1,435,763	923,659	925,408
Other income (expense):
Interest income	41,962	18,305	10,133
Interest expense	(399,778)	(400,373)	(353,784)
Non-cash interest expense	(27,661)	(35,868)	(46,109)
Amortization of deferred financing fees	(21,265)	(20,273)	(19,835)
Loss from extinguishment of debt, net	(5,940)	—	(437)
Other (expense) income, net	(250,415)	63,053	10,467
Total other expense, net	(663,097)	(375,156)	(399,565)
Income before income taxes	772,666	548,503	525,843
Provision for income taxes	(23,989)	(51,088)	(66,044)
Net income	748,677	497,415	459,799
Net loss attributable to noncontrolling interests	859	4,397	1,630
Net income attributable to SBA Communications
Corporation	$749,536	$501,812	$461,429
Net income per common share attributable to SBA
Communications Corporation:
Basic	$6.96	$4.64	$4.27
Diluted	$6.94	$4.61	$4.22
Weighted-average number of common shares
Basic	107,644	108,204	107,957
Diluted	108,080	108,907	109,386

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2024	2023	2022

Net income	$748,677	$497,415	$459,799
Adjustments related to interest rate swaps	(617)	(68,133)	167,423
Foreign currency translation adjustments	(143,847)	42,546	4,172
Comprehensive income	604,213	471,828	631,394
Comprehensive loss attributable to noncontrolling interests	241	5,296	1,834
Comprehensive income attributable to SBA
Communications Corporation	$604,454	$477,124	$633,228

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Total Shareholders' Equity (Deficit)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2021	108,956	$1,089	$2,681,347	$(7,203,531)	$(762,309)	$(5,283,404)
Net income attributable to SBA
Communications Corporation	—	—	—	461,429	—	461,429
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	341	3	28,302	—	—	28,305
Non-cash stock compensation	—	—	101,846	—	—	101,846
Adjustments related to interest rate swaps	—	—	—	—	167,423	167,423
Repurchase and retirement of common stock	(1,300)	(12)	—	(431,654)	—	(431,666)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	4,376	4,376
Dividends and dividend equivalents
on common stock	—	—	—	(308,305)	—	(308,305)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(16,319)	—	—	(16,319)
BALANCE, December 31, 2022	107,997	1,080	2,795,176	(7,482,061)	(590,510)	(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	501,812	—	501,812
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	558	5	16,710	—	—	16,715
Non-cash stock compensation	—	—	89,582	—	—	89,582
Adjustments related to interest rate swaps	—	—	—	—	(68,133)	(68,133)
Repurchase and retirement of common stock	(505)	(5)	—	(100,005)	—	(100,010)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	43,445	43,445
Dividends and dividend equivalents
on common stock	—	—	—	(370,570)	—	(370,570)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,408)	—	—	(7,408)
BALANCE, December 31, 2023	108,050	1,080	2,894,060	(7,450,824)	(615,198)	(5,170,882)
Net income attributable to SBA
Communications Corporation	—	—	—	749,536	—	749,536
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	446	5	17,130	—	—	17,135
Non-cash stock compensation	—	—	75,996	—	—	75,996
Adjustments related to interest rate swaps	—	—	—	—	(617)	(617)
Repurchase and retirement of common stock	(935)	(9)	—	(200,010)	—	(200,019)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(144,465)	(144,465)
Dividends and dividend equivalents
on common stock	—	—	—	(424,891)	—	(424,891)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(11,731)	—	—	(11,731)
BALANCE, December 31, 2024	107,561	$1,076	$2,975,455	$(7,326,189)	$(760,280)	$(5,109,938)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$748,677	$497,415	$459,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	269,517	716,309	707,576
Non-cash asset impairment and decommission costs	91,279	154,947	42,807
Non-cash compensation expense	74,374	87,919	99,909
Loss (gain) on remeasurement of U.S. denominated intercompany loans	236,467	(81,222)	(20,295)
Loss from extinguishment of debt, net	5,940	—	437
Deferred income tax (benefit) expense	(13,087)	4,629	32,901
Non-cash interest expense	27,661	35,868	46,109
Amortization of deferred financing fees	21,265	20,273	19,835
Other non-cash items reflected in the Statements of Operations	15,829	43,785	9,742
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	18,109	44,386	(81,351)
Prepaid expenses and other assets	(19,480)	(35,498)	(29,746)
Operating lease right-of-use assets, net	127,182	141,114	135,473
Accounts payable and accrued expenses	(4,402)	(66,324)	25,118
Long-term lease liabilities	(141,214)	(138,699)	(129,471)
Other liabilities	(123,251)	119,491	(33,143)
Net cash provided by operating activities	1,334,866	1,544,393	1,285,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(299,811)	(129,961)	(1,176,092)
Capital expenditures	(228,149)	(236,698)	(214,443)
Purchase of investments	(1,800,683)	(1,339,026)	(881,781)
Proceeds from sale of investments	1,536,750	1,338,354	878,138
Loan to unconsolidated joint venture	(11,100)	(100,494)	—
Other investing activities	(6,317)	(421)	524
Net cash used in investing activities	(809,310)	(468,246)	(1,393,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	370,000	190,000	975,000
Repayments under Revolving Credit Facility	(550,000)	(730,000)	(605,000)
Proceeds from issuance of Term Loans, net of fees	2,280,565	—	—
Repayment of Term Loans	(2,292,244)	(24,000)	(24,000)
Proceeds from issuance of Tower Securities, net of fees	2,052,136	—	839,885
Repayment of Tower Securities	(620,269)	—	(640,000)
Repurchase and retirement of common stock	(200,019)	(100,010)	(431,666)
Payment of dividends on common stock	(424,191)	(369,960)	(306,766)
Proceeds from employee stock purchase/stock option plans	35,986	44,196	38,303
Payments related to taxes on stock options and restricted stock units	(18,801)	(27,481)	(9,958)
Other financing activities	12,579	37	28,728
Net cash provided by (used in) financing activities	645,742	(1,017,218)	(135,474)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21,587)	2,734	(2,915)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,149,711	61,663	(246,343)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	250,946	189,283	435,626
End of year	$1,400,657	$250,946	$189,283

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$395,112	$396,593	$347,659
Income taxes	$42,415	$25,581	$32,320

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$59,189	$55,409	$171,203
Operating lease modifications and reassessments	$268,531	$(36,539)	$48,946
Right-of-use assets obtained in exchange for new finance lease liabilities	$336	$1,954	$3,860

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

As of December 31, 2024, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Nicaragua, Panama, Peru, South Africa, the Philippines, and Tanzania. Space on these towers is leased primarily to wireless service providers. On January 10, 2025, the Company completed the sale of all its towers and ended its operations in the Philippines and on February 20, 2025, the Company entered into an agreement to sell all of its towers and related assets held in Colombia. As of December 31, 2024, the Company owned and operated 39,749 towers of which 17,464 are domestic and 22,285 are international, of which 12,520 are located in Brazil.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

During the first quarter of 2024, the Company completed its assessment on the remaining estimated useful lives of its towers and intangible assets. The Company concluded through its assessment that, for U.S. GAAP purposes, it should modify its current estimates for asset lives based on its historical operating experience and the findings obtained by its independent consultant. The Company previously depreciated its towers on a straight-line basis over the shorter of the (i) term of the underlying ground lease

(including renewal options) taking into account residual value or (ii) estimated useful life of a tower, which the Company had historically estimated to be 15 years. Based on its assessment, the Company revised the estimated useful lives of its towers and certain related intangible assets (which are amortized on a similar basis to its tower assets, as their useful lives correlate to the useful life of the towers) from 15 years to 30 years, effective January 1, 2024. The Company accounted for the change in estimated useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2024, resulting in a reduction in depreciation and amortization expense of approximately $411.5 million ($372.5 million after tax, or an increase of $3.45 per diluted share) for the year ended December 31, 2024.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, commercial paper, highly liquid short-term investments, and other marketable securities with an original maturity of three months or less at the time of purchase. These investments are carried at cost, which approximates fair value.

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

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments and are classified in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The Company’s short-term investments primarily consist of money market funds. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments consist of strategic investments in companies and are accounted for under the cost and equity method. Gross purchases and proceeds from sales of the Company’s investments are presented within Cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. During the years ended December 31, 2024 and 2023, no gain or loss was recorded related to the sale or maturity of investments.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.8 million, $0.9 million, and $0.6 million of interest cost was capitalized in 2024, 2023 and 2022, respectively.

Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease after consideration of residual value. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the minimum lease term of the lease. For all other property and equipment, depreciation is provided using the straight-line method over the estimated useful lives.

The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the useful lives of assets are reduced, depreciation may be accelerated in future years. Property and equipment under capital leases are amortized on a straight-line basis over the term of the lease, after consideration of residual value, or the remaining estimated life of the leased property, whichever is shorter, and the related amortization is included in depreciation expense. Expenditures for maintenance and repair are expensed as incurred.

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 30 years
Furniture, equipment, and vehicles	2 - 7 years
Data Centers, buildings, and leasehold improvements	10 - 40 years

Betterments, improvements, and significant repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented other than the change of useful lives of the Company’s towers from 15 years to 30 years effective January 1, 2024, as discussed above.

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

Intangible Assets

The Company classifies as intangible assets the fair value of current leases in place at the acquisition date of towers and related intangible assets (referred to as the “Current contract intangibles”), and the fair value of future tenant leases anticipated to be added to the acquired towers (referred to as the “Network location intangibles”). These intangibles are estimated to have a useful life consistent with the useful life of the related tower assets, which is typically 30 years. For all intangible assets, amortization is provided using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

Impairment of Long-Lived Assets

The Company evaluates its individual long-lived and related assets with finite lives for indicators of impairment to determine when an impairment analysis should be performed. The Company evaluates its tower and related assets at the tower level, which is the lowest level for which identifiable cash flows exists. The Company evaluates its Network location intangibles for impairment at the tower leasing business level. The Company has established a policy to at least annually, or earlier if indicators of impairment arise, evaluate its tower assets and Current contract and Network location intangibles for impairment.

The Company performs its evaluation for impairment by first calculating the future undiscounted cash flows of its investments in towers and related assets and comparing those amounts to the carrying value of the assets. If the future undiscounted cash flows are lower than the carrying value of the investment in the tower and related assets, the Company calculates the future discounted cash flows and compares those amounts to the carrying value. The Company records an impairment charge for any amounts lower than the carrying value. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge.

The Company recognized impairment charges of $107.9 million, $169.4 million, and $43.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the current term of the related lease agreements. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 94% of the Company’s total revenues for the year ended December 31, 2024. For additional information on tenant leases, refer to the Leases section below.

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

The site development segment represents approximately 6% of the Company’s total revenues for the year ended December 31, 2024. The Company accounts for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance was $145.7 million and $182.7 million as of December 31, 2024 and 2023, respectively, of which $26.4 million and $32.3 million related to the site development segment as of December 31, 2024 and 2023, respectively. Refer to Note 15 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts for the Company’s site leasing and site development businesses:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Beginning balance	$12,838	$9,166	$12,135
Provision for doubtful accounts (1)	3,680	3,731	632
Write-offs	(637)	(220)	(1,793)
Recoveries (2)	—	—	(2,204)
Acquisitions	—	—	116
Currency translation adjustment	(1,194)	161	280
Ending balance	$14,687	$12,838	$9,166

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

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2024. The REIT had taxable income during the year ended December 31, 2024 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2024 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. A portion of the deferred tax asset generated by the NOLs are reserved by a valuation allowance.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and purchases under the Company’s employee stock purchase plans. The Company records compensation expense for stock options, RSUs, and

PSUs on a straight-line basis over the vesting period; however, compensation expense related to certain PSUs are subject to adjustment on performance relative to the established targets. Compensation expense for stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for RSUs and PSUs is based on the fair market value of the units awarded at the date of the grant. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

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

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2024 and 2023, the asset retirement obligation was $140.9 million and $119.3 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income, foreign currency translation adjustments, and adjustments related to interest rate swaps designated as cash flow hedges.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other (expense) income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $156.8 million loss, a $52.4 million gain, and a $12.9 million gain, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024, the Company funded $9.3 million and repaid $177.1 million under its intercompany loan agreements. As of December 31, 2024 and 2023, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.1 billion and $1.3 billion, respectively. Subsequent to December 31, 2024, the Company made no repayments under its intercompany loan agreements.

Acquisitions

The Company’s acquisitions generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805, Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or require acceleration of the amortization expense of intangible assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2024, there were no material acquisitions with purchase price allocations that were preliminary.

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

Leases

ASC 842, Leases, requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments and any prepaid rent amounts. The Company has elected not to separate nonlease components from the associated lease component for all underlying classes of assets.

The components of the right-of-use lease liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,	December 31,
	2024	2023

	(in thousands)
Current operating lease liabilities	$259,765	$271,793
Current financing lease liabilities	1,252	1,671
Current lease liabilities	$261,017	$273,464

Long-term operating lease liabilities	$1,901,554	$1,862,509
Long-term financing lease liabilities	1,885	3,177
Long-term lease liabilities	$1,903,439	$1,865,686

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

Finance Leases

Vehicle leases. The Company leases vehicles that are used in its site development business. These leases are generally accounted for as financing leases and have lease terms that are contractually committed and do not include optional renewal terms.

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

The components of lease cost, lease term, and discount rate as of December 31, 2024 and 2023 are as follows:

	For the year ended December 31,
	2024	2023

	(in thousands)
Amortization of acquired and other right-of-use assets	$38,771	$42,312
Interest on finance lease liabilities	177	211
Total finance lease cost	38,948	42,523
Operating lease cost	278,443	290,169
Variable lease cost	60,732	63,625
Total lease cost	$378,123	$396,317

Weighted-Average Remaining Lease Term as of 2024 and 2023:
Operating leases	15.8 years	12.9 years
Finance leases	50.9 years	49.3 years

Weighted-Average Discount Rate as of 2024 and 2023:
Operating leases	6.6%	6.4%
Finance leases	4.9%	4.4%

	For the year ended
Other information:	December 31, 2024	December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Cash flows from operating leases	$277,560	$279,194
Cash flows from finance leases	$2,046	$2,522

Tenant Leases

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

Tenant lease agreements generally include renewal options which can be exercised exclusively at the tenant’s election. The only common exception is if the Company no longer has a right to the ground underlying the site, the lease agreements permit the Company to terminate the lease. Despite high frequency of renewal of options to extend the lease by its tenants, the Company has concluded that the exercise of a renewal option by a tenant is generally not a reasonably certain occurrence; therefore, only the current committed term is included in the determination of the lease term.

Certain tenant leases provide for a reimbursement of costs incurred by the Company. The Company pays these costs directly and is not relieved of the primary obligation for the expenses. These reimbursements are recorded as revenue on the Statements of Operations.

Deferred Lease Costs

ASC 842, Leases, defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, are deferred and amortized over the remaining lease term. Initial direct costs were approximately $2.1 million, $3.2 million, and $3.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense related to deferred initial direct costs was $1.9 million, $2.3 million, and $1.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, unamortized deferred initial direct costs were $8.8 million and $8.7 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

Derivatives and Hedging Activities

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. At inception, the Company evaluates the interest rate swaps to determine whether they qualify for hedge accounting. In accordance with ASC 815, Derivatives and Hedging, hedge accounting should be provided only if the derivative hedging instrument is expected to be, and actually is, effective at offsetting changes in fair values or cash flows of the hedged item. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss, net on the Consolidated Balance Sheets. The ineffective portion of the gain or loss from the interest rate swap is recognized in earnings immediately. On a quarterly basis, the Company evaluates whether the cash flow hedge remains highly effective in offsetting changes in cash flows. Refer to Note 21 for further discussion of the interest rate swaps.

Accounting Standards Updates

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance reportable segment disclosures, primarily through additional disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), along with disclosure of the title and position of the CODM. The adoption did not have a significant impact on related disclosures. Refer to Note 15 for the Company’s Segment Data disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities to provide improved income tax disclosures on an annual basis, primarily through enhanced disclosures related to rate reconciliation and income taxes paid information. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring improved expense disclosures, in the notes to the financial statements, of public business entities to provide more detailed information about certain costs and expenses. The standard is effective for annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.

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

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow ("DCF") (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.5%- 8.8%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs (in thousands):

	For the year
	ended December 31,
	2024	2023	2022

Asset impairment (1)	$73,848	$139,466	$34,734
Write-off of carrying value of decommissioned towers	15,452	12,015	8,095
Other (including tower and equipment decommission costs)	18,625	17,906	331
Total asset impairment and decommission costs	$107,925	$169,387	$43,160

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

The Company’s long-term investments were $20.8 million and $24.5 million as of December 31, 2024 and 2023, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the year ended December 31, 2024. During the years December 31, 2023 and 2022, the Company recognized an impairment loss of $4.7 million and $0.9 million, respectively, associated with its investments.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of December 31, 2024 and 2023, the Company had $254.5 million and $1.0 million of short-term investments, respectively. The Company purchased $1.8 billion and sold $1.5 billion of short-term investments during the year ended December 31, 2024. The Company purchased and sold $1.3 billion and $0.9 billion of short-term investments during the years ended December 31, 2023 and 2022, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Term SOFR Rate was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 11 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 2 and Note 21.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2024	December 31, 2023	December 31, 2022	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$189,841	$208,547	$143,708	Cash and cash equivalents
Securitization escrow accounts	1,200,025	31,852	35,820	Restricted cash - current asset
Payment, performance bonds, and other	6,628	6,277	6,139	Restricted cash - current asset
Surety bonds and workers compensation	4,163	4,270	3,616	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$1,400,657	$250,946	$189,283

Pursuant to the terms of the Tower Securities (see Note 11), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes, and insurance premiums related to towers, (3) trustee and servicing expenses, and (4) management fees. The restricted cash in the securitization escrow account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 11) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets. Additionally, securitization escrow accounts include $1.165 billion held as of December 31, 2024 which was utilized to repay the 2019-1C Tower Securities on January 15, 2025.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.4 million and $6.1 million held in escrow as of December 31, 2024 and 2023, respectively, related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2024 and 2023, the Company had $42.5 million and $42.0 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2024 and 2023, the Company had pledged $2.5 million and $2.4 million, respectively, as collateral related to its workers’ compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Costs incurred on uncompleted contracts	$74,474	$98,674
Estimated earnings	31,514	64,589
Billings to date	(92,082)	(152,608)
	$13,906	$10,655

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,198	$16,252
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,292)	(5,597)
	$13,906	$10,655

At December 31, 2024 and 2023, the two largest customers comprised 89.0% and 84.6%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Short-term investments	$254,534	$1,046
Short-term loans receivable (1)	115,281	1,026
Prepaid real estate taxes	3,564	3,522
Interest receivable	4,359	2,102
Prepaid insurance	1,704	1,522
Prepaid taxes	11,496	9,064
Prepaid ground rent	3,638	3,712
Other current assets	22,757	16,599
Total prepaid expenses and other current assets	$417,333	$38,593

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Straight-line rent receivable	$417,572	$415,100
Interest rate swap asset (2)	50,589	104,674
Loans receivable (1)	59,326	148,104
Deferred lease costs, net	8,836	8,713
Deferred tax asset - long term	53,974	67,473
Long-term investments	20,779	24,540
Other	46,021	43,872
Total other assets	$657,097	$812,476

(1)On March 17, 2023 (as amended through February 18, 2025), the Company entered into a loan agreement with one of its unconsolidated joint ventures (“the Investee”). As part of the loan agreement, as amended, the Investee may borrow up to $115.0 million in aggregate principal amount, consisting of a $73.0 million initial term loan and $42.0 million of delayed draw term loans. The final maturity date of the loans is March 7, 2025. The loans accrue interest at a variable rate, adjusting monthly, plus the applicable margin. The loans are collateralized by equity securities in the Investee. The funding of the loans is recorded in Other investing activities on the Consolidated Statements of Cash Flows. The outstanding principal balance of the loan was $115.0 million and $100.5 million as of December 31, 2024 and 2023, respectively. The loan was included within Short-term loans receivable and Loans receivable as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the loan was accruing interest at a blended rate of 9.303%.

(2)Refer to Note 21 for more information on the Company’s interest rate swaps.

7.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2024	2023	2022
Tower acquisitions (number of towers)	186	91	4,790

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Acquisitions of towers and related assets (1)(2)	$243,635	$86,686	$1,092,462
Land buyouts and other assets (3)(4)	56,176	43,275	83,630
Total cash acquisition capital expenditures	$299,811	$129,961	$1,176,092

(1)During the year ended December 31, 2022, the Company closed on 1,445 sites from Airtel Tanzania for $176.1 million.

(2)During the year ended December 31, 2022, the Company acquired 2,632 sites from GTS in Brazil for $728.2 million, net of working capital adjustments.

(3)Excludes $24.9 million, $17.6 million, and $17.9 million spent to extend ground lease terms for the years ended December 31, 2024, 2023, and 2022, respectively.

(4)The year ended December 31, 2022 includes amounts paid related to the acquisition of a data center.

During the years ended December 31, 2024, 2023, and 2022, the Company acquired 186, 91, and 4,790 towers and related assets and liabilities, respectively. The table below summarizes the Company's acquisition of towers and related assets, by asset class:

	For the year ended December 31,
	2024	2023	2022 (1)

	(in thousands)
Property and equipment, net	$28,730	$18,762	$148,303
Intangible assets, net	217,388	66,616	351,967
Operating lease right-of-use assets, net	28,505	15,863	173,796
Acquired and other right-of-use assets, net	68	3,744	567,303
Acquisition related holdbacks	(5,231)	(2,541)	(24,280)
Long-term lease liabilities	(21,399)	(13,458)	(124,872)
Other (liabilities) assets assumed, net	(4,426)	(2,300)	245
Total acquisitions of towers and related assets	$243,635	$86,686	$1,092,462

(1)These amounts include the purchase price allocation for GTS consisting of $23.8 million of property and equipment, net, $142.2 million of intangible assets, net, $48.8 million of operating lease right-of-use assets, net, $529.3 million of acquired and other right-of-use assets, net, $18.3 million of long-term lease liabilities, and $2.4 million of other net assets assumed.

In the year ended December 31, 2024, the Company concluded that for all of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets.

During the fourth quarter of 2024, the Company entered into an agreement to purchase over 7,000 communication sites in Central America from Millicom International Cellular S.A. (“Millicom”) for approximately $975.0 million in cash. These sites are located in Guatemala, Honduras, Panama, El Salvador, and Nicaragua, with significantly all cash flows denominated in USD. Upon closing, Millicom will enter into country-specific master lease agreements (“MLAs”) to lease back space on all acquired sites for an initial term of 15 years. The MLAs will also incorporate an extension to the Company’s approximately 1,500 existing site leases with Millicom for a new 15-year term. Additionally, as part of the purchase agreement, the Company has agreed to a seven-year exclusivity right with Millicom to build up to 2,500 build-to-suit sites in Central America for Millicom with new leases on any sites built having an initial lease term of 15 years. This transaction has an estimated closing date of September 1, 2025; however, the ultimate closing is dependent upon regulatory approvals and other requirements and may differ from this date.

In addition to the Millicom transaction, subsequent to December 31, 2024, the Company purchased or is under contract to purchase 32 communication sites for an aggregate consideration of $14.6 million in cash. The Company anticipates that these acquisitions will be closed by the end of the second quarter of 2025.

The maximum potential obligation related to contingent consideration for acquisitions were $12.1 million and $17.9 million as of December 31, 2024 and 2023, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Towers and related assets	$5,902,092	$5,836,485
Construction-in-process (1)	72,202	105,627
Furniture, equipment, and vehicles	84,629	76,031
Land, buildings, and improvements (2)	1,013,253	941,358
Total property and equipment	7,072,176	6,959,501
Less: accumulated depreciation	(4,280,092)	(4,247,782)
Property and equipment, net	$2,792,084	$2,711,719

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $116.3 million, $272.3 million, and $274.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased depreciation expense for the year ended December 31, 2024 when compared to the prior year. At December 31, 2024 and 2023, unpaid capital expenditures that are included in accounts payable and accrued expenses were $14.6 million and $6.5 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2024			As of December 31, 2023
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,164,263	$(3,338,705)	$1,825,558	$5,253,563	$(3,394,009)	$1,859,554
Network location intangibles	1,896,754	(1,333,605)	563,149	1,926,226	(1,330,183)	596,043
Intangible assets, net	$7,061,017	$(4,672,310)	$2,388,707	$7,179,789	$(4,724,192)	$2,455,597

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $107.1 million, $397.0 million, and $406.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As a result of the Company’s revision of the estimated useful lives of its towers, the Company experienced decreased amortization expense for the year ended December 31, 2024 when compared to the prior years.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2025	$106,371
2026	106,198
2027	106,177
2028	106,166
2029	106,166

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Salaries and benefits	$24,996	$25,630
Real estate and property taxes	7,204	7,149
Unpaid capital expenditures	14,581	6,477
Acquisition related holdbacks	10,896	16,100
Other	24,300	37,266
Total accrued expenses	$81,977	$92,622

11.DEBT

The principal values, fair values, and carrying values of debt consist of the following (in thousands):

		As of			As of
		December 31, 2024			December 31, 2023
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
Revolving Credit Facility	Jan. 25, 2029	$—	$—	$—	$180,000	$180,000	$180,000
2018 Term Loan	Apr. 11, 2025	—	—	—	2,268,000	2,273,670	2,263,343
2024 Term Loan	Jan. 25, 2031	2,282,750	2,282,750	2,260,217	—	—	—
2014-2C Tower Securities (1)	Oct. 8, 2024	—	—	—	620,000	606,540	619,145
2019-1C Tower Securities (1)(2)	Jan. 12, 2025	1,165,000	1,128,803	1,164,913	1,165,000	1,115,313	1,162,348
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	726,038	748,425	750,000	682,350	746,937
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	516,342	597,273	600,000	520,530	596,419
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,008,331	1,160,436	1,165,000	1,015,437	1,158,059
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	763,757	890,896	895,000	772,125	889,152
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	679,144	888,260	895,000	686,581	887,365
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	878,475	843,321	850,000	850,221	841,429
2024-1C Tower Securities (1)	Oct. 9, 2029	1,450,000	1,453,292	1,437,978	—	—	—
2024-2C Tower Securities (1)	Oct. 8, 2027	620,000	618,698	615,017	—	—	—
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,440,270	1,493,039	1,500,000	1,438,815	1,489,965
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,353,750	1,491,963	1,500,000	1,338,750	1,490,153
Total debt		$13,672,750	$12,849,650	$13,591,738	$12,388,000	$11,480,332	$12,324,315
Less: current maturities of long-term debt				(1,187,913)			(643,145)
Total long-term debt, net of current maturities				$12,403,825			$11,681,170

(1)The maturity date represents the anticipated repayment date for each issuance.

(2)On January 15, 2025, the Company repaid the aggregate principal amount of the 2019-1C Tower Securities which was included in current maturities of long-term debt as of December 31, 2024.

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2024 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2025	$1,188,000
2026	1,938,000
2027	3,038,000
2028	1,473,000
2029	2,973,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

		For the year ended December 31,
	Interest	2024		2023		2022
	Rates as of	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	December 31, 2024	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	5.407%	$8,603	$—	$29,223	$—	$21,862	$—
2018 Term Loan	—	3,253	1,867	60,622	30,508	50,052	45,756
2024 Term Loan (1)	2.428%	60,252	25,121	—	—	—	—
2014-2C Tower Securities	3.869%	18,810	—	24,185	—	24,185	—
2018-1C Tower Securities	3.448%	—	—	—	—	21,291	—
2019-1C Tower Securities	2.836%	33,428	—	33,428	—	33,428	—
2020-1C Tower Securities	1.884%	14,391	—	14,391	—	14,391	—
2020-2C Tower Securities	2.328%	14,159	—	14,159	—	14,159	—
2021-1C Tower Securities	1.631%	19,419	—	19,419	—	19,419	—
2021-2C Tower Securities	1.840%	16,782	—	16,782	—	16,782	—
2021-3C Tower Securities	2.593%	23,492	—	23,492	—	23,492	—
2022-1C Tower Securities	6.599%	56,375	—	56,375	—	5,961	—
2024-1C Tower Securities	4.831%	15,677	—	—	—	—	—
2024-2C Tower Securities (2)	4.654%	7,091	—	—	—	—	—
2020 Senior Notes	3.875%	58,125	383	58,125	367	58,125	353
2021 Senior Notes	3.125%	46,875	—	46,875	—	46,875	—
Other		3,046	290	3,297	4,993	3,762	—
Total		$399,778	$27,661	$400,373	$35,868	$353,784	$46,109

(1)The 2024 Term Loan has a blended rate of 2.428%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 6.110% as of December 31, 2024. Refer to Note 21 for more information on the Company’s interest rate swap.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 21 for more information on the Company’s treasury lock agreement.

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

As of December 31, 2024, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

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

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	December 31, 2024 (1)	December 31, 2024 (2)

Revolving Credit Facility	5.407%	0.140%

(1)

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2023.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2023.

The table below summarizes the Company’s Revolving Credit Facility activity during the years ended December 31, 2024 and 2023 (in thousands):

	For the year
	ended December 31,
	2024	2023

Beginning outstanding balance	$180,000	$720,000
Borrowings	370,000	190,000
Repayments	(550,000)	(730,000)
Ending outstanding balance	$—	$180,000

Subsequent to December 31, 2024, the Company made no borrowings from the Revolving Credit Facility.

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

During the year ended December 31, 2024, the Company repaid an aggregate of $17.3 million of principal on the 2024 Term Loan. As of December 31, 2024, the 2024 Term Loan had a principal balance of $2.3 billion.

2018 Term Loan

The 2018 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $2.4 billion that was set to mature on April 11, 2025. The 2018 Term Loan accrued interest, at SBA Senior Finance II’s election at either the Base Rate plus 75 basis points (with a zero Base Rate floor) or the Eurodollar Rate plus 175 basis points (with a zero Eurodollar Rate floor).

On January 25, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, retired the 2018 Term Loan. In connection with the repayment, the Company expensed $3.3 million of net deferred financing fees and $1.2 million of original issuance discount related to the debt.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2024, the Company, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $8.4 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of the Company’s subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,516 tower sites owned by the Borrowers as of December 31, 2024. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within six months (in the case of the component corresponding to the 2024-2C Tower Securities), within twelve months (in the case of the component corresponding to the 2019-1C Tower Securities, 2020-1C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2022-1C Tower Securities), eighteen months (in the case of the components corresponding to the 2020-2C Tower Securities and 2021-3C Tower Securities), or twenty-four months (in the case of the component corresponding to the 2024-1C Tower Security) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

The table below sets forth the material terms of the Company’s outstanding Tower Securities as of December 31, 2024:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Final Maturity Date
2019-1C Tower Securities (3)	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 12, 2050
2020-1C Tower Securities	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052
2024-1C Tower Securities (3)	Oct. 11, 2024	$1,450.0	4.831%	Oct. 9, 2029	Oct. 8, 2054
2024-2C Tower Securities (4)(5)	Oct. 11, 2024	$620.0	4.654%	Oct. 8, 2027	Oct. 8, 2054

(1)The Company incurred $12.8 million, $8.0 million, $6.4 million, $12.9 million, $9.5 million, $9.5 million, $10.5 million, $12.5 million, and $5.4 million in financing fees relating to the issuances of the 2019-1C Tower Securities, 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, 2021-3C Tower Securities,

2022-1C Tower Securities, 2024-1C Tower Securities, and 2024-2C Tower Securities, respectively. The financing fees are being amortized through the anticipated repayment date of the related Tower Security.

(2)Interest paid monthly.

(3)The Company used the proceeds from the issuance of the 2024-1C Tower Securities to repay the entire aggregate principal amount of the 2019-1C Tower Securities ($1,165.0 million) and the 2019-1R Tower Securities ($61.4 million) on January 15, 2025.

(4)Net proceeds from this issuance were used to repay the entire aggregate principal amount of the 2014-2C Tower Securities ($620.0 million).

(5)The interest rate reflected is the all-in interest rate including the impact of the Company’s treasury lock agreement.

The table below sets forth the material terms of the Company’s Tower Securities that were repaid during the years ended December 31, 2024, 2023, and 2022:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Actual Repayment Date
2018-1C Tower Securities	Mar. 9, 2018	$640.0	3.448%	Mar. 9, 2023	Dec. 15, 2022
2014-2C Tower Securities	Oct. 15, 2014	$620.0	3.869%	Oct. 8, 2024	Oct. 8, 2024

(1)The Company incurred $8.6 million and $9.0 million in financing fees relating to the issuances of the 2018-1C Tower Securities and the 2014-2C Tower Securities, respectively, which were being amortized through the anticipated repayment date of the related Tower Security. In addition, the Company incurred $0.4 million and $0.2 million of deferred financing fees and accrued interest related to the repayment of the 2018-1C Tower Securities and 2014-2C Tower Securities, respectively, which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

(2)Interest was paid monthly.

Risk Retention Tower Securities

The table below sets forth the material terms of the Company’s outstanding Risk Retention Tower Securities as of December 31, 2024:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2019-1R Tower Securities (2)	Sep. 13, 2019	$61.4	4.213%	Jan. 12, 2025	Jan. 12, 2050
2020-2R Tower Securities	Jul. 14, 2020	$71.1	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052
2024-1R Tower Securities	Oct. 11, 2024	$108.7	6.252%	Oct. 9, 2029	Oct. 8, 2054

(1)Interest paid monthly.

(2)The 2019-1R Tower Securities were retired on January 15, 2025.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2019-1R Tower Securities, 2020-2R Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, 2022-1R Tower Securities, and 2024-1R Tower Securities eliminate in consolidation.

The table below sets forth the material terms of the Company’s Risk Retention Tower Securities that were repaid during the years ended December 31, 2024, 2023, and 2022:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Actual Repayment Date
2018-1R Tower Securities	Mar. 9, 2018	$33.7	4.949%	Mar. 9, 2023	Dec. 15, 2022

(1)Interest was paid monthly.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2018-1R Tower Securities eliminated in consolidation.

Debt Covenants

As of December 31, 2024, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

The table below sets forth the material terms of the Company’s outstanding senior notes as of December 31, 2024:

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

Each of the senior notes is subject to redemption, at the Company’s option, in whole or in part on or after the date set forth above. During the subsequent three twelve-month periods, the senior notes are redeemable, at the Company’s option, at reducing redemption prices based on the applicable interest rate coupon (as set forth in the indenture) plus accrued and unpaid interest. Subsequent to such date, the senior notes become redeemable until maturity at 100% of the principal plus accrued and unpaid interest. The Company may redeem the 2020 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 15, 2025 until maturity at 100.000%, of the principal amount of the 2020 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest. The Company may redeem the 2021 Senior Notes during the twelve-month period beginning on the following dates at the following redemption prices: February 1, 2025 at 100.781% or February 1, 2026 until maturity at 100.000%, of the principal amount of the 2021 Senior Notes to be redeemed on the redemption date plus accrued and unpaid interest.

12.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 16).

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2024 and 2023, the Company did not issue any shares of Class A common stock under this registration statement. As of December 31, 2024, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 29, 2024, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities under its automatic shelf registration statement on Form S-3ASR. During the year ended December 31, 2024, the Company did not issue any securities under its automatic shelf registration statement.

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

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On October 28, 2021, the Company’s Board of Directors authorized a $1.0 billion stock repurchase plan. As of the date of this filing, the Company had $204.7 million of authorization remaining under the plan.

The following is a summary of the Company’s share repurchases:

	For the year
	ended December 31,
	2024	2023	2022

Total number of shares purchased (in millions) (1)	0.9	0.5	1.3
Average price per share (1)	$213.85	$197.89	$332.00
Total purchase price (in millions) (1)	$200.0	$100.0	$431.6

(1)Amounts reflected are based on the trade date and differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2024, $337.7 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets that meet the Company’s return criteria, and then stock repurchases when the Company believes its stock price is below its intrinsic value. The actual amount, timing, and frequency of future dividends will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

For the year ended December 31, 2024, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 26, 2024	March 14, 2024	$0.98	$108.1 million (1)	March 28, 2024
April 29, 2024	May 23, 2024	$0.98	$105.3 million	June 18, 2024
July 28, 2024	August 22, 2024	$0.98	$105.3 million	September 18, 2024
October 27, 2024	November 14, 2024	$0.98	$105.4 million	December 12, 2024

(1)Amount reflected includes the payment of $1.9 million in dividend equivalents.

Dividends paid in 2024 and 2023 were ordinary taxable dividends.

Subsequent to December 31, 2024, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 23, 2025	March 13, 2025	$1.11	March 27, 2025

13.STOCK-BASED COMPENSATION

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 1.9 million shares remain available for future issuance as of December 31, 2024), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

There were no options granted during the year ended December 31, 2024.

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2024, 2023 and 2022 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2021	1,899	$157.76
Granted	10	$328.99
Exercised	(233)	$141.41
Forfeited/canceled	(3)	$179.16
Outstanding at December 31, 2022	1,673	$161.02
Granted	20	$224.24
Exercised	(339)	$132.70
Forfeited/canceled	(14)	$238.10
Outstanding at December 31, 2023	1,340	$168.32
Exercised	(250)	$140.18
Forfeited/canceled	(2)	$197.91
Outstanding at December 31, 2024	1,088	$174.74	1.1	$33,420
Exercisable at December 31, 2024	1,066	$173.12	1.0	$33,420
Unvested at December 31, 2024	22	$252.81	8.1	$—

The weighted-average per share fair value of options granted during the years December 31, 2023 and 2022 was $58.95 and $82.28, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2024, 2023, and 2022 was $19.5 million, $40.0 million, and $45.2 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2024, 2023, and 2022 was approximately $29.4 million, $38.6 million, and $31.6 million, respectively. The tax provision/(benefit) realized for the tax deductions from option exercises under all plans was $1.5 million, ($4.9) million, and ($18.4) million for the years ended December 31, 2024, 2023, and 2022, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $203.80 as of December 31, 2024. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$140.01 - $180.00	422	0.2	$156.52	422	$156.52
$180.01 - $230.00	654	1.6	$183.93	638	$182.92
$230.01 - $330.00	12	6.5	$320.14	6	$310.59
	1,088			1,066

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2023	28	$65.61
Vested	(6)	$66.73
Unvested as of December 31, 2024	22	$65.31

As of December 31, 2024, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $1.2 million. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The total fair value of options vested during 2024, 2023, and 2022 was $0.4 million, $8.7 million, and $15.9 million, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2024:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2023	267	$269.08	368	$298.46
Granted	272	$216.39	59	$291.51
PSU adjustment (2)	—	$—	11	$236.63
Vested	(121)	$269.29	(155)	$236.32
Forfeited/canceled	(25)	$236.33	(8)	$315.38
Outstanding at December 31, 2024	393	$234.50	275	$314.52

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

Employee Stock Purchase Plan

The Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2024 and 2023, 36,675 shares and 27,280 shares, respectively, of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately $6.6 million and $5.6 million, respectively. At December 31, 2024, 121,022 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $1.2 million, $1.0 million, and $1.2 million of non-cash compensation expense relating to the shares issued under the 2018 Purchase Plan for each of the years ended December 31, 2024, 2023, and 2022, respectively.

Non-Cash Compensation Expense

The table below reflects a breakout by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2024, 2023, and 2022, respectively:

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenues	$2,737	$2,869	$2,490
Selling, general and administrative	71,637	85,050	97,419
Total cost of non-cash compensation included
in income before provision for income taxes	$74,374	$87,919	$99,909

In addition, the Company capitalized $1.6 million, $1.7 million, and $1.9 million of non-cash compensation for the years ended December 31, 2024, 2023, and 2022, respectively, to fixed assets.

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

Income (loss) before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Domestic	$797,774	$377,150	$438,116
Foreign	(25,108)	171,353	87,727
Total	$772,666	$548,503	$525,843

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Current provision:
State	$2,758	$8,099	$6,115
Foreign	34,318	38,360	27,028
Total current	37,076	46,459	33,143

Deferred (benefit) provision for taxes:
Federal	8,021	8,280	(6,856)
State	1,458	1,431	(956)
Foreign	(26,540)	52,003	32,780
Change in valuation allowance	3,974	(57,085)	7,933
Total deferred	(13,087)	4,629	32,901
Total provision for income taxes	$23,989	$51,088	$66,044

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (21%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Statutory federal expense	$162,260	$115,186	$110,427
Rate and permanent differences on non-U.S. earnings (1)	(1,842)	31,722	20,996
State and local tax expense	3,543	9,288	5,585
REIT adjustment	(163,795)	(75,513)	(86,670)
Permanent differences	12,868	11,872	(3,257)
Uncertain tax positions	(293)	14,202	—
Property, equipment, and intangible basis differences	—	—	8,471
Other	7,274	1,416	2,559
Valuation allowance	3,974	(57,085)	7,933
Provision for income taxes	$23,989	$51,088	$66,044

(1)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating losses	$30,942	$42,064
Property, equipment, and intangible basis differences	18,217	25,225
Accrued liabilities	14,892	14,945
Non-cash compensation	25,830	29,576
Operating lease liability	254,521	268,107
Deferred revenue	5,735	6,348
Allowance for doubtful accounts	2,854	2,735
Currency translation	64,881	14,467
Other	8,146	14,075
Valuation allowance	(19,326)	(16,115)
Total deferred tax assets, net (1)	406,692	401,427

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(171,763)	(169,744)
Right of use asset	(240,300)	(254,573)
Straight-line rents	(16,877)	(19,029)
Deferred foreign withholding taxes	(8,950)	(8,322)
Other	—	(1,495)
Total deferred tax liabilities, net (1)	$(31,198)	$(51,736)

(1)Of these amounts, $53,974 and $85,172 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets as of December 31, 2024. As of December 31, 2023, $67,473 and $119,209 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $19.3 million and $16.1 million were being carried to offset net deferred income tax assets as of December 31, 2024 and 2023, respectively. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $3.2 million and a decrease of $57.4 million, respectively. The primary reason for the reduction in the valuation allowance in 2023 was the Company released the valuation allowance related to the deferred tax asset balance of the domestic TRS.

The Company has available at December 31, 2024, a federal NOL carry-forward of approximately $377.9 million. $343.7 million of these NOL carry-forwards will expire between 2029 and 2037, and $34.2 million have an indefinite carry-forward. As of December 31, 2024, $337.7 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2024, a foreign NOL carry-forward of $66.5 million and a net state operating tax loss carry-forward of approximately $225.6 million. These net operating tax loss carry-forwards began to expire in 2025.

The tax losses generated in tax years 2005 and forward remain subject to audit adjustment, and tax years 2017 and forward are open to examination by the major jurisdictions in which the Company operates.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return if applicable. As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits are $13.9 million and $14.2 million, respectively, all of which would impact the effective rate if recognized. The Company expects the unrecognized tax benefits to change over the next 12 months if the applicable statute of limitations expire and the impact could range from zero to $3.0 million. For the period ended December 31, 2024 the Company recorded penalties and interest expense related to unrecognized tax benefits of $0.3 million as interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Balance, January 1,	$14,202	$—	$—
Additions based on tax positions related to the current year	3,557	5,023	—
Additions and reductions for tax positions of prior years	(1,519)	9,179	—
Reductions for lapse in statute of limitations	(2,331)	—	—
Balance, December 31,	$13,909	$14,202	$—

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2019. The Company disagrees with the assessment and have filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $49.0 million; excluding penalties and interest of $63.1 million.

The Company removed the permanent reinvestment assertion as of December 31, 2018 for all foreign earnings of the Company’s foreign jurisdictions. The Company subsequently also removed its permanent reinvestment assertion on the investment in the Company’s Guatemala, El Salvador, and Nicaragua subsidiaries. As a result, the Company has recorded cumulative deferred foreign withholding taxes of $8.9 million at December 31, 2024. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Guatemala, El Salvador, and Nicaragua. The deferred incomes taxes related to the Guatemala, El Salvador, and Nicaragua subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in indefinitely reinvested entities is not practicable.

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

15.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s site leasing business includes two reportable segments, domestic site leasing and international site leasing. The Company’s business segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. The Company’s CODM is the Company’s Chief Executive Officer. The CODM utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level. The Company has applied the aggregation criteria to operations within the international site leasing segment on a basis that is consistent with management’s review of information and performance evaluations of the individual markets in this region. Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below.

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2024	(in thousands)
Revenues (1)	$1,861,424	$665,341	$152,869	$—	$2,679,634
Cost of revenues (2)	269,168	193,829	118,730	—	581,727
Operating profit	1,592,256	471,512	34,139	—	2,097,907
Selling, general, and administrative expenses	132,627	64,583	13,983	47,563	258,756
Acquisition and new business initiatives
related adjustments and expenses	14,954	10,992	—	—	25,946
Asset impairment and decommission costs	49,777	57,030	—	1,118	107,925
Depreciation, amortization and accretion	145,041	113,549	3,560	7,367	269,517
Operating income (loss)	1,249,857	225,358	16,596	(56,048)	1,435,763
Other expense, net (principally interest
expense and other income)				(663,097)	(663,097)
Income before income taxes					772,666
Cash capital expenditures (3)	374,339	150,345	1,014	2,598	528,296
For the year ended December 31, 2023
Revenues (1)	$1,846,554	$670,381	$194,649	$—	$2,711,584
Cost of revenues (2)	268,572	204,115	139,935	—	612,622
Operating profit	1,577,982	466,266	54,714	—	2,098,962
Selling, general, and administrative expenses	121,782	66,619	21,316	58,219	267,936
Acquisition and new business initiatives
related adjustments and expenses	10,725	10,946	—	—	21,671
Asset impairment and decommission costs	138,699	28,089	372	2,227	169,387
Depreciation, amortization and accretion	457,169	248,758	3,704	6,678	716,309
Operating income (loss)	849,607	111,854	29,322	(67,124)	923,659
Other expense, net (principally interest
expense and other income)				(375,156)	(375,156)
Income before income taxes					548,503
Cash capital expenditures (3)	244,366	118,972	2,573	2,702	368,613
For the year ended December 31, 2022
Revenues (1)	$1,777,593	$558,982	$296,879	$—	$2,633,454
Cost of revenues (2)	264,149	181,536	222,965	—	668,650
Operating profit	1,513,444	377,446	73,914	—	1,964,804
Selling, general, and administrative expenses	102,619	62,911	22,911	73,412	261,853
Acquisition and new business initiatives
related adjustments and expenses	13,280	13,527	—	—	26,807
Asset impairment and decommission costs	33,880	9,280	—	—	43,160
Depreciation, amortization and accretion	489,072	209,563	2,521	6,420	707,576
Operating income (loss)	874,593	82,165	48,482	(79,832)	925,408
Other expense, net (principally interest
expense and other income)				(399,565)	(399,565)
Income before income taxes					525,843
Cash capital expenditures (3)	235,787	1,148,941	4,057	5,610	1,394,395

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of December 31, 2024	$6,206,748	$3,417,981	$65,481	$1,727,126	$11,417,336
As of December 31, 2023	$5,876,648	$3,871,164	$66,001	$364,628	$10,178,441

(1)For the years ended December 31, 2024, 2023, and 2022, site leasing revenue in Brazil was $379.8 million, $392.0 million, and $299.5 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenues in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion. Cost of revenues is primarily comprised of rent expense related to the Company’s leases.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets, short-term investments. Assets in Other for the period ended December 31, 2024 also includes $1.165 billion of cash held in escrow which was used to repay the 2019-1C Tower Securities.

Total domestic long-lived assets were $5.7 billion and $5.4 billion as of December 31, 2024 and 2023, respectively. Total international long-lived assets were $3.0 billion and $3.4 billion as of December 31, 2024 and 2023, respectively. Total long-lived assets in Brazil were $1.7 billion and $2.1 billion as of December 31, 2024 and 2023, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	For the year ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to SBA
Communications Corporation	$749,536	$501,812	$461,429
Denominator:
Basic weighted-average shares outstanding	107,644	108,204	107,957
Dilutive impact of stock options, RSUs, and PSUs	436	703	1,429
Diluted weighted-average shares outstanding	108,080	108,907	109,386
Net income per common share attributable to SBA
Communications Corporation:
Basic	$6.96	$4.64	$4.27
Diluted	$6.94	$4.61	$4.22

For the years ended December 31, 2024, 2023, and 2022, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2024 are as follows (in thousands):

	Finance Leases	Operating Leases
2025	$1,921	$269,389
2026	1,042	265,258
2027	406	263,250
2028	115	259,080
2029	3	250,750
Thereafter	—	2,555,025
Total minimum lease payments	3,487	3,862,752
Less: amount representing interest	(350)	(1,701,433)
Present value of future payments	3,137	2,161,319
Less: current obligations	(1,252)	(259,765)
Long-term obligations	$1,885	$1,901,554

Tenant Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2024 is as follows:

(in thousands)
2025	$2,105,856
2026	1,858,268
2027	1,616,505
2028	1,333,310
2029	958,933
Thereafter	1,793,532
Total	$9,666,404

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2024	2023	2022

T-Mobile	30.5%	32.5%	36.4%
AT&T Wireless	20.6%	19.5%	19.6%
Verizon Wireless	15.1%	14.6%	14.5%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2024	2023	2022

T-Mobile	38.1%	40.2%	40.6%
AT&T Wireless	29.6%	28.6%	29.0%
Verizon Wireless	20.1%	19.7%	20.1%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2024	2023	2022

Telefonica	21.3%	22.5%	20.7%
Claro	19.2%	20.2%	19.0%
TIM	15.9%	15.7%	17.3%

	For the year ended December 31,
Percentage of Site Development Revenue	2024	2023	2022

T-Mobile	69.9%	71.5%	80.1%
Verizon Wireless	20.1%	16.8%	7.8%

Five customers comprised 61.4% and 65.6% of total gross accounts receivable at December 31, 2024 and 2023, respectively.

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

The Company makes a discretionary matching contribution of 75% (increased to 100% effective January 1, 2025) of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $3.3 million, $3.4 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The components of redeemable noncontrolling interests are as follows (in thousands):

	December 31,	December 31,
	2024	2023

Beginning balance	$35,047	$31,735
Net loss attributable to noncontrolling interests	(859)	(4,397)
Foreign currency translation adjustments	618	(899)
Purchase of noncontrolling interests	1,865	—
Contribution from joint venture partner	5,730	1,200
Adjustment to redemption amount	11,731	7,408
Ending balance	$54,132	$35,047

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

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its existing interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 185 basis points for an all-in fixed rate of 1.900% per annum from August 1, 2023 through January 25, 2024 (the repayment date of the 2018 Term Loan and issuance date of the 2024 Term Loan). The swap remains in effect under the 2024 Term Loan (as amended on October 2, 2024) and swaps $1.95 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 1.800% per annum through March 31, 2025.

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

As of December 31, 2024, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

		Fair Value as of
	Balance Sheet	December 31,	December 31,
	Location	2024	2023

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$50,589	$104,674
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$—	$19,573

Accumulated other comprehensive loss, net includes an aggregate $50.9 million gain and a $51.5 million gain as of December 31, 2024 and 2023, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the fiscal years ended December 31, 2024, 2023, and 2022.

	For the year ended December 31,
	2024	2023	2022

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(34,513)	$(97,760)	$122,536
Gain on settlement of hedging agreement recorded in Accumulated other
comprehensive loss, net	8,187	—	—
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(608)	$—	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$26,317	$29,627	$44,887

22.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
	(in thousands, except per share amounts)
Revenues	$693,700	$667,595	$660,477	$657,862
Operating income	382,339	375,596	354,470	323,358
Depreciation, accretion, and amortization	(65,073)	(63,515)	(64,179)	(76,750)
Net income attributable to SBA Communications Corporation	173,629	258,534	162,830	154,543

Net income per common share - basic	$1.61	$2.41	$1.52	$1.43
Net income per common share - diluted	1.61	2.40	1.51	1.42

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
	(in thousands, except per share amounts)
Revenues	$675,024	$682,544	$678,500	$675,516
Operating income	209,687	248,604	241,227	224,141
Depreciation, accretion, and amortization	(171,400)	(180,674)	(181,820)	(182,415)
Net income attributable to SBA Communications Corporation	109,528	87,419	203,648	101,217

Net income per common share - basic	$1.01	$0.81	$1.88	$0.94
Net income per common share - diluted	1.01	0.80	1.87	0.93

Because net income per share amounts are calculated using the weighted-average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total net income per share amounts for the year.