Form 10-Q
period 2025-03-31
SBA COMMUNICATIONS CORP
filed 2025-05-01
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,451,771 shares of Class A common stock as of April 23, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$636,447	$189,841
Restricted cash	23,168	1,206,653
Accounts receivable, net	129,847	145,695
Costs and estimated earnings in excess of billings on uncompleted contracts	26,840	19,198
Prepaid expenses and other current assets	117,014	417,333
Total current assets	933,316	1,978,720
Property and equipment, net	2,818,907	2,792,084
Intangible assets, net	2,403,046	2,388,707
Operating lease right-of-use assets, net	2,340,100	2,292,459
Acquired and other right-of-use assets, net	1,329,207	1,308,269
Other assets	618,341	657,097
Total assets	$10,442,917	$11,417,336
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,043	$59,549
Accrued expenses	74,746	81,977
Current maturities of long-term debt	771,802	1,187,913
Deferred revenue	110,369	127,308
Accrued interest	34,699	62,239
Current lease liabilities	267,544	261,017
Other current liabilities	18,813	17,933
Total current liabilities	1,343,016	1,797,936
Long-term liabilities:
Long-term debt, net	11,654,372	12,403,825
Long-term lease liabilities	1,947,414	1,903,439
Other long-term liabilities	406,214	367,942
Total long-term liabilities	14,008,000	14,675,206
Redeemable noncontrolling interests	62,604	54,132
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 108,028 shares and
107,561 shares issued and outstanding at March 31, 2025 and December 31, 2024,
respectively	1,080	1,076
Additional paid-in capital	2,991,050	2,975,455
Accumulated deficit	(7,226,216)	(7,326,189)
Accumulated other comprehensive loss, net	(736,617)	(760,280)
Total shareholders' deficit	(4,970,703)	(5,109,938)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,442,917	$11,417,336

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2025	2024

Revenues:
Site leasing	$616,209	$628,276
Site development	48,039	29,586
Total revenues	664,248	657,862
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	115,478	114,813
Cost of site development	38,188	23,178
Selling, general, and administrative expenses (1)	66,219	68,698
Acquisition and new business initiatives related
adjustments and expenses	7,379	7,417
Asset impairment and decommission costs	37,026	43,648
Depreciation, accretion, and amortization	65,048	76,750
Total operating expenses	329,338	334,504
Operating income	334,910	323,358
Other income (expense):
Interest income	10,780	7,314
Interest expense	(104,148)	(96,390)
Non-cash interest expense	(8,348)	(8,443)
Amortization of deferred financing fees	(5,434)	(5,289)
Loss from extinguishment of debt, net	—	(4,428)
Other income (expense), net	32,165	(44,652)
Total other expense, net	(74,985)	(151,888)
Income before income taxes	259,925	171,470
Provision for income taxes	(42,019)	(16,927)
Net income	217,906	154,543
Net loss attributable to noncontrolling interests	2,826	—
Net income attributable to SBA Communications
Corporation	$220,732	$154,543
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.05	$1.43
Diluted	$2.04	$1.42
Weighted-average number of common shares
Basic	107,744	108,102
Diluted	108,140	108,616

(1)Includes non-cash compensation of $15,075 and $20,773 for the three months ended March 31, 2025 and 2024.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2025	2024

Net income	$217,906	$154,543
Adjustments related to interest rate swaps	(34,860)	10,868
Foreign currency translation adjustments	57,591	(25,405)
Comprehensive income	240,637	140,006
Comprehensive loss attributable to noncontrolling interests	3,758	—
Comprehensive income attributable to SBA
Communications Corporation	$244,395	$140,006

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2024	107,561	$1,076	$2,975,455	$(7,326,189)	$(760,280)	$(5,109,938)
Net income attributable to SBA
Communications Corporation	—	—	—	220,732	—	220,732
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	467	4	11,710	—	—	11,714
Non-cash stock compensation	—	—	16,115	—	—	16,115
Adjustments related to interest rate swaps	—	—	—	—	(34,860)	(34,860)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	58,523	58,523
Dividends and dividend equivalents
on common stock	—	—	—	(120,759)	—	(120,759)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(12,230)	—	—	(12,230)
BALANCE, March 31, 2025	108,028	$1,080	$2,991,050	$(7,226,216)	$(736,617)	$(4,970,703)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2023	108,050	$1,080	$2,894,060	$(7,450,824)	$(615,198)	$(5,170,882)
Net income attributable to SBA
Communications Corporation	—	—	—	154,543	—	154,543
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	325	3	(762)	—	—	(759)
Non-cash stock compensation	—	—	21,917	—	—	21,917
Adjustments related to interest rate swaps	—	—	—	—	10,868	10,868
Repurchase and retirement of common stock	(495)	(4)	—	(106,153)	—	(106,157)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(25,405)	(25,405)
Dividends and dividend equivalents
on common stock	—	—	—	(106,945)	—	(106,945)
BALANCE, March 31, 2024	107,880	$1,079	$2,915,215	$(7,509,379)	$(629,735)	$(5,222,820)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,906	$154,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	65,048	76,750
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(54,641)	42,980
Non-cash compensation expense	15,713	21,469
Non-cash asset impairment and decommission costs	35,726	38,944
Loss from extinguishment of debt, net	—	4,428
Deferred and non-cash income tax provision	35,682	8,283
Loss on sale of assets	18,785	—
Other non-cash items reflected in the Statements of Operations	19,998	16,661
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	10,399	51,093
Prepaid expenses and other assets	(4,642)	(722)
Operating lease right-of-use assets, net	33,080	34,694
Accounts payable and accrued expenses	(8,537)	(20,395)
Accrued interest	(26,941)	(24,783)
Long-term lease liabilities	(32,787)	(37,055)
Other liabilities	(23,614)	(72,437)
Net cash provided by operating activities	301,175	294,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(63,388)	(19,405)
Capital expenditures	(46,173)	(57,871)
Purchase of investments	(228,376)	(311,839)
Proceeds from sale of investments	415,840	311,000
Repayment (funding) of loan to unconsolidated joint venture	115,000	(5,500)
Proceeds from sale of assets	40,428	—
Other investing activities	4,935	(1,695)
Net cash provided by (used in) investing activities	238,266	(85,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	—	125,000
Repayments under Revolving Credit Facility	—	(110,000)
Proceeds from issuance of Term Loans, net of fees	—	2,274,825
Repayment of Term Loans	(5,750)	(2,268,000)
Repayment of Tower Securities	(1,165,000)	—
Repurchase and retirement of common stock	—	(106,157)
Payment of dividends on common stock	(122,275)	(108,135)
Proceeds from employee stock purchase/stock option plans	36,002	17,091
Payments related to taxes on stock options and restricted stock units	(24,288)	(17,800)
Other financing activities	(824)	1,764
Net cash used in financing activities	(1,282,135)	(191,412)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,143	(4,345)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(736,551)	13,386
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	1,400,657	250,946
End of period	$664,106	$264,332

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$132,221	$121,143
Income taxes	$7,452	$7,417

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,098	$4,861
Operating lease modifications and reassessments	$31,417	$13,520
Right-of-use assets obtained in exchange for new finance lease liabilities	$879	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals and deferrals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the full year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $36.0 million gain and a $28.5 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company did not fund additional loans or make repayments on its intercompany loan agreements. As of March 31, 2025 and December 31, 2024, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.1 billion. Subsequent to March 31, 2025, the Company did not fund additional loans or make repayments on its intercompany loan agreements.

Accounting Standards Updates

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring improved expense disclosures, in the notes to the financial statements, of public business entities to provide more detailed information about certain costs and expenses. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.

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

Items Measured at Fair Value on a Nonrecurring Basis — The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.8% - 8.0%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months
	ended March 31,
	2025	2024

	(in thousands)
Asset impairment (1)	$30,466	$34,552
Write-off of carrying value of decommissioned towers	2,561	4,102
Other (including tower and equipment decommission costs)	3,999	4,994
Total asset impairment and decommission costs	$37,026	$43,648

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $18.1 million and $20.8 million as of March 31, 2025 and December 31, 2024, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. The estimation of the fair value of the investment involves the use of Level 3 inputs. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three months ended March 31, 2025 and 2024.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of March 31, 2025 and December 31, 2024, the Company had $65.7 million and $254.5 million of short-term investments, respectively. For the three months ended March 31, 2025, the Company purchased $227.0 million and sold $415.8 million of short-term investments. For the three months ended March 31, 2024, the Company purchased $311.5 million and sold $311.0 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2025	December 31, 2024	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$636,447	$189,841	Cash and cash equivalents
Securitization escrow accounts	14,278	1,200,025	Restricted cash - current asset
Payment, performance bonds, and other	8,890	6,628	Restricted cash - current asset
Surety bonds and workers compensation	4,491	4,163	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$664,106	$1,400,657

Pursuant to the terms of the Tower Securities (see Note 10), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to towers, (3) trustee and servicing expenses, and (4) management fees. The restricted cash in the securitization escrow account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 10) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets. Additionally, securitization escrow accounts included $1.165 billion held as of December 31, 2024, which was utilized to repay the 2019-1C Tower Securities on January 15, 2025.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $6.7 million and $6.4 million held in escrow as of March 31, 2025 and December 31, 2024 related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2025 and December 31, 2024, the Company had $42.7 million and $42.5 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2025 and December 31, 2024, the Company had pledged $2.9 million and $2.5 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Costs incurred on uncompleted contracts	$84,020	$74,474
Estimated earnings	34,736	31,514
Billings to date	(95,384)	(92,082)
	$23,372	$13,906

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,840	$19,198
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(3,468)	(5,292)
	$23,372	$13,906

At March 31, 2025 and December 31, 2024, the two largest customers comprised 93.0% and 89.0%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Short-term investments	$65,730	$254,534
Short-term loans receivable (1)	—	115,281
Prepaid real estate taxes	3,805	3,564
Interest receivable	1,540	4,359
Prepaid insurance	4,620	1,704
Prepaid taxes	11,725	11,496
Prepaid ground rent	4,196	3,638
Other current assets	25,398	22,757
Total prepaid expenses and other current assets	$117,014	$417,333

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Straight-line rent receivable	$420,116	$417,572
Interest rate swap asset (2)	16,841	50,589
Loans receivable	55,367	59,326
Deferred lease costs, net	8,998	8,836
Deferred tax asset - long term	52,181	53,974
Long-term investments	18,133	20,779
Other	46,705	46,021
Total other assets	$618,341	$657,097

(1)On March 17, 2023 (as amended through March 6, 2025), the Company entered into a loan with one of its unconsolidated joint ventures. The total outstanding principal balance of the loan was $115.0 million as of December 31, 2024. The total outstanding principal balance of the loan was repaid on March 21, 2025. The funding of the loan and the receipt of funds were recorded in repayment (funding) of loan to unconsolidated joint venture on the Consolidated Statements of Cash Flows.

(2)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2025	2024

	(in thousands)
Acquisitions of towers and related assets	$54,183	$10,295
Land buyouts and other assets (1)	9,205	9,110
Total cash acquisition capital expenditures	$63,388	$19,405

(1)Excludes $3.2 million and $4.6 million spent to extend ground lease terms for the three months ended March 31, 2025 and 2024, respectively. The Company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the three months ended March 31, 2025, the Company acquired 344 towers and related assets and liabilities, including 321 sites from the previously announced transaction with Millicom International Cellular S.A. (“Millicom”). During the three months ended March 31, 2024, the Company acquired 11 towers and related assets and liabilities. The table below summarizes the Company’s acquisition of towers and related assets and liabilities, by asset class:

	For the three months
	ended March 31,
	2025	2024

	(in thousands)
Property and equipment, net	$27,110	$1,622
Intangible assets, net	30,484	9,639
Operating lease right-of-use assets, net	14,120	1,572
Acquisition related holdbacks	(129)	(2,305)
Long-term lease liabilities	(11,991)	(204)
Other liabilities assumed, net	(5,411)	(29)
Total acquisitions of towers and related assets and liabilities	$54,183	$10,295

During the three months ended March 31, 2025, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets.

As of the date of this filing, approximately 6,700 sites related to the Millicom transaction remain under contract for approximately $925.0 million in cash. The remaining sites under contract have an estimated closing date of September 1, 2025; however, the ultimate closing is dependent upon regulatory approvals and other requirements and may differ from this date. In addition to the Millicom sites, the Company is under contract to purchase 18 communication sites for an aggregate consideration of $10.0 million in cash. The Company anticipates that these acquisitions will be closed by the end of the third quarter of 2025.

The maximum potential obligation related to contingent consideration for closed acquisitions was $15.8 million and $12.1 million as of March 31, 2025 and December 31, 2024, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Towers and related assets	$5,947,663	$5,902,092
Construction-in-process (1)	77,677	72,202
Furniture, equipment, and vehicles	89,323	84,629
Land, buildings, and improvements (2)	1,010,865	1,013,253
Total property and equipment	7,125,528	7,072,176
Less: accumulated depreciation	(4,306,621)	(4,280,092)
Property and equipment, net	$2,818,907	$2,792,084

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $27.3 million and $37.5 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, unpaid capital expenditures that are included in accounts payable and accrued expenses were $15.4 million and $14.6 million, respectively.

During the first quarter of 2025, the Company sold all of its towers in both the Philippines and Colombia and ended its operations in those countries. Proceeds from the sale of these towers were $40.3 million and are included in Proceeds from sale of assets on the Consolidated Statements of Cash Flows. The Company recorded a $18.2 million loss on the sale of these towers which is included in Other income (expense), net on the Consolidated Statements of Operations and in Loss on sale of assets on the Consolidated Statements of Cash Flows.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2025			As of December 31, 2024
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,211,513	$(3,376,899)	$1,834,614	$5,164,263	$(3,338,705)	$1,825,558
Network location intangibles	1,913,200	(1,344,768)	568,432	1,896,754	(1,333,605)	563,149
Intangible assets, net	$7,124,713	$(4,721,667)	$2,403,046	$7,061,017	$(4,672,310)	$2,388,707

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $26.8 million and $27.1 million for the three months ended March 31, 2025 and 2024, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Salaries and benefits	$15,876	$24,996
Real estate and property taxes	7,447	7,204
Unpaid capital expenditures	15,405	14,581
Acquisition related holdbacks	11,125	10,896
Other	24,893	24,300
Total accrued expenses	$74,746	$81,977

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		March 31, 2025			December 31, 2024
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
2024 Term Loan	Jan. 25, 2031	$2,277,000	$2,279,846	$2,255,225	$2,282,750	$2,282,750	$2,260,217
2019-1C Tower Securities (1)(2)	Jan. 12, 2025	—	—	—	1,165,000	1,128,803	1,164,913
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	725,048	748,802	750,000	726,038	748,425
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	515,640	597,490	600,000	516,342	597,273
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,006,956	1,161,037	1,165,000	1,008,331	1,160,436
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	762,719	891,338	895,000	763,757	890,896
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	678,222	888,487	895,000	679,144	888,260
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	870,145	843,821	850,000	878,475	843,321
2024-1C Tower Securities (1)	Oct. 9, 2029	1,450,000	1,451,305	1,438,360	1,450,000	1,453,292	1,437,978
2024-2C Tower Securities (1)	Oct. 8, 2027	620,000	618,884	615,362	620,000	618,698	615,017
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,461,420	1,493,827	1,500,000	1,440,270	1,493,039
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,370,625	1,492,425	1,500,000	1,353,750	1,491,963
Total debt		$12,502,000	$11,740,810	$12,426,174	$13,672,750	$12,849,650	$13,591,738
Less: current maturities of long-term debt				(771,802)			(1,187,913)
Total long-term debt, net of current maturities				$11,654,372			$12,403,825

(1)The maturity date represents the anticipated repayment date for each issuance.

(2)On January 15, 2025, the Company repaid the aggregate principal amount of the 2019-1C Tower Securities.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended March 31,
	Rates as of	2025		2024
	March 31,	Cash	Non-cash	Cash	Non-cash
	2025	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	5.405%	$704	$—	$2,469	$—
2018 Term Loan	—	—	—	3,253	1,867
2024 Term Loan (1)	5.276%	13,864	6,752	12,979	4,947
2014-2C Tower Securities	3.869%	—	—	6,046	—
2019-1C Tower Securities	2.836%	1,306	—	8,357	—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—
2021-1C Tower Securities	1.631%	4,846	—	4,846	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—
2022-1C Tower Securities	6.599%	14,093	—	14,093	—
2024-1C Tower Securities	4.831%	17,635	—	—	—
2024-2C Tower Securities (2)	4.654%	7,977	—	—	—
2020 Senior Notes	3.875%	14,531	98	14,531	95
2021 Senior Notes	3.125%	11,719	—	11,719	—
Other		266	1,498	890	1,534
Total		$104,148	$8,348	$96,390	$8,443

(1)The 2024 Term Loan has a blended rate of 5.276%, which includes the impact of the interest rate swaps. The weighted-average interest rate on the 2024 Term Loan was 2.429% for the three months ended March 31, 2025, which includes the impact of the then outstanding interest rate swap. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 6.080% as of March 31, 2025. Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 17 for more information on the Company’s treasury lock agreement.

Senior Credit Agreement

As of March 31, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	March 31, 2025 (1)	March 31, 2025 (2)

Revolving Credit Facility	5.405%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes the Company’s Revolving Credit Facility activity during the three months ended March 31, 2025 and 2024:

	For the three months
	ended March 31,
	2025	2024

	(in thousands)
Beginning outstanding balance	$—	$180,000
Borrowings	—	125,000
Repayments	—	(110,000)
Ending outstanding balance	$—	$195,000

Subsequent to March 31, 2025, the Company made no borrowings from the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the three months ended March 31, 2025, the Company repaid an aggregate of $5.75 million of principal on the 2024 Term Loan. As of March 31, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

On January 15, 2025, the Company repaid the entire aggregate principal amount of the 2019-1C Tower Securities ($1,165.0 million) and the 2019-1R Tower Securities ($61.4 million).

As of March 31, 2025, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

On April 27, 2025, the Company’s Board of Directors authorized a new $1.5 billion share repurchase plan, replacing the prior plan authorized on October 28, 2021 which had a remaining authorization of $81.8 million. This new plan authorizes the Company to purchase, from time to time, up to $1.5 billion of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. As of the date of this filing, the Company had the full $1.5 billion of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months
	ended March 31,
	2025	2024

Total number of shares purchased (in millions) (1)	—	0.5
Average price per share (1)	$—	$214.33
Total purchase price (in millions) (1)	$—	$106.1

Subsequent to March 31, 2025, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.6
Average price per share (1)	$210.87
Total purchase price (in millions) (1)	$122.9

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the three months ended March 31, 2025, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 were ordinary taxable dividends.

Subsequent to March 31, 2025, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 27, 2025	May 22, 2025	$1.11	June 17, 2025

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2025 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2024	1,088	$174.74
Exercised	(455)	$158.71
Forfeited/canceled	(1)	$156.50
Outstanding at March 31, 2025	632	$186.30	1.3	$22,535
Exercisable at March 31, 2025	612	$184.38	1.0	$22,535
Unvested at March 31, 2025	20	$245.19	7.9	$—

The total intrinsic value for options exercised during the three months ended March 31, 2025 was $23.5 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2025:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2024	393	$234.50	275	$314.52
Granted	272	$218.78	66	$237.91
PSU adjustment (2)	—	$—	10	$386.22
Vested	(159)	$248.33	(137)	$339.43
Forfeited/canceled	(10)	$225.05	(8)	$246.05
Outstanding at March 31, 2025	496	$221.61	206	$245.29

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

13.INCOME TAXES

The primary reason for the difference between the Company’s effective tax rate and the U.S. statutory rate is the Company’s REIT status. A tax provision is recognized because U.S. taxable REIT subsidiary and certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its U.S. taxable REIT subsidiary. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $378.5 million as of December 31, 2024, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2019. The Company disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $52.5 million, excluding penalties and interest of $69.3 million.

14.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s site leasing business includes two reportable segments, domestic site leasing and international site leasing. The Company’s business segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The Company’s CODM utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level. The Company has applied the aggregation criteria to operations within the international site leasing segment on a basis that is consistent with management’s review of information and performance evaluations of the individual markets in this region.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below.

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended March 31, 2025	(in thousands)
Revenues (1)	$460,994	$155,215	$48,039	$—	$664,248
Cost of revenues (2)	68,272	47,206	38,188	—	153,666
Operating profit	392,722	108,009	9,851	—	510,582
Selling, general, and administrative expenses	31,007	17,424	3,215	14,573	66,219
Acquisition and new business initiatives
related adjustments and expenses	5,861	1,518	—	—	7,379
Asset impairment and decommission costs	15,164	21,318	—	544	37,026
Depreciation, amortization and accretion	36,744	25,523	857	1,924	65,048
Operating income (loss)	303,946	42,226	5,779	(17,041)	334,910
Other expense, net (principally interest
expense and other income)				(74,985)	(74,985)
Income before income taxes					259,925
Cash capital expenditures (3)	42,379	66,340	826	895	110,440

For the three months ended March 31, 2024
Revenues (1)	$461,499	$166,777	$29,586	$—	$657,862
Cost of revenues (2)	65,970	48,843	23,178	—	137,991
Operating profit	395,529	117,934	6,408	—	519,871
Selling, general, and administrative expenses	34,348	15,708	4,426	14,216	68,698
Acquisition and new business initiatives
related adjustments and expenses	5,298	2,119	—	—	7,417
Asset impairment and decommission costs	29,913	13,735	—	—	43,648
Depreciation, amortization and accretion	40,345	33,829	834	1,742	76,750
Operating income (loss)	285,625	52,543	1,148	(15,958)	323,358
Other expense, net (principally interest
expense and other income)				(151,888)	(151,888)
Income before income taxes					171,470
Cash capital expenditures (3)	41,021	35,602	59	594	77,276

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of March 31, 2025	$6,224,701	$3,619,615	$75,558	$523,043	$10,442,917
As of December 31, 2024	$6,206,748	$3,417,981	$65,481	$1,727,126	$11,417,336

(1)For the three months ended March 31, 2025 and 2024, site leasing revenue in Brazil was $85.0 million and $97.5 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion. Cost of revenues is primarily comprised of rent expense related to the Company’s ground leases.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets and short-term investments. Assets in Other for the period ended December 31, 2024 also includes $1.165 billion of cash held in escrow which was used to repay the 2019-1C Tower Securities.

Total domestic long-lived assets were $5.7 billion as of March 31, 2025 and December 31, 2024. Total international long-lived assets were $3.1 billion and $3.0 billion as of March 31, 2025 and December 31, 2024. Total long-lived assets in Brazil were $1.8 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively. Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. Other than Brazil, no foreign country represented more than 5% of the Company’s total long-lived assets in any of the periods presented.

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three months ended March 31, 2025 and 2024:

	For the three months
	ended March 31,
	2025	2024

	(in thousands, except per share data)
Numerator:
Net income attributable to SBA
Communications Corporation	$220,732	$154,543
Denominator:
Basic weighted-average shares outstanding	107,744	108,102
Dilutive impact of stock options, RSUs, and PSUs	396	514
Diluted weighted-average shares outstanding	108,140	108,616
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.05	$1.43
Diluted	$2.04	$1.42

For the three months ended March 31, 2025 and 2024, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s stock options, RSUs, and PSUs because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$54,132	$35,047
Net loss attributable to noncontrolling interests	(2,826)	(859)
Foreign currency translation adjustments	(932)	618
Purchase of noncontrolling interests	—	1,865
Contribution from joint venture partner	—	5,730
Adjustment to redemption amount	12,230	11,731
Ending balance	$62,604	$54,132

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of March 31, 2025, the Company has interest rate swap agreements (collectively “the swaps”) on its 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

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

As of March 31, 2025, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2025	2024

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$16,841	$50,589
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$7,007	$—

Accumulated other comprehensive loss, net includes an aggregate $16.0 million gain and a $50.9 million gain as of March 31, 2025 and December 31, 2024, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2025 and 2024.

	For the three months
	ended March 31,
	2025	2024

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(40,755)		$4,289
Gain reclassified from Accumulated other comprehensive		$
loss, net into earnings	$(684)		$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$6,579		$6,579

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and Africa. Our primary business line is our site leasing business, which contributed 98.1% of our total segment operating profit for the three months ended March 31, 2025. During the first quarter of 2025, we sold all of our towers in both the Philippines and Colombia and ended our operations in those countries. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2025, we owned 39,709 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and Africa. As of March 31, 2025, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2025. In addition, as of March 31, 2025, approximately 30% of our total towers are located in Brazil and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into either (1) individual tenant site leases with us, each of which relates to the lease or use of space at an individual site or (2) master lease agreements (“MLA”) with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a MLA is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators, or (2) escalate annually in accordance with an inflationary index. As of March 31, 2025, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Canada, Chile, and South Africa, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 to our Consolidated Financial Statements included in this quarterly report.

	For the three months ended
Segment operating profit as a percentage of	March 31,

total operating profit	2025	2024

Domestic site leasing	76.9%	76.1%
International site leasing	21.2%	22.7%
Total site leasing	98.1%	98.8%

We believe that the site leasing business continues to be attractive due to its long-term contracts, built-in rent escalators, high operating margins, and low customer churn (which refers to a lease that is non-renewed, cancelled, or discounted) other than in connection with customer consolidation or cessations of specific technology. We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing mobile network data traffic, network expansion, and network coverage requirements.

During the remainder of 2025, we expect core leasing revenue in both our domestic and international segments to increase over 2024 levels, on a currency neutral basis, due in part to wireless carriers deploying unused spectrum, the full year impact of towers acquired and built during 2024, and the revenues from towers expected to be acquired and built during 2025. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in our Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$460,994	$461,499	$—	$(505)	(0.1%)
International site leasing	155,215	166,777	(16,057)	4,495	2.7%
Site development	48,039	29,586	—	18,453	62.4%
Total	$664,248	$657,862	$(16,057)	$22,443	3.4%
Cost of Revenues
Domestic site leasing	$68,272	$65,970	$—	$2,302	3.5%
International site leasing	47,206	48,843	(4,535)	2,898	5.9%
Site development	38,188	23,178	—	15,010	64.8%
Total	$153,666	$137,991	$(4,535)	$20,210	14.6%
Operating Profit
Domestic site leasing	$392,722	$395,529	$—	$(2,807)	(0.7%)
International site leasing	108,009	117,934	(11,522)	1,597	1.4%
Site development	9,851	6,408	—	3,443	53.7%

Revenues

Domestic site leasing revenues decreased $0.5 million for the three months ended March 31, 2025, as compared to the prior year, primarily due to Sprint and other lease non-renewals and a decrease in non-cash straight line revenue, partially offset by (1) organic site leasing growth, primarily from monetary lease amendments, additional equipment added to our towers, new leases, and contractual rent escalators and (2) revenues from 55 towers acquired and 30 towers built since January 1, 2024.

International site leasing revenues decreased $11.6 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $4.5 million. These changes were primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 475 towers acquired and 519 towers built since January 1, 2024, partially offset by lease non-renewals. Site leasing revenue in Brazil represented 13.8% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $18.5 million for the three months ended March 31, 2025, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $2.8 million for the three months ended March 31, 2025, as compared to the prior year, primarily due to incremental costs associated with towers acquired and built since January 1, 2024 as well as lower domestic site leasing revenue as noted above, partially offset by the positive impact of our ground lease purchase program.

International site leasing segment operating profit decreased $9.9 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $1.6 million. These changes were primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2024.

Site development segment operating profit increased $3.4 million for the three months ended March 31, 2025, as compared to the prior year, as a result of increased carrier activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$31,007	$34,348	$—	$(3,341)	(9.7%)
International site leasing	17,424	15,708	(1,365)	3,081	19.6%
Total site leasing	$48,431	$50,056	$(1,365)	$(260)	(0.5%)
Site development	3,215	4,426	—	(1,211)	(27.4%)
Other	14,573	14,216	—	357	2.5%
Total	$66,219	$68,698	$(1,365)	$(1,114)	(1.6%)

Selling, general, and administrative expenses decreased $2.5 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses decreased $1.1 million. These changes were driven primarily by a decrease in non-cash compensation expense, partially offset by an increase in personnel and other support related costs.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$15,164	$29,913	$—	$(14,749)	(49.3%)
International site leasing	21,318	13,735	(1,939)	9,522	69.3%
Total site leasing	$36,482	$43,648	$(1,939)	$(5,227)	(12.0%)
Other	544	—	—	544	—%
Total	$37,026	$43,648	$(1,939)	$(4,683)	(10.7%)

Domestic asset impairment and decommission costs decreased $14.7 million for the three months ended March 31, 2025, as compared to the prior year. This change was primarily as a result of (1) decreased impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers and (2) a decrease in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $7.6 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $9.5 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$36,744	$40,345	$—	$(3,601)	(8.9%)
International site leasing	25,523	33,829	(2,893)	(5,413)	(16.0%)
Total site leasing	$62,267	$74,174	$(2,893)	$(9,014)	(12.2%)
Site development	857	834	—	23	2.8%
Other	1,924	1,742	—	182	10.4%
Total	$65,048	$76,750	$(2,893)	$(8,809)	(11.5%)

Depreciation, accretion, and amortization expense decreased $11.7 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $8.8 million. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2024.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$303,946	$285,625	$—	$18,321	6.4%
International site leasing	42,226	52,543	(5,242)	(5,075)	(9.7%)
Total site leasing	$346,172	$338,168	$(5,242)	$13,246	3.9%
Site development	5,779	1,148	—	4,631	403.4%
Other	(17,041)	(15,958)	—	(1,083)	6.8%
Total	$334,910	$323,358	$(5,242)	$16,794	5.2%

Domestic site leasing operating income increased $18.3 million for the three months ended March 31, 2025, as compared to the prior year, primarily due to decreases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses, partially offset by lower segment operating profit.

International site leasing operating income decreased $10.3 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased $5.1 million. These changes were primarily due to increases in asset impairment and decommission costs and selling, general, and administrative expenses, partially offset by a decrease in depreciation, accretion, and amortization expense and higher segment operating profit.

Site development operating income increased $4.6 million for the three months ended March 31, 2025, as compared to the prior year, primarily due to higher segment operating profit driven by increased carrier activity and a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$10,780	$7,314	$(245)	$3,711	50.7%
Interest expense	(104,148)	(96,390)	18	(7,776)	8.1%
Non-cash interest expense	(8,348)	(8,443)	1	94	(1.1%)
Amortization of deferred financing fees	(5,434)	(5,289)	—	(145)	2.7%
Loss from extinguishment of debt, net	—	(4,428)	—	4,428	(100.0%)
Other income (expense), net	32,165	(44,652)	99,512	(22,695)	2,396.5%
Total	$(74,985)	$(151,888)	$99,286	$(22,383)	20.7%

Interest income increased $3.5 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, interest income increased $3.7 million. These changes were primarily due to a higher balance of interest-bearing deposits held and a higher effective interest rate on those deposits as compared to the prior year, partially offset by a decrease in interest received on a loan to an unconsolidated joint venture.

Interest expense increased $7.8 million for the three months ended March 31, 2025, as compared to the prior year. This change was primarily due to a higher average principal amount of cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year.

Loss from extinguishment of debt, net was $4.4 million for the three months ended March 31, 2024 which primarily represents the write-off of $3.3 million of unamortized financing fees and $1.2 million of the original issuance discount associated with the repayment of the 2018 Term Loan in January 2024.

Other income (expense), net includes a $54.6 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $18.8 million loss on sale of assets for the three months ended March 31, 2025 (which is inclusive of $28.9 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations). The prior year period included a $42.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(42,019)	$(16,927)	$(32,307)	$7,215	(23.2%)

Provision for income taxes increased $25.1 million for the three months ended March 31, 2025, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $7.2 million primarily due to a decrease in foreign current and deferred taxes.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$217,906	$154,543	$61,737	$1,626	0.9%

Net income increased $63.4 million for the three months ended March 31, 2025, as compared to the prior year. This change (which is inclusive of a non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations) was primarily due to increases in other income, net, domestic site leasing operating income, site development operating income, and interest income, partially offset by increases in provision for income taxes and in interest expense and the impact of foreign currency exchange rates on those items. On a constant currency basis, net income increased $1.6 million. This change (which is inclusive of a non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations) was primarily due to increases in domestic site leasing operating income, site development operating income, and interest income and decreases in provision for income taxes and loss from extinguishment of debt, net, partially offset by increases in other expense, net and interest expense and a decrease in international site leasing operating income.

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

Management uses Adjusted EBITDA in evaluating, and believes that it is useful to investors in evaluating, the profitability of our operations and to evaluate our performance 1) from period to period and (2) compared to our competitors, by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. In addition, Adjusted EBITDA is a widely used performance measure across the telecommunications real estate sector and management believes that it allows investors to evaluate our comparative performance without regard to items such as depreciation, amortization and accretion, which can vary across different companies depending upon accounting methods and the book value of assets. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2020 Senior Notes and 2021 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$217,906	$154,543	$61,737	$1,626	0.9%
Non-cash straight-line leasing revenue	(1,281)	(4,092)	(62)	2,873	(70.2%)
Non-cash straight-line ground lease expense	(1,668)	(3,383)	(21)	1,736	(51.3%)
Non-cash compensation	15,713	21,469	(160)	(5,596)	(26.1%)
Loss from extinguishment of debt, net	—	4,428	—	(4,428)	(100.0%)
Other (income) expense, net	(32,165)	44,652	(99,512)	22,695	2,396.5%
Acquisition and new business initiatives
related adjustments and expenses	7,379	7,417	(83)	45	0.6%
Asset impairment and decommission costs	37,026	43,648	(1,939)	(4,683)	(10.7%)
Interest income	(10,780)	(7,314)	245	(3,711)	50.7%
Interest expense (1)	117,930	110,122	(19)	7,827	7.1%
Depreciation, accretion, and amortization	65,048	76,750	(2,893)	(8,809)	(11.5%)
Provision for income taxes (2)	42,183	17,172	32,305	(7,294)	(23.2%)
Adjusted EBITDA	$457,291	$465,412	$(10,402)	$2,281	0.5%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA decreased $8.1 million for the three months ended March 31, 2025, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $2.3 million. These changes were primarily due to increases in international site leasing segment operating profit and site development segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses and a decrease in domestic site leasing segment operating profit.

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

A summary of our cash flows is as follows:

	For the three months ended March 31,
	2025	2024

	(in thousands)
Cash provided by operating activities	$301,175	$294,453
Cash provided by (used in) investing activities	238,266	(85,310)
Cash used in financing activities	(1,282,135)	(191,412)
Change in cash, cash equivalents, and restricted cash	(742,694)	17,731
Effect of exchange rate changes on cash, cash equiv., and restricted cash	6,143	(4,345)
Cash, cash equivalents, and restricted cash, beginning of period	1,400,657	250,946
Cash, cash equivalents, and restricted cash, end of period	$664,106	$264,332

Operating Activities

Cash provided by operating activities was $301.2 million for the three months ended March 31, 2025 as compared to $294.5 million for the three months ended March 31, 2024. The increase was primarily due to increases in cash inflows associated with working capital changes related to the timing of customer payments, increases in interest income and site development operating profit and a decrease in cash asset impairment and decommission costs, partially offset by a decrease in site leasing segment operating profit and increases in interest expense and cash selling, general, and administrative expenses.

Investing Activities

A detail of our investing activities is as follows:

	For the three months ended March 31,
	2025	2024

	(in thousands)
Acquisitions of towers and related assets	$(54,183)	$(10,295)
Land buyouts and other assets (1)	(9,205)	(9,110)
Construction and related costs	(19,775)	(34,782)
Augmentation and tower upgrades	(12,165)	(13,064)
Tower maintenance	(12,340)	(8,858)
General corporate	(1,893)	(1,167)
Purchase of investments	(228,376)	(311,839)
Proceeds from sale of investments	415,840	311,000
Repayment (funding) of loan to unconsolidated joint venture	115,000	(5,500)
Proceeds from sale of assets	40,428	—
Other investing activities	4,935	(1,695)
Net cash provided by (used in) investing activities	$238,266	$(85,310)

(1)Excludes $3.2 million and $4.6 million spent to extend ground lease terms for the three months ended March 31, 2025 and 2024, respectively. We recorded these amounts in prepaid expenses and other current assets within the changes in operating assets and liabilities, net of acquisitions section of our Consolidated Statements of Cash Flows.

As of the date of this filing, approximately 6,700 sites related to the previously announced transaction with Millicom International Cellular S.A. (“Millicom”) remain under contract for approximately $925.0 million in cash. The remaining sites under contract have an estimated closing date of September 1, 2025; however, the ultimate closing is dependent upon regulatory approvals and other requirements and may differ from this date. In addition to the Millicom sites, we are under contract to purchase 18 communication sites for an aggregate consideration of $10.0 million in cash. We anticipate that these acquisitions will be closed by the end of the third quarter of 2025.

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

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended March 31,
	2025	2024

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$—	$15,000
Proceeds from issuance of Term Loans, net of fees (1)	—	2,274,825
Repayment of Term Loans (1)	(5,750)	(2,268,000)
Repayment of Tower Securities (1)	(1,165,000)	—
Repurchase and retirement of common stock (2)	—	(106,157)
Payment of dividends on common stock	(122,275)	(108,135)
Proceeds from employee stock purchase/stock option plans	36,002	17,091
Payments related to taxes on stock options and restricted stock units	(24,288)	(17,800)
Other financing activities	(824)	1,764
Net cash used in financing activities	$(1,282,135)	$(191,412)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)Subsequent to the first quarter of 2025, we repurchased 583 thousand shares of our outstanding Class A common stock for $122.9 million at an average price per share of $210.87 under our existing $1.0 billion stock repurchase plan. Shares repurchased were retired. On April 27, 2025, our Board of Directors authorized a new $1.5 billion stock repurchase plan, replacing the prior plan authorized on October 28, 2021 which had a remaining authorization of $81.8 million. As of the date of this filing, we had $1.5 billion of authorization remaining under the new plan.

Dividends

For the three months ended March 31, 2025, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 were ordinary taxable dividends.

Subsequent to March 31, 2025, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 27, 2025	May 22, 2025	$1.11	June 17, 2025

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2025, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2025, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the three months ended March 31, 2025, we did not issue any securities under our automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

As of March 31, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	March 31, 2025 (1)	March 31, 2025 (2)

Revolving Credit Facility	5.405%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes our Revolving Credit Facility activity during the three months ended March 31, 2025 and 2024:

	For the three months
	ended March 31,
	2025	2024

	(in thousands)
Beginning outstanding balance	$—	$180,000
Borrowings	—	125,000
Repayments	—	(110,000)
Ending outstanding balance	$—	$195,000

Subsequent to March 31, 2025, we made no borrowings from the Revolving Credit Facility.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the three months ended March 31, 2025, we repaid an aggregate of $5.75 million of principal on the 2024 Term Loan. As of March 31, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of March 31, 2025, we, through the Trust, had issued and outstanding an aggregate of $7.2 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,514 tower sites owned by the Borrowers as of March 31, 2025. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of March 31, 2025:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2020-1C Tower Securities	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052
2024-1C Tower Securities	Oct. 11, 2024	$1,450.0	4.831%	Oct. 9, 2029	Oct. 8, 2054
2024-2C Tower Securities (2)	Oct. 11, 2024	$620.0	4.654%	Oct. 8, 2027	Oct. 8, 2054

(1)Interest paid monthly.

(2)The interest rate reflected is the all-in fixed rate which includes the impact of our treasury lock agreement entered on September 11, 2024. The treasury lock agreement fixed the three-year treasury rate at 3.3985% for $620.0 million of notional value related to the 2024-2C Tower Securities issued on October 11, 2024. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrue interest at 5.115%.

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of March 31, 2025:

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

(1)Interest paid monthly.

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2020-2R Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, 2022-1R Tower Securities, and 2024-1R Tower Securities eliminate in consolidation.

Debt Covenants

As of March 31, 2025, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of March 31, 2025:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15	Feb. 15, 2025
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1	Feb. 1, 2025

Each of our senior notes is subject to redemption, at our option, in whole or in part on or after the date set forth above. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of March 31, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended March 31, 2026 based on the amounts outstanding as of March 31, 2025 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$2,800
2024 Term Loan (2)	143,142
2020-1C Tower Securities	761,292
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$1,241,931

(1)As of March 31, 2025, no amount was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2025, we made no borrowings under the Revolving Credit Facility.

(2)Total debt service on the 2024 Term Loan (as amended on October 2, 2024) includes the impact of the interest rate swaps which collectively swap $2.0 billion of notional value accruing interest at Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165%.

Inflation

The impact of inflation on our operations has not been material to date. However, the impact of higher interest rates has impacted, and is expected to continue to impact, our growth rate and future operating results. Higher interest rates have impacted, and are expected to continue to impact, the ability and willingness of wireless service providers to incur capital expenditures at prior levels to expand their networks, which could adversely affect our future revenue growth rates. In addition, increased interest rates may adversely affect our costs to refinance our indebtedness at maturity. In addition, persistent high rates of inflation could adversely affect our future operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in South America and Africa, which have inflationary index-based rent escalators.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value

	(in thousands)
2024 Term Loan	$17,250	$23,000	$23,000	$23,000	$23,000	$2,167,750	$2,277,000	$2,279,846
2020-1C Tower Securities (1)	—	750,000	—	—	—	—	750,000	725,048
2020-2C Tower Securities (1)	—	—	—	600,000	—	—	600,000	515,640
2021-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,006,956
2021-2C Tower Securities (1)	—	—	895,000	—	—	—	895,000	762,719
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	678,222
2022-1C Tower Securities (1)	—	—	—	850,000	—	—	850,000	870,145
2024-1C Tower Securities (1)	—	—	—	—	1,450,000	—	1,450,000	1,451,305
2024-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	618,884
2020 Senior Notes	—	—	1,500,000	—	—	—	1,500,000	1,461,420
2021 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,370,625
Total debt obligation	$17,250	$1,938,000	$3,038,000	$1,473,000	$2,973,000	$3,062,750	$12,502,000	$11,740,810

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of March 31, 2025. As of March 31, 2025, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.4% for the three months ended March 31, 2025.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, Costa Rica, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the three months ended March 31, 2025, approximately 20.5% of our revenues and approximately 29.3% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2025. As of March 31, 2025, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.2% and 0.7%, respectively, for the three months ended March 31, 2025.

As of March 31, 2025, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2025 would have resulted in approximately $111.8 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the three months ended March 31, 2025.

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

•the consolidation of wireless service providers and the impact of such consolidation on our financial and operational results, including churn;

•our intent to grow our tower portfolio domestically and internationally and expand through acquisitions, new builds and organic lease up on existing towers;

•our strategies for growing, and ability to grow, our cash flows;

•core leasing revenue growth, on an organic basis, in our domestic and international segments, and the drivers of such growth;

•our site leasing business being characterized by stable and long-term recurring revenues;

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

•the timing for closing of pending acquisitions, including the Millicom transaction;

•our future liquidity requirements, including our debt service in 2024, and our ability to meet such requirements with cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•our election to be taxed as a REIT, our intent to continue to operate as a REIT and the use of NOLs to reduce REIT taxable income;

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

•our ability to successfully manage the risks associated with international operations, including risks relating to competition, political or economic conditions, inflation, potential tariffs, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems, and land ownership, including land ownership risks with respect to towers we do not own;

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

•our ability to build new towers, including our ability to identify and acquire land that would be attractive for our customers and to successfully and timely address the issues that arise in connection with the building of new towers;

•our ability to compete for the acquisition of towers and other factors that may adversely affect our ability to purchase towers that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios while achieving our expected portfolio growth levels;

•our capital allocation decisions and the impact on our ability to achieve our expected tower portfolio growth levels;

•our ability to protect our rights to the land under our towers, and our ability to acquire land underneath our towers on terms that are accretive;

•our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels;

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

•our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules and to utilize available NOLs to reduce REIT taxable income;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2025. Based on such evaluation, such officers have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

May 1, 2025	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

May 1, 2025	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s