Form 10-Q
period 2025-06-30
SBA COMMUNICATIONS CORP
filed 2025-08-07
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 107,379,013 shares of Class A common stock as of July 30, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$275,275	$189,841
Restricted cash	20,757	1,206,653
Accounts receivable, net	139,890	145,695
Costs and estimated earnings in excess of billings on uncompleted contracts	46,811	19,198
Prepaid expenses and other current assets	41,075	417,333
Total current assets	523,808	1,978,720
Property and equipment, net	3,258,183	2,792,084
Intangible assets, net	2,579,806	2,388,707
Operating lease right-of-use assets, net	2,419,435	2,292,459
Acquired and other right-of-use assets, net	1,343,508	1,308,269
Other assets	641,647	657,097
Total assets	$10,766,387	$11,417,336
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$60,820	$59,549
Accrued expenses	86,085	81,977
Current maturities of long-term debt	772,181	1,187,913
Deferred revenue	125,371	127,308
Accrued interest	75,102	62,239
Current lease liabilities	289,465	261,017
Other current liabilities	20,681	17,933
Total current liabilities	1,429,705	1,797,936
Long-term liabilities:
Long-term debt, net	11,739,364	12,403,825
Long-term lease liabilities	2,004,715	1,903,439
Other long-term liabilities	466,341	367,942
Total long-term liabilities	14,210,420	14,675,206
Redeemable noncontrolling interests	65,157	54,132
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 107,487 shares and
107,561 shares issued and outstanding at June 30, 2025 and December 31, 2024,
respectively	1,075	1,076
Additional paid-in capital	3,022,684	2,975,455
Accumulated deficit	(7,251,106)	(7,326,189)
Accumulated other comprehensive loss, net	(711,548)	(760,280)
Total shareholders' deficit	(4,938,895)	(5,109,938)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$10,766,387	$11,417,336

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

Revenues:
Site leasing	$631,788	$626,457	$1,247,997	$1,254,733
Site development	67,193	34,020	115,232	63,606
Total revenues	698,981	660,477	1,363,229	1,318,339
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	118,571	114,131	234,049	228,944
Cost of site development	53,525	27,137	91,714	50,315
Selling, general, and administrative expenses (1)	71,022	62,376	137,241	131,074
Acquisition and new business initiatives related
adjustments and expenses	5,887	6,574	13,266	13,991
Asset impairment and decommission costs	45,231	31,610	82,257	75,258
Depreciation, accretion, and amortization	69,964	64,179	135,012	140,929
Total operating expenses	364,200	306,007	693,539	640,511
Operating income	334,781	354,470	669,690	677,828
Other income (expense):
Interest income	8,155	7,046	18,935	14,360
Interest expense	(119,658)	(97,530)	(223,805)	(193,921)
Non-cash interest expense	(1,233)	(7,080)	(9,581)	(15,523)
Amortization of deferred financing fees	(5,415)	(4,932)	(10,849)	(10,221)
Loss from extinguishment of debt, net	—	—	—	(4,428)
Other income (expense), net	44,123	(104,859)	76,286	(149,511)
Total other expense, net	(74,028)	(207,355)	(149,014)	(359,244)
Income before income taxes	260,753	147,115	520,676	318,584
(Provision) benefit for income taxes	(35,059)	12,337	(77,078)	(4,590)
Net income	225,694	159,452	443,598	313,994
Net loss attributable to noncontrolling interests	100	3,378	2,927	3,378
Net income attributable to SBA Communications
Corporation	$225,794	$162,830	$446,525	$317,372
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.10	$1.52	$4.15	$2.94
Diluted	$2.09	$1.51	$4.14	$2.93
Weighted-average number of common shares
Basic	107,531	107,462	107,637	107,782
Diluted	107,797	107,679	107,968	108,148

(1)Includes non-cash compensation of $20,839 and $17,872 for the three months ended June 30, 2025 and 2024, respectively, and $35,914 and $38,645 for the six months ended June 30, 2025 and 2024, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2025	2024	2025	2024

Net income	$225,694	$159,452	$443,598	$313,994
Adjustments related to interest rate swaps	(11,594)	(8,237)	(46,454)	2,630
Foreign currency translation adjustments	36,577	(64,130)	94,168	(89,534)
Comprehensive income	250,677	87,085	491,312	227,090
Comprehensive loss attributable to noncontrolling interests	186	3,702	3,945	3,702
Comprehensive income attributable to SBA
Communications Corporation	$250,863	$90,787	$495,257	$230,792

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, March 31, 2025	108,028	$1,080	$2,991,050	$(7,226,216)	$(736,617)	$(4,970,703)
Net income attributable to SBA
Communications Corporation	—	—	—	225,794	—	225,794
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	77	1	12,474	—	—	12,475
Non-cash stock compensation	—	—	21,899	—	—	21,899
Adjustments related to interest rate swaps	—	—	—	—	(11,594)	(11,594)
Repurchase and retirement of common stock	(618)	(6)	—	(130,690)	—	(130,696)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	36,663	36,663
Dividends and dividend equivalents
on common stock	—	—	—	(119,994)	—	(119,994)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(2,739)	—	—	(2,739)
BALANCE, June 30, 2025	107,487	$1,075	$3,022,684	$(7,251,106)	$(711,548)	$(4,938,895)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2024	107,561	1,076	2,975,455	(7,326,189)	(760,280)	(5,109,938)
Net income attributable to SBA
Communications Corporation	—	—	—	446,525	—	446,525
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	544	5	24,184	—	—	24,189
Non-cash stock compensation	—	—	38,015	—	—	38,015
Adjustments related to interest rate swaps	—	—	—	—	(46,454)	(46,454)
Repurchase and retirement of common stock	(618)	(6)	—	(130,690)	—	(130,696)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	95,186	95,186
Dividends and dividend equivalents
on common stock	—	—	—	(240,752)	—	(240,752)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(14,970)	—	—	(14,970)
BALANCE, June 30, 2025	107,487	$1,075	$3,022,684	$(7,251,106)	$(711,548)	$(4,938,895)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$443,598	$313,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	135,012	140,929
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(99,906)	144,474
Non-cash compensation expense	37,229	40,067
Non-cash asset impairment and decommission costs	78,720	64,895
Loss from extinguishment of debt, net	—	4,428
Deferred and non-cash income tax provision (benefit)	61,867	(13,126)
Loss on sale of assets	18,267	—
Other non-cash items reflected in the Statements of Operations	34,894	31,997
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(20,726)	80,359
Prepaid expenses and other assets	(3,566)	(5,671)
Operating lease right-of-use assets, net	63,453	70,045
Accounts payable and accrued expenses	(6,378)	(23,375)
Accrued interest	13,504	643
Long-term lease liabilities	(64,822)	(73,023)
Other liabilities	(21,873)	(56,590)
Net cash provided by operating activities	669,273	720,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(652,610)	(61,022)
Capital expenditures	(102,038)	(107,844)
Purchase of investments	(434,307)	(681,208)
Proceeds from sale of investments	685,840	651,650
Repayment (funding) of loan to unconsolidated joint venture	115,000	(5,500)
Proceeds from sale of assets	40,469	—
Other investing activities	4,950	(2,594)
Net cash used in investing activities	(342,696)	(206,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	80,000	195,000
Repayments under Revolving Credit Facility	—	(255,000)
Proceeds from issuance of Term Loans, net of fees	—	2,274,815
Repayment of Term Loans	(5,750)	(2,273,750)
Repayment of Tower Securities	(1,165,000)	—
Repurchase and retirement of common stock	(130,696)	(200,019)
Payment of dividends on common stock	(241,640)	(213,464)
Proceeds from employee stock purchase/stock option plans	48,884	21,302
Payments related to taxes on stock options and restricted stock units	(24,695)	(18,061)
Other financing activities	(1,516)	1,242
Net cash used in financing activities	(1,440,413)	(467,935)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,702	(13,395)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,100,134)	32,198
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	1,400,657	250,946
End of period	$300,523	$283,144

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$211,943	$193,195
Income taxes	$23,213	$17,214

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$76,120	$16,133
Operating lease modifications and reassessments	$74,419	$33,713
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,724	$—

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $30.4 million gain and a $66.2 million loss, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2025 and 2024, respectively, and a $66.3 million gain and a $94.7 million loss, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company repaid $75.0 million under its intercompany loan agreements. As of June 30, 2025 and December 31, 2024, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.1 billion.

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

Items Measured at Fair Value on a Nonrecurring Basis — The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.6% - 8.0%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

	(in thousands)
Asset impairment (1)	$40,575	$18,491	$71,041	$53,043
Write-off of carrying value of decommissioned towers	3,358	7,440	5,919	11,545
Other (including tower and equipment decommission costs)	1,298	5,679	5,297	10,670
Total asset impairment and decommission costs	$45,231	$31,610	$82,257	$75,258

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $16.0 million and $20.8 million as of June 30, 2025 and December 31, 2024, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. The estimation of the fair value of the investment involves the use of Level 3 inputs. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three or six months ended June 30, 2025 and 2024.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of June 30, 2025 and December 31, 2024, the Company had $1.6 million and $254.5 million of short-term investments, respectively. For the six months ended June 30, 2025, the Company purchased $432.9 million and sold $685.8 million of short-term investments. For the six months ended June 30, 2024, the Company purchased $680.4 million and sold $651.0 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2025	December 31, 2024	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$275,275	$189,841	Cash and cash equivalents
Securitization escrow accounts	11,255	1,200,025	Restricted cash - current asset
Payment, performance bonds, and other	9,502	6,628	Restricted cash - current asset
Surety bonds and workers compensation	4,491	4,163	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$300,523	$1,400,657

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $7.2 million and $6.4 million held in escrow as of June 30, 2025 and December 31, 2024, respectively, related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2025 and December 31, 2024, the Company had $42.5 million in surety and payment and performance bonds for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2025 and December 31, 2024, the Company had pledged $2.9 million and $2.5 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Costs incurred on uncompleted contracts	$107,684	$74,474
Estimated earnings	42,450	31,514
Billings to date	(106,001)	(92,082)
	$44,133	$13,906

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,811	$19,198
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(2,678)	(5,292)
	$44,133	$13,906

At June 30, 2025 and December 31, 2024, the two largest customers comprised 97.0% and 89.0%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Short-term investments	$1,551	$254,534
Short-term loans receivable (1)	—	115,281
Prepaid real estate taxes	2,520	3,564
Interest receivable	2,874	4,359
Prepaid insurance	4,207	1,704
Prepaid taxes	6,093	11,496
Prepaid ground rent	3,189	3,638
Other current assets	20,641	22,757
Total prepaid expenses and other current assets	$41,075	$417,333

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Straight-line rent receivable	$421,860	$417,572
Interest rate swap asset (2)	10,333	50,589
Loans receivable	55,356	59,326
Deferred lease costs, net	9,388	8,836
Deferred tax asset - long term	47,395	53,974
Long-term investments	15,962	20,779
Other	81,353	46,021
Total other assets	$641,647	$657,097

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

(2)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

			(in thousands)
Acquisitions of towers and related assets	$579,914	$27,899	$634,097	$38,194
Land buyouts and other assets (1)	9,308	13,718	18,513	22,828
Total cash acquisition capital expenditures	$589,222	$41,617	$652,610	$61,022

(1)Excludes $4.6 million and $3.7 million spent to extend ground lease terms for the three months ended June 30, 2025 and 2024, respectively, and excludes $7.8 million and $9.3 million spent to extend ground lease terms for the six months ended June 30, 2025 and 2024, respectively. The Company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the six months ended June 30, 2025, the Company acquired 4,673 towers and related assets and liabilities, including 4,644 sites from the previously announced transaction with Millicom International Cellular S.A. (“Millicom”). During the six months ended June 30, 2024, the Company acquired 128 towers and related assets and liabilities. The table below summarizes the Company’s acquisition of towers and related assets and liabilities, by asset class:

	For the six months
	ended June 30,
	2025	2024

	(in thousands)
Property and equipment, net	$435,294	$13,398
Intangible assets, net	218,806	24,307
Operating lease right-of-use assets, net	66,499	9,453
Acquisition related holdbacks	(129)	(3,415)
Long-term lease liabilities	(42,890)	(5,321)
Other liabilities assumed, net	(43,483)	(228)
Total acquisitions of towers and related assets and liabilities	$634,097	$38,194

During the six months ended June 30, 2025, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets. As of June 30, 2025, there were no acquisitions with purchase price allocations that were preliminary other than for the acquisitions from the Millicom transaction.

As of the date of this filing, approximately 2,500 sites related to the Millicom transaction remain under contract for approximately $391.0 million in cash. The remaining sites under contract have an estimated closing date of September 1, 2025; however, the ultimate closing is dependent upon regulatory approvals and other requirements and may differ from this date. In addition to the Millicom sites, the Company is under contract to purchase 13 communication sites for an aggregate consideration of $5.5 million in cash. The Company anticipates that these acquisitions will be closed by the end of the fourth quarter of 2025.

The maximum potential obligation related to contingent consideration for closed acquisitions was $40.1 million and $12.1 million as of June 30, 2025 and December 31, 2024, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Towers and related assets	$6,425,913	$5,902,092
Construction-in-process (1)	73,372	72,202
Furniture, equipment, and vehicles	92,872	84,629
Land, buildings, and improvements (2)	1,009,818	1,013,253
Total property and equipment	7,601,975	7,072,176
Less: accumulated depreciation	(4,343,792)	(4,280,092)
Property and equipment, net	$3,258,183	$2,792,084

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $31.7 million and $26.2 million for the three months ended June 30, 2025 and 2024, respectively, and $59.0 million and $63.6 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, unpaid capital expenditures that are included in accounts payable and accrued expenses were $12.1 million and $14.6 million, respectively.

During the first quarter of 2025, the Company sold all of its towers in both the Philippines and Colombia and ended its operations in those countries. Proceeds from the sale of these towers were $40.3 million and are included in Proceeds from sale of assets on the Consolidated Statements of Cash Flows. The Company recorded an $18.0 million loss on the sale of these towers which is included in Other income (expense), net on the Consolidated Statements of Operations and in Loss on sale of assets on the Consolidated Statements of Cash Flows.

On July 21, 2025, the Company entered into an agreement to sell all of its 369 towers held in Canada for CAD$446.0 million. This transaction is expected to close during the fourth quarter of 2025.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2025			As of December 31, 2024
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,404,347	$(3,419,317)	$1,985,030	$5,164,263	$(3,338,705)	$1,825,558
Network location intangibles	1,951,094	(1,356,318)	594,776	1,896,754	(1,333,605)	563,149
Intangible assets, net	$7,355,441	$(4,775,635)	$2,579,806	$7,061,017	$(4,672,310)	$2,388,707

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $27.1 million and $26.3 million for the three months ended June 30, 2025 and 2024, respectively and $53.9 million and $53.5 million for the six months ended June 30, 2025 and 2024, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Salaries and benefits	$18,091	$24,996
Real estate and property taxes	9,024	7,204
Unpaid capital expenditures	12,117	14,581
Acquisition related holdbacks	9,983	10,896
Other	36,870	24,300
Total accrued expenses	$86,085	$81,977

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		June 30, 2025			December 31, 2024
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
Revolving Credit Facility	Jan. 25, 2029	$80,000	$80,000	$80,000	$—	$—	$—
2024 Term Loan	Jan. 25, 2031	2,277,000	2,288,385	2,256,003	2,282,750	2,282,750	2,260,217
2019-1C Tower Securities (1)(2)	Jan. 12, 2025	—	—	—	1,165,000	1,128,803	1,164,913
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	724,995	749,181	750,000	726,038	748,425
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	515,604	597,708	600,000	516,342	597,273
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,006,886	1,161,641	1,165,000	1,008,331	1,160,436
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	762,665	891,782	895,000	763,757	890,896
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	678,168	888,716	895,000	679,144	888,260
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	870,077	844,329	850,000	878,475	843,321
2024-1C Tower Securities (1)	Oct. 9, 2029	1,450,000	1,451,204	1,438,893	1,450,000	1,453,292	1,437,978
2024-2C Tower Securities (1)	Oct. 8, 2027	620,000	623,243	615,776	620,000	618,698	615,017
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,478,670	1,494,623	1,500,000	1,440,270	1,493,039
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,417,500	1,492,893	1,500,000	1,353,750	1,491,963
Total debt		$12,582,000	$11,897,397	$12,511,545	$13,672,750	$12,849,650	$13,591,738
Less: current maturities of long-term debt				(772,181)			(1,187,913)
Total long-term debt, net of current maturities				$11,739,364			$12,403,825

(1)The maturity date represents the anticipated repayment date for each issuance.

(2)On January 15, 2025, the Company repaid the aggregate principal amount of the 2019-1C Tower Securities.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended June 30,				For the six months ended June 30,
	Rates as of	2025		2024		2025		2024
	June 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash		Non-cash
	2025	Interest	Interest	Interest	Interest	Interest	Interest	Interest		Interest

		(in thousands)				(in thousands)
Revolving Credit Facility	5.405%	$923	$—	$3,161	$—	$1,627	$—	$5,630		$—
2018 Term Loan	—	—	—	—	—	—	—	3,253		1,867
2024 Term Loan (1)	5.276%	30,396	909	16,619	6,679	44,260	7,661	29,598		11,626
2014-2C Tower Securities	3.869%	—	—	6,046	—	—	—	12,092		—
2019-1C Tower Securities	2.836%	—	—	8,357	—	1,306	—	16,714		—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	7,195	—	7,195	95	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	7,079	—	7,079		—
2021-1C Tower Securities	1.631%	4,851	—	4,851	—	9,704	—	9,697		—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	8,391	—	8,391		—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	11,746	—	11,746		—
2022-1C Tower Securities	6.599%	14,094	—	14,094	—	28,188	—	28,187		—
2024-1C Tower Securities	4.831%	17,636	—	—	—	35,271	—	—		—
2024-2C Tower Securities (2)	4.654%	7,977	—	—	—	15,955	—	—		—
2020 Senior Notes	3.875%	14,531	99	14,531	95	29,063	197	29,063		190
2021 Senior Notes	3.125%	11,719	—	11,719	—	23,438	—	23,438		—
Other		324	225	945	306	582	1,723	1,838		1,840
Total		$119,658	$1,233	$97,530	$7,080	$223,805	$9,581	$193,921		$15,523

(1)The 2024 Term Loan has a blended rate of 5.276%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 6.080% as of June 30, 2025. Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 17 for more information on the Company’s treasury lock agreement.

Senior Credit Agreement

As of June 30, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	June 30, 2025 (1)	June 30, 2025 (2)

Revolving Credit Facility	5.405%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and six months ended June 30, 2025 and 2024:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning outstanding balance	$—	$195,000	$—	$180,000
Borrowings	80,000	70,000	80,000	195,000
Repayments	—	(145,000)	—	(255,000)
Ending outstanding balance	$80,000	$120,000	$80,000	$120,000

Subsequent to June 30, 2025, the Company borrowed $25.0 million and repaid $70.0 million under the Revolving Credit Facility, and as of the date of this filing, $35.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the six months ended June 30, 2025, the Company repaid an aggregate of $5.75 million of principal on the 2024 Term Loan. As of June 30, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

On January 15, 2025, the Company repaid the entire aggregate principal amount of the 2019-1C Tower Securities ($1,165.0 million) and the 2019-1R Tower Securities ($61.4 million).

As of June 30, 2025, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

On April 27, 2025, the Company’s Board of Directors authorized a new $1.5 billion share repurchase plan, replacing the prior plan authorized on October 28, 2021 which had a remaining authorization of $81.8 million. This new plan authorizes the Company to purchase, from time to time, up to $1.5 billion of its outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. As of the date of this filing, the Company had $1.45 billion of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

Total number of shares purchased (in millions) (1)	0.6	0.4	0.6	0.9
Average price per share (1)	$211.63	$213.30	$211.63	$213.85
Total purchase price (in millions) (1)	$130.7	$93.9	$130.7	$200.0

Subsequent to June 30, 2025, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.18
Average price per share (1)	$227.92
Total purchase price (in millions) (1)	$41.4

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the six months ended June 30, 2025, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025
April 27, 2025	May 22, 2025	$1.11	$119.4 million	June 17, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 were ordinary taxable dividends.

Subsequent to June 30, 2025, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 3, 2025	August 21, 2025	$1.11	September 18, 2025

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2025 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2024	1,088	$174.74
Exercised	(518)	$161.42
Forfeited/canceled	(1)	$198.72
Outstanding at June 30, 2025	569	$186.85	1.1	$28,252
Exercisable at June 30, 2025	553	$185.01	0.9	$28,124
Unvested at June 30, 2025	16	$250.43	7.6	$128

The total intrinsic value for options exercised during the six months ended June 30, 2025 was $27.1 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2025:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2024	393	$234.50	275	$314.52
Granted	285	$219.23	66	$237.91
PSU adjustment (2)	—	$—	10	$386.22
Vested	(166)	$247.27	(137)	$339.43
Forfeited/canceled	(19)	$223.98	(8)	$246.05
Outstanding at June 30, 2025	493	$221.74	206	$245.29

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

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its U.S. taxable REIT subsidiary. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $377.9 million as of December 31, 2024, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2019. The Company disagrees with the assessment and has filed an appeal with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $55.2 million, excluding penalties and interest of $75.6 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2025	(in thousands)
Revenues (1)	$469,807	$161,981	$67,193	$—	$698,981
Cost of revenues (2)	69,421	49,150	53,525	—	172,096
Operating profit	400,386	112,831	13,668	—	526,885
Selling, general, and administrative expenses	31,515	20,803	3,065	15,639	71,022
Acquisition and new business initiatives
related adjustments and expenses	4,667	1,220	—	—	5,887
Asset impairment and decommission costs	19,977	25,088	—	166	45,231
Depreciation, amortization and accretion	36,840	30,249	864	2,011	69,964
Operating income (loss)	307,387	35,471	9,739	(17,816)	334,781
Other expense, net (principally interest
expense and other income)				(74,028)	(74,028)
Income before income taxes					260,753
Cash capital expenditures (3)	41,906	602,782	1,474	771	646,933

For the three months ended June 30, 2024
Revenues (1)	$463,204	$163,253	$34,020	$—	$660,477
Cost of revenues (2)	65,489	48,642	27,137	—	141,268
Operating profit	397,715	114,611	6,883	—	519,209
Selling, general, and administrative expenses	33,608	15,775	2,944	10,049	62,376
Acquisition and new business initiatives
related adjustments and expenses	3,089	3,485	—	—	6,574
Asset impairment and decommission costs	13,825	17,362	—	423	31,610
Depreciation, amortization and accretion	33,870	27,457	1,038	1,814	64,179
Operating income (loss)	313,323	50,532	2,901	(12,286)	354,470
Other expense, net (principally interest
expense and other income)				(207,355)	(207,355)
Income before income taxes					147,115
Cash capital expenditures (3)	48,603	41,687	123	1,177	91,590

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2025	(in thousands)
Revenues (1)	$930,800	$317,197	$115,232	$—	$1,363,229
Cost of revenues (2)	137,693	96,356	91,714	—	325,763
Operating profit	793,107	220,841	23,518	—	1,037,466
Selling, general, and administrative expenses	62,522	38,227	6,280	30,212	137,241
Acquisition and new business initiatives
related adjustments and expenses	10,528	2,738	—	—	13,266
Asset impairment and decommission costs	35,141	46,406	—	710	82,257
Depreciation, amortization and accretion	73,584	55,772	1,721	3,935	135,012
Operating income (loss)	611,332	77,698	15,517	(34,857)	669,690
Other expense, net (principally interest
expense and other income)				(149,014)	(149,014)
Income before income taxes					520,676
Cash capital expenditures (3)	84,284	669,122	2,300	1,666	757,372

For the six months ended June 30, 2024
Revenues (1)	$924,703	$330,030	$63,606	$—	$1,318,339
Cost of revenues (2)	131,459	97,485	50,315	—	279,259
Operating profit	793,244	232,545	13,291	—	1,039,080
Selling, general, and administrative expenses	67,956	31,483	7,370	24,265	131,074
Acquisition and new business initiatives
related adjustments and expenses	8,387	5,604	—	—	13,991
Asset impairment and decommission costs	43,738	31,097	—	423	75,258
Depreciation, amortization and accretion	74,215	61,286	1,872	3,556	140,929
Operating income (loss)	598,948	103,075	4,049	(28,244)	677,828
Other expense, net (principally interest
expense and other income)				(359,244)	(359,244)
Income before income taxes					318,584
Cash capital expenditures (3)	89,624	77,289	182	1,771	168,866

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of June 30, 2025	$6,220,514	$4,308,485	$93,465	$143,923	$10,766,387
As of December 31, 2024	$6,206,748	$3,417,981	$65,481	$1,727,126	$11,417,336

(1)For the three months ended June 30, 2025 and 2024, site leasing revenue in Brazil was $85.1 million and $93.1 million, respectively. For the six months ended June 30, 2025 and 2024, site leasing revenue in Brazil was $170.1 million and $190.5 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

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

Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. The Company’s long-lived assets by geographic areas representing more than 5% of the Company’s total long-lived assets is presented below:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Domestic	$5,763,235	$5,741,882
Brazil	1,839,629	1,681,925
Guatemala	577,880	50,686
Other international	1,420,187	1,307,026
Total	$9,600,931	$8,781,519

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and six months ended June 30, 2025 and 2024:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Numerator:
Net income attributable to SBA
Communications Corporation	$225,794	$162,830	$446,525	$317,372
Denominator:
Basic weighted-average shares outstanding	107,531	107,462	107,637	107,782
Dilutive impact of stock options, RSUs, and PSUs	266	217	331	366
Diluted weighted-average shares outstanding	107,797	107,679	107,968	108,148
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.10	$1.52	$4.15	$2.94
Diluted	$2.09	$1.51	$4.14	$2.93

For the three and six months ended June 30, 2025 and 2024, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s stock options, RSUs, and PSUs because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$54,132	$35,047
Net loss attributable to noncontrolling interests	(2,927)	(859)
Foreign currency translation adjustments	(1,018)	618
Purchase of noncontrolling interests	—	1,865
Contribution from joint venture partner	—	5,730
Adjustment to redemption amount	14,970	11,731
Ending balance	$65,157	$54,132

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of June 30, 2025, the Company has interest rate swap agreements on its 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

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

As of June 30, 2025, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2025	2024

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$10,333	$50,589
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$12,140	$—

Accumulated other comprehensive loss, net includes an aggregate $4.4 million gain and a $50.9 million gain as of June 30, 2025 and December 31, 2024, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six months ended June 30, 2025 and 2024.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(11,641)	$(14,816)	$(52,396)	$(10,528)
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(684)	$—	$(1,368)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$731	$6,579	$7,310	$13,158

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, Canada, and Africa. Our primary business line is our site leasing business, which contributed 97.7% of our total segment operating profit for the six months ended June 30, 2025. During the first quarter of 2025, we sold all of our towers and ended our operations in both the Philippines and Colombia. On July 21, 2025, we entered into an agreement to sell all of our 369 towers held in Canada which we expect to close during the fourth quarter of 2025. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2025, we owned 44,065 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, Canada, and Africa. As of June 30, 2025, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2025. In addition, as of June 30, 2025, approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively. No other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of June 30, 2025, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
Segment operating profit as a percentage of	June 30,		June 30,

total operating profit	2025	2024	2025	2024

Domestic site leasing	76.0%	76.6%	76.4%	76.3%
International site leasing	21.4%	22.1%	21.3%	22.4%
Total site leasing	97.4%	98.7%	97.7%	98.7%

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

During the remainder of 2025, we expect core site leasing revenue in both our domestic and international segments to increase over 2024 levels, on a currency neutral basis, due in part to wireless carriers deploying unused spectrum, the full year impact of towers acquired and built during 2024, and the revenues from towers expected to be acquired and built during 2025. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$469,807	$463,204	$—	$6,603	1.4%
International site leasing	161,981	163,253	(7,823)	6,551	4.0%
Site development	67,193	34,020	—	33,173	97.5%
Total	$698,981	$660,477	$(7,823)	$46,327	7.0%
Cost of Revenues
Domestic site leasing	$69,421	$65,489	$—	$3,932	6.0%
International site leasing	49,150	48,642	(2,260)	2,768	5.7%
Site development	53,525	27,137	—	26,388	97.2%
Total	$172,096	$141,268	$(2,260)	$33,088	23.4%
Operating Profit
Domestic site leasing	$400,386	$397,715	$—	$2,671	0.7%
International site leasing	112,831	114,611	(5,563)	3,783	3.3%
Site development	13,668	6,883	—	6,785	98.6%

Revenues

Domestic site leasing revenues increased $6.6 million for the three months ended June 30, 2025, as compared to the prior year, primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 56 towers acquired and 34 towers built since April 1, 2024, partially offset by Sprint and other lease non-renewals and a decrease in non-cash straight line revenue.

International site leasing revenues decreased $1.3 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $6.6 million. This change was primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators, (2) revenues from 4,792 towers acquired (including 4,644 towers under the deal with Millicom) and 533 towers built since April 1, 2024, and (3) an increase in reimbursable pass-through expenses, partially offset by lease non-renewals, tower divestitures, and a decrease in non-cash straight line revenue. Site leasing revenue in Brazil represented 13.5% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $33.2 million for the three months ended June 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased $2.7 million for the three months ended June 30, 2025, as compared to the prior year, primarily due to higher domestic site leasing revenue as noted above and the positive impact of our ground lease purchase program, partially offset by incremental costs associated with towers acquired and built since April 1, 2024.

International site leasing segment operating profit decreased $1.8 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $3.8 million. This change was primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since April 1, 2024.

Site development segment operating profit increased $6.8 million for the three months ended June 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$31,515	$33,608	$—	$(2,093)	(6.2%)
International site leasing	20,803	15,775	(542)	5,570	35.3%
Total site leasing	$52,318	$49,383	$(542)	$3,477	7.0%
Site development	3,065	2,944	—	121	4.1%
Other	15,639	10,049	—	5,590	55.6%
Total	$71,022	$62,376	$(542)	$9,188	14.7%

Selling, general, and administrative expenses increased $8.6 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $9.2 million. These changes were driven primarily by increases in non-cash compensation expense and personnel and other support related costs and a $4.9 million bad debt reserve recorded in the second quarter of 2025.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$19,977	$13,825	$—	$6,152	44.5%
International site leasing	25,088	17,362	(466)	8,192	47.2%
Total site leasing	$45,065	$31,187	$(466)	$14,344	46.0%
Other	166	423	—	(257)	(60.8%)
Total	$45,231	$31,610	$(466)	$14,087	44.6%

Asset impairment and decommission costs increased $13.6 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $14.1 million. This change was primarily as a result of increased impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$36,840	$33,870	$—	$2,970	8.8%
International site leasing	30,249	27,457	(1,491)	4,283	15.6%
Total site leasing	$67,089	$61,327	$(1,491)	$7,253	11.8%
Site development	864	1,038	—	(174)	(16.8%)
Other	2,011	1,814	—	197	10.9%
Total	$69,964	$64,179	$(1,491)	$7,276	11.3%

Depreciation, accretion, and amortization expense increased $5.8 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $7.3 million. These changes were primarily due to an increase in the number of towers we acquired and built since April 1, 2024, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$307,387	$313,323	$—	$(5,936)	(1.9%)
International site leasing	35,471	50,532	(3,033)	(12,028)	(23.8%)
Total site leasing	$342,858	$363,855	$(3,033)	$(17,964)	(4.9%)
Site development	9,739	2,901	—	6,838	235.7%
Other	(17,816)	(12,286)	—	(5,530)	45.0%
Total	$334,781	$354,470	$(3,033)	$(16,656)	(4.7%)

Domestic site leasing operating income decreased $5.9 million for the three months ended June 30, 2025, as compared to the prior year, primarily due to increases in asset impairment and decommission costs and depreciation, accretion, and amortization expense, partially offset by higher segment operating profit and a decrease in selling, general, and administrative expenses.

International site leasing operating income decreased $15.1 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased $12.0 million. These changes were primarily due to increases in asset impairment and decommission cost, selling, general, and administrative expenses, depreciation, accretion, and amortization expense, partially offset by higher segment operating profit.

Site development operating income increased $6.8 million for the three months ended June 30, 2025, as compared to the prior year, primarily due to higher segment operating profit driven by increased carrier activity.

Other operating expense increased $5.5 million for the three months ended June 30, 2025, as compared to the prior year, primarily due to increases in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$8,155	$7,046	$(236)	$1,345	19.1%
Interest expense	(119,658)	(97,530)	26	(22,154)	22.7%
Non-cash interest expense	(1,233)	(7,080)	—	5,847	(82.6%)
Amortization of deferred financing fees	(5,415)	(4,932)	—	(483)	9.8%
Other income (expense), net	44,123	(104,859)	147,653	1,329	(96.4%)
Total	$(74,028)	$(207,355)	$147,443	$(14,116)	13.6%

Interest expense increased $22.1 million for the three months ended June 30, 2025, as compared to the prior year. This change was primarily due to a higher average principal amount of cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025.

Non-cash interest expense decreased $5.8 million for the three months ended June 30, 2025, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Other income (expense), net includes a $45.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2025. The prior year period included a $100.9 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

(Provision) Benefit for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
(Provision) benefit for income taxes	$(35,059)	$12,337	$(50,423)	$3,027	(13.1%)

Provision for income taxes increased $47.4 million for the three months ended June 30, 2025, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $3.0 million primarily due to a decrease in foreign current and deferred taxes.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$225,694	$159,452	$93,987	$(27,745)	(12.2%)

Net income increased $66.2 million for the three months ended June 30, 2025, as compared to the prior year. This change was primarily due to increases in other income, net and site development operating income and a decrease in non-cash interest expense, partially offset by increases in provision for income taxes, interest expense, and other operating expense and decreases in site leasing operating income and the impact of foreign currency exchange rates on those items.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$930,800	$924,703	$—	$6,097	0.7%
International site leasing	317,197	330,030	(23,880)	11,047	3.3%
Site development	115,232	63,606	—	51,626	81.2%
Total	$1,363,229	$1,318,339	$(23,880)	$68,770	5.2%
Cost of Revenues
Domestic site leasing	$137,693	$131,459	$—	$6,234	4.7%
International site leasing	96,356	97,485	(6,794)	5,665	5.8%
Site development	91,714	50,315	—	41,399	82.3%
Total	$325,763	$279,259	$(6,794)	$53,298	19.1%
Operating Profit
Domestic site leasing	$793,107	$793,244	$—	$(137)	(0.0%)
International site leasing	220,841	232,545	(17,086)	5,382	2.3%
Site development	23,518	13,291	—	10,227	76.9%

Revenues

Domestic site leasing revenues increased $6.1 million for the six months ended June 30, 2025, as compared to the prior year, primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 60 towers acquired and 40 towers built since January 1, 2024, partially offset by Sprint and other lease non-renewals and a decrease in non-cash straight line revenue.

International site leasing revenues decreased $12.8 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $11.0 million. This change was primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators, (2) revenues from 4,799 towers acquired (including 4,644 towers under the deal with Millicom) and 603 towers built since January 1, 2024, and (3) an increase in reimbursable pass-through expenses, partially offset by lease non-renewals, tower divestitures, and a decrease in non-cash straight line revenue. Site leasing revenue in Brazil represented 13.6% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $51.6 million for the six months ended June 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $0.1 million for the six months ended June 30, 2025, as compared to the prior year. This change was primarily due to higher domestic site leasing revenues as noted above offset by the incremental costs associated with towers acquired and built since January 1, 2024.

International site leasing segment operating profit decreased $11.7 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $5.4 million. This change was primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2024.

Site development segment operating profit increased $10.2 million for the six months ended June 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$62,522	$67,956	$—	$(5,434)	(8.0%)
International site leasing	38,227	31,483	(1,907)	8,651	27.5%
Total site leasing	$100,749	$99,439	$(1,907)	$3,217	3.2%
Site development	6,280	7,370	—	(1,090)	(14.8%)
Other	30,212	24,265	—	5,947	24.5%
Total	$137,241	$131,074	$(1,907)	$8,074	6.2%

Selling, general, and administrative expenses increased $6.2 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $8.1 million. These changes were driven primarily by an increase in personnel and other support related costs and a $4.9 million bad debt reserve recorded in the second quarter of 2025, partially offset by a decrease in non-cash compensation expense.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$35,141	$43,738	$—	$(8,597)	(19.7%)
International site leasing	46,406	31,097	(2,405)	17,714	57.0%
Total site leasing	$81,547	$74,835	$(2,405)	$9,117	12.2%
Other	710	423	—	287	67.8%
Total	$82,257	$75,258	$(2,405)	$9,404	12.5%

Domestic asset impairment and decommission costs decreased $8.6 million for the six months ended June 30, 2025, as compared to the prior year. This change was primarily as a result of a decrease in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $15.3 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $17.7 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$73,584	$74,215	$—	$(631)	(0.9%)
International site leasing	55,772	61,286	(4,385)	(1,129)	(1.8%)
Total site leasing	$129,356	$135,501	$(4,385)	$(1,760)	(1.3%)
Site development	1,721	1,872	—	(151)	(8.1%)
Other	3,935	3,556	—	379	10.7%
Total	$135,012	$140,929	$(4,385)	$(1,532)	(1.1%)

Depreciation, accretion, and amortization expense decreased $5.9 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense decreased $1.5 million. These changes were primarily due to the impact of assets that became fully depreciated since the prior year period, partially offset by an increase in the number of towers we acquired and built since January 1, 2024.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$611,332	$598,948	$—	$12,384	2.1%
International site leasing	77,698	103,075	(8,275)	(17,102)	(16.6%)
Total site leasing	$689,030	$702,023	$(8,275)	$(4,718)	(0.7%)
Site development	15,517	4,049	—	11,468	283.2%
Other	(34,857)	(28,244)	—	(6,613)	23.4%
Total	$669,690	$677,828	$(8,275)	$137	0.0%

Domestic site leasing operating income increased $12.4 million for the six months ended June 30, 2025, as compared to the prior year, primarily due to decreases in asset impairment and decommission costs and selling, general, and administrative expenses.

International site leasing operating income decreased $25.4 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased $17.1 million. These changes were primarily due to increases in asset impairment and decommission costs and selling, general, and administrative expenses, partially offset by higher segment operating profit.

Site development operating income increased $11.5 million for the six months ended June 30, 2025, as compared to the prior year, primarily due to higher segment operating profit driven by increased carrier activity.

Other operating expense, net increased $6.6 million for the six months ended June 30, 2025, as compared to the prior year, primarily due to an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$18,935	$14,360	$(481)	$5,056	35.2%
Interest expense	(223,805)	(193,921)	45	(29,929)	15.4%
Non-cash interest expense	(9,581)	(15,523)	1	5,941	(38.3%)
Amortization of deferred financing fees	(10,849)	(10,221)	—	(628)	6.1%
Loss from extinguishment of debt, net	—	(4,428)	—	4,428	(100.0%)
Other income (expense), net	76,286	(149,511)	247,159	(21,362)	918.0%
Total	$(149,014)	$(359,244)	$246,724	$(36,494)	17.2%

Interest income increased $4.6 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, interest income increased $5.1 million. These changes were primarily due to a higher balance of interest-bearing deposits held and a higher effective interest rate on those deposits as compared to the prior year, partially offset by a decrease in interest received on a loan to an unconsolidated joint venture.

Interest expense increased $29.9 million for the six months ended June 30, 2025, as compared to the prior year. This change was primarily due to a higher average principal amount of cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025.

Non-cash interest expense decreased $5.9 million for the six months ended June 30, 2025, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Loss from extinguishment of debt, net was $4.4 million for the six months ended June 30, 2024 which primarily represents the write-off of $3.3 million of unamortized financing fees and $1.2 million of the original issuance discount associated with the repayment of the 2018 Term Loan in January 2024.

Other income (expense), net includes a $99.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $18.3 million loss on sale of assets for the six months ended June 30, 2025 (which is inclusive of a $29.1 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations). The prior year period included a $143.3 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(77,078)	$(4,590)	$(82,728)	$10,240	(18.9%)

Provision for income taxes increased $72.5 million for the six months ended June 30, 2025, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $10.2 million. This change was primarily due to a decrease in foreign deferred taxes, partially offset by an increase in domestic deferred taxes.

Net Income:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$443,598	$313,994	$155,721	$(26,117)	(6.3%)

Net income increased $129.6 million for the six months ended June 30, 2025, as compared to the prior year. This change (which is inclusive of a non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations) was primarily due to increases in other income, net, domestic site leasing operating income, site development operating income, and interest income and decreases in non-cash interest expense and loss from extinguishment of debt, partially offset by increases in provision for income taxes, interest expense, and other operating expense and the impact of foreign currency exchange rates on those items.

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

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$225,694	$159,452	$93,987	$(27,745)	(12.2%)
Non-cash straight-line leasing revenue	(647)	(5,466)	(236)	5,055	(92.5%)
Non-cash straight-line ground lease expense	(1,418)	(2,988)	(6)	1,576	(52.7%)
Non-cash compensation	21,516	18,598	(33)	2,951	15.9%
Other (income) expense, net	(44,123)	104,859	(147,653)	(1,329)	(96.4%)
Acquisition and new business initiatives
related adjustments and expenses	5,887	6,574	(31)	(656)	(10.0%)
Asset impairment and decommission costs	45,231	31,610	(466)	14,087	44.6%
Interest income	(8,155)	(7,046)	236	(1,345)	19.1%
Interest expense (1)	126,306	109,542	(26)	16,790	15.3%
Depreciation, accretion, and amortization	69,964	64,179	(1,491)	7,276	11.3%
Provision (benefit) for income taxes (2)	35,229	(12,250)	50,422	(2,943)	(12.7%)
Adjusted EBITDA	$475,484	$467,064	$(5,297)	$13,717	2.9%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$443,598	$313,994	$155,721	$(26,117)	(6.3%)
Non-cash straight-line leasing revenue	(1,928)	(9,558)	(299)	7,929	(83.0%)
Non-cash straight-line ground lease expense	(3,086)	(6,371)	(27)	3,312	(52.0%)
Non-cash compensation	37,229	40,067	(193)	(2,645)	(6.6%)
Loss from extinguishment of debt, net	—	4,428	—	(4,428)	(100.0%)
Other (income) expense, net	(76,286)	149,511	(247,159)	21,362	(918.0%)
Acquisition and new business initiatives
related adjustments and expenses	13,266	13,991	(114)	(611)	(4.4%)
Asset impairment and decommission costs	82,257	75,258	(2,405)	9,404	12.5%
Interest income	(18,935)	(14,360)	481	(5,056)	35.2%
Interest expense (1)	244,235	219,665	(46)	24,616	11.2%
Depreciation, accretion, and amortization	135,012	140,929	(4,385)	(1,532)	(1.1%)
Provision for income taxes (2)	77,412	4,921	82,724	(10,233)	(18.8%)
Adjusted EBITDA	$932,774	$932,475	$(15,702)	$16,001	1.7%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $8.4 million for the three months ended June 30, 2025, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $13.7 million. These changes were primarily due to increases in site leasing segment and site development segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $0.3 million for the six months ended June 30, 2025, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $16.0 million. These changes were primarily due to increases in site leasing segment and site development segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the six months ended June 30,
	2025	2024

	(in thousands)
Cash provided by operating activities	$669,273	$720,046
Cash used in investing activities	(342,696)	(206,518)
Cash used in financing activities	(1,440,413)	(467,935)
Change in cash, cash equivalents, and restricted cash	(1,113,836)	45,593
Effect of exchange rate changes on cash, cash equiv., and restricted cash	13,702	(13,395)
Cash, cash equivalents, and restricted cash, beginning of period	1,400,657	250,946
Cash, cash equivalents, and restricted cash, end of period	$300,523	$283,144

Operating Activities

Cash provided by operating activities was $669.3 million for the six months ended June 30, 2025 as compared to $720.0 million for the six months ended June 30, 2024. The decrease was primarily due to (1) increases in cash outflows associated with working capital changes related to the timing of customer payments, as well as increases in interest expense and cash selling, general, and administrative expenses and (2) a decrease in cash international site leasing segment operating profit. The decrease was partially offset by (1) increases in site development segment operating profit and interest income and (2) a decrease in tower and equipment decommission costs.

Investing Activities

A detail of our investing activities is as follows:

	For the six months ended June 30,
	2025	2024

	(in thousands)
Acquisitions of towers and related assets	$(634,097)	$(38,194)
Land buyouts and other assets (1)	(18,513)	(22,828)
Construction and related costs	(47,151)	(57,884)
Augmentation and tower upgrades	(26,808)	(26,841)
Tower maintenance	(25,218)	(20,800)
General corporate	(2,861)	(2,319)
Purchase of investments	(434,307)	(681,208)
Proceeds from sale of investments	685,840	651,650
Repayment (funding) of loan to unconsolidated joint venture	115,000	(5,500)
Proceeds from sale of assets	40,469	—
Other investing activities	4,950	(2,594)
Net cash used in investing activities	$(342,696)	$(206,518)

(1)Excludes $7.8 million and $9.3 million spent to extend ground lease terms for the six months ended June 30, 2025 and 2024, respectively. We recorded these amounts in prepaid expenses and other current assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

As of the date of this filing, approximately 2,500 sites related to the previously announced transaction with Millicom International Cellular S.A. (“Millicom”) remain under contract for approximately $391.0 million in cash. The remaining sites under contract have an estimated closing date of September 1, 2025; however, the ultimate closing is dependent upon regulatory approvals and other requirements and may differ from this date. In addition to the Millicom sites, we are under contract to purchase 13 communication sites for an aggregate consideration of $5.5 million in cash. We anticipate that these acquisitions will be closed by the end of the fourth quarter of 2025.

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

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended June 30,
	2025	2024

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$80,000	$(60,000)
Proceeds from issuance of Term Loans, net of fees (1)	—	2,274,815
Repayment of Term Loans (1)	(5,750)	(2,273,750)
Repayment of Tower Securities (1)	(1,165,000)	—
Repurchase and retirement of common stock (2)	(130,696)	(200,019)
Payment of dividends on common stock	(241,640)	(213,464)
Proceeds from employee stock purchase/stock option plans	48,884	21,302
Payments related to taxes on stock options and restricted stock units	(24,695)	(18,061)
Other financing activities	(1,516)	1,242
Net cash used in financing activities	$(1,440,413)	$(467,935)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)Subsequent to June 30, 2025, we purchased 182 thousand shares of our Class A common stock for $41.4 million at an average price per share of $227.92. For additional information regarding our share repurchase activity, refer to Part II Item 2 under “Issuer Purchases of Equity Securities” below.

Dividends

For the six months ended June 30, 2025, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025
April 27, 2025	May 22, 2025	$1.11	$119.4 million	June 17, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 were ordinary taxable dividends.

Subsequent to June 30, 2025, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 3, 2025	August 21, 2025	$1.11	September 18, 2025

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2025, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2025, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the six months ended June 30, 2025, we did not issue any securities under our automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

As of June 30, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	June 30, 2025 (1)	June 30, 2025 (2)

Revolving Credit Facility	5.405%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes our Revolving Credit Facility activity during the three and six months ended June 30, 2025 and 2024:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning outstanding balance	$—	$195,000	$—	$180,000
Borrowings	80,000	70,000	80,000	195,000
Repayments	—	(145,000)	—	(255,000)
Ending outstanding balance	$80,000	$120,000	$80,000	$120,000

Subsequent to June 30, 2025, we borrowed $25.0 million and repaid $70.0 million under the Revolving Credit Facility, and as of the date of this filing, $35.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the six months ended June 30, 2025, we repaid an aggregate of $5.75 million of principal on the 2024 Term Loan. As of June 30, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of June 30, 2025, we, through the Trust, had issued and outstanding an aggregate of $7.2 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,510 tower sites owned by the Borrowers as of June 30, 2025. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of June 30, 2025:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of June 30, 2025:

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

Debt Covenants

As of June 30, 2025, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of June 30, 2025:

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

Debt Service

As of June 30, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended June 30, 2026 based on the amounts outstanding as of June 30, 2025 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$7,012
2024 Term Loan (2)	148,542
2020-1C Tower Securities	757,700
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$1,247,951

(1)As of June 30, 2025, $80.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2025, we borrowed $25.0 million and repaid $70.0 million under the Revolving Credit Facility, and as of the date of this filing, $35.0 million was outstanding.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$80,000	$—	$80,000	$80,000
2024 Term Loan	17,250	23,000	23,000	23,000	23,000	2,167,750	2,277,000	2,288,385
2020-1C Tower Securities (1)	—	750,000	—	—	—	—	750,000	724,995
2020-2C Tower Securities (1)	—	—	—	600,000	—	—	600,000	515,604
2021-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,006,886
2021-2C Tower Securities (1)	—	—	895,000	—	—	—	895,000	762,665
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	678,168
2022-1C Tower Securities (1)	—	—	—	850,000	—	—	850,000	870,077
2024-1C Tower Securities (1)	—	—	—	—	1,450,000	—	1,450,000	1,451,204
2024-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	623,243
2020 Senior Notes	—	—	1,500,000	—	—	—	1,500,000	1,478,670
2021 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,417,500
Total debt obligation	$17,250	$1,938,000	$3,038,000	$1,473,000	$3,053,000	$3,062,750	$12,582,000	$11,897,397

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of June 30, 2025. As of June 30, 2025, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.4% for the six months ended June 30, 2025.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Chile, Peru, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Canada, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the six months ended June 30, 2025, approximately 20.0% of our revenues and approximately 29.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2025. As of June 30, 2025, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.6%, respectively, for the six months ended June 30, 2025.

As of June 30, 2025, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2025 would have resulted in approximately $104.0 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the six months ended June 30, 2025.

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

•the timing for closing, and anticipated benefits of, the disposition of our Canadian assets;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2025. Based on such evaluation, such officers have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the second quarter of 2025:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

4/1/2025 - 4/30/2025	582,746	$210.87	582,746	$81,843,794
5/1/2025 - 5/31/2025	—	$—	—	$1,500,000,000
6/1/2025 - 6/30/2025	34,775	$224.32	34,775	$1,492,199,197
Total	617,521	$211.63	617,521	$1,492,199,197

(1)On April 27, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.5 billion of our outstanding Class A common stock (the “Repurchase Plan”). As of the date of this filing, we had $1.45 billion of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

August 7, 2025	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

August 7, 2025	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s