Form 10-Q
period 2025-09-30
SBA COMMUNICATIONS CORP
filed 2025-11-06
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 106,546,867 shares of Class A common stock as of October 29, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$430,306	$189,841
Restricted cash	30,467	1,206,653
Accounts receivable, net	158,126	145,695
Costs and estimated earnings in excess of billings on uncompleted contracts	49,564	19,198
Prepaid expenses and other current assets	144,061	417,333
Total current assets	812,524	1,978,720
Property and equipment, net	3,295,621	2,792,084
Intangible assets, net	2,725,045	2,388,707
Operating lease right-of-use assets, net	2,435,273	2,292,459
Acquired and other right-of-use assets, net	1,349,714	1,308,269
Other assets	642,062	657,097
Total assets	$11,260,239	$11,417,336
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$219,725	$59,549
Accrued expenses	97,536	81,977
Current maturities of long-term debt	772,562	1,187,913
Deferred revenue	132,336	127,308
Accrued interest	37,845	62,239
Current lease liabilities	291,537	261,017
Other current liabilities	59,427	17,933
Total current liabilities	1,610,968	1,797,936
Long-term liabilities:
Long-term debt, net	11,932,919	12,403,825
Long-term lease liabilities	2,019,508	1,903,439
Other long-term liabilities	554,222	367,942
Total long-term liabilities	14,506,649	14,675,206
Redeemable noncontrolling interests	76,605	54,132
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 106,773 shares and
107,561 shares issued and outstanding at September 30, 2025 and December 31, 2024,
respectively	1,068	1,076
Additional paid-in capital	3,038,027	2,975,455
Accumulated deficit	(7,284,980)	(7,326,189)
Accumulated other comprehensive loss, net	(688,098)	(760,280)
Total shareholders' deficit	(4,933,983)	(5,109,938)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$11,260,239	$11,417,336

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

Revenues:
Site leasing	$656,427	$625,697	$1,904,424	$1,880,430
Site development	75,900	41,898	191,132	105,504
Total revenues	732,327	667,595	2,095,556	1,985,934
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	127,281	117,948	361,330	346,893
Cost of site development	62,508	32,391	154,222	82,705
Selling, general, and administrative expenses (1)	66,008	60,087	203,249	191,161
Acquisition and new business initiatives related
adjustments and expenses	5,156	5,388	18,422	19,379
Asset impairment and decommission costs	20,322	12,670	102,578	87,928
Depreciation, accretion, and amortization	76,883	63,515	211,894	204,444
Total operating expenses	358,158	291,999	1,051,695	932,510
Operating income	374,169	375,596	1,043,861	1,053,424
Other income (expense):
Interest income	5,517	6,999	24,452	21,359
Interest expense	(120,154)	(95,711)	(343,959)	(289,632)
Non-cash interest expense	(567)	(7,192)	(10,148)	(22,715)
Amortization of deferred financing fees	(5,477)	(5,185)	(16,326)	(15,405)
Loss from extinguishment of debt, net	—	—	—	(4,428)
Other income (expense), net	35,595	23,700	111,881	(125,811)
Total other expense, net	(85,086)	(77,389)	(234,100)	(436,632)
Income before income taxes	289,083	298,207	809,761	616,792
Provision for income taxes	(48,652)	(42,316)	(125,730)	(46,906)
Net income	240,431	255,891	684,031	569,886
Net (income) loss attributable to noncontrolling interests	(3,615)	2,643	(689)	6,020
Net income attributable to SBA Communications
Corporation	$236,816	$258,534	$683,342	$575,906
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.21	$2.41	$6.36	$5.35
Diluted	$2.20	$2.40	$6.34	$5.33
Weighted-average number of common shares
Basic	107,257	107,486	107,509	107,683
Diluted	107,559	107,922	107,831	108,072

(1)Includes non-cash compensation of $18,655 and $15,732 for the three months ended September 30, 2025 and 2024, respectively, and $54,569 and $54,376 for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2025	2024	2025	2024

Net income	$240,431	$255,891	$684,031	$569,886
Adjustments related to interest rate swaps	(2,893)	(45,034)	(49,347)	(42,404)
Foreign currency translation adjustments	27,314	22,827	121,481	(66,708)
Comprehensive income	264,852	233,684	756,165	460,774
Comprehensive (income) loss attributable to noncontrolling interests	(4,586)	2,980	(641)	6,682
Comprehensive income attributable to SBA
Communications Corporation	$260,266	$236,664	$755,524	$467,456

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, June 30, 2025	107,487	$1,075	$3,022,684	$(7,251,106)	$(711,548)	$(4,938,895)
Net income attributable to SBA
Communications Corporation	—	—	—	236,816	—	236,816
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	17	—	2,427	—	—	2,427
Non-cash stock compensation	—	—	19,632	—	—	19,632
Adjustments related to interest rate swaps	—	—	—	—	(2,893)	(2,893)
Repurchase and retirement of common stock	(731)	(7)	—	(150,828)	—	(150,835)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	26,343	26,343
Dividends and dividend equivalents
on common stock	—	—	—	(119,862)	—	(119,862)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(6,716)	—	—	(6,716)
BALANCE, September 30, 2025	106,773	$1,068	$3,038,027	$(7,284,980)	$(688,098)	$(4,933,983)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2024	107,561	1,076	2,975,455	(7,326,189)	(760,280)	(5,109,938)
Net income attributable to SBA
Communications Corporation	—	—	—	683,342	—	683,342
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	560	5	26,611	—	—	26,616
Non-cash stock compensation	—	—	57,647	—	—	57,647
Adjustments related to interest rate swaps	—	—	—	—	(49,347)	(49,347)
Repurchase and retirement of common stock	(1,348)	(13)	—	(281,518)	—	(281,531)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	121,529	121,529
Dividends and dividend equivalents
on common stock	—	—	—	(360,615)	—	(360,615)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(21,686)	—	—	(21,686)
BALANCE, September 30, 2025	106,773	$1,068	$3,038,027	$(7,284,980)	$(688,098)	$(4,933,983)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$684,031	$569,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	211,894	204,444
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(137,753)	119,526
Non-cash compensation expense	56,552	56,439
Non-cash asset impairment and decommission costs	96,094	73,959
Loss from extinguishment of debt, net	—	4,428
Deferred and non-cash income tax provision	94,643	17,053
Loss on sale of assets	18,265	803
Other non-cash items reflected in the Statements of Operations	50,586	48,072
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(37,243)	53,280
Prepaid expenses and other assets	(14,533)	(16,998)
Operating lease right-of-use assets, net	97,110	101,070
Accounts payable and accrued expenses	8,219	(6,576)
Accrued interest	(24,497)	(24,838)
Long-term lease liabilities	(97,323)	(109,074)
Other liabilities	(18,742)	(66,777)
Net cash provided by operating activities	987,303	1,024,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(664,415)	(268,409)
Capital expenditures	(162,091)	(172,600)
Purchase of investments	(658,004)	(1,204,628)
Proceeds from sale of investments	909,937	1,179,250
Repayment (funding) of loan to unconsolidated joint venture	115,000	(11,100)
Proceeds from sale of assets	40,564	—
Other investing activities	(1,999)	(2,933)
Net cash used in investing activities	(421,008)	(480,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	375,000	370,000
Repayments under Revolving Credit Facility	(95,000)	(390,000)
Proceeds from issuance of Term Loans, net of fees	—	2,274,815
Repayment of Term Loans	(17,250)	(2,279,500)
Repayment of Tower Securities	(1,165,000)	—
Repurchase and retirement of common stock	(281,531)	(200,019)
Payment of dividends on common stock	(360,780)	(318,808)
Proceeds from employee stock purchase/stock option plans	51,491	27,144
Payments related to taxes on stock options and restricted stock units	(24,875)	(18,187)
Other financing activities	(2,270)	707
Net cash used in financing activities	(1,520,215)	(533,848)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18,657	(9,883)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(935,263)	546
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	1,400,657	250,946
End of period	$465,394	$251,492

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$370,132	$314,700
Income taxes	$33,021	$25,978

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$97,843	$44,256
Operating lease modifications and reassessments	$120,853	$214,108
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,589	$154

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s construction contracts, stock-based compensation assumptions, valuation allowance related to deferred tax assets, fair value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, incremental borrowing rate for lease accounting, fair value of investments, asset retirement obligations, and accounting for acquisitions of assets. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the information available. These estimates ultimately may differ from actual results and such differences could be material.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $25.5 million gain and a $16.2 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2025 and 2024, respectively, and a $91.8 million gain and a $78.5 million loss, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company repaid $125.0 million under its intercompany loan agreements. As of September 30, 2025 and December 31, 2024, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $1.0 billion and $1.1 billion, respectively.

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

Items Measured at Fair Value on a Nonrecurring Basis — The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.4% - 8.0%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

	(in thousands)
Asset impairment (1)	$20,013	$8,920	$91,054	$61,964
Write-off of carrying value of decommissioned towers	186	698	6,105	12,242
Other (including tower and equipment decommission costs)	123	3,052	5,419	13,722
Total asset impairment and decommission costs	$20,322	$12,670	$102,578	$87,928

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $13.5 million and $20.8 million as of September 30, 2025 and December 31, 2024, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. The estimation of the fair value of the investment involves the use of Level 3 inputs. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three or nine months ended September 30, 2025 and 2024.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of September 30, 2025 and December 31, 2024, the Company had $0.8 million and $254.5 million of short-term investments, respectively. For the nine months ended September 30, 2025, the Company purchased $656.2 million and sold $909.9 million of short-term investments. For the nine months ended September 30, 2024, the Company purchased $1,193.8 million and sold $1,178.6 million of short-term investments.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2025	December 31, 2024	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$430,306	$189,841	Cash and cash equivalents
Securitization escrow accounts	20,509	1,200,025	Restricted cash - current asset
Payment, performance bonds, and other	9,958	6,628	Restricted cash - current asset
Surety bonds and workers compensation	4,621	4,163	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$465,394	$1,400,657

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $7.6 million and $6.4 million held in escrow as of September 30, 2025 and December 31, 2024, respectively, related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2025 and December 31, 2024, the Company had $42.4 million and $42.5 million, respectively, in surety and payment and performance bonds for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2025 and December 31, 2024, the Company had pledged $2.9 million and $2.5 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Costs incurred on uncompleted contracts	$139,461	$74,474
Estimated earnings	51,207	31,514
Billings to date	(146,192)	(92,082)
	$44,476	$13,906

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$49,564	$19,198
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,088)	(5,292)
	$44,476	$13,906

At September 30, 2025 and December 31, 2024, the two largest customers comprised 97.1% and 89.0%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Short-term investments	$761	$254,534
Assets held for sale (1)	95,783	—
Short-term loans receivable (2)	7,072	115,281
Prepaid real estate taxes	5,259	3,564
Interest receivable	4,139	4,359
Prepaid insurance	3,179	1,704
Prepaid taxes	7,065	11,496
Prepaid ground rent	3,142	3,638
Other current assets	17,661	22,757
Total prepaid expenses and other current assets	$144,061	$417,333

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Straight-line rent receivable	$422,309	$417,572
Interest rate swap asset (3)	8,289	50,589
Loans receivable	55,311	59,326
Deferred lease costs, net	9,652	8,836
Deferred tax asset - long term	42,711	53,974
Long-term investments	13,536	20,779
Other	90,254	46,021
Total other assets	$642,062	$657,097

(1)Refer to Note 6 for more information on the Company’s assets held for sale.

(2)Short-term loans receivable for the period ended December 31, 2024 include a $115.0 million loan to one of the Company’s unconsolidated joint ventures. The total outstanding principal balance of the loan was repaid on March 21, 2025. The funding of the loan and the receipt of funds were recorded in Repayment (funding) of loan to unconsolidated joint venture on the Consolidated Statements of Cash Flows.

(3)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS AND DISPOSALS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

			(in thousands)
Acquisitions of towers and related assets (1)	$654	$196,659	$634,751	$234,853
Land buyouts and other assets (2)	11,151	10,728	29,664	33,556
Total cash acquisition capital expenditures	$11,805	$207,387	$664,415	$268,409

(1)The three and nine months ended September 30, 2025 exclude a $139.6 million acquisition completed during the third quarter of 2025 which was not funded until the fourth quarter of 2025 and is recorded in Accounts payable on the Consolidated Balance Sheets as of September 30, 2025.

(2)Excludes $1.8 million and $7.7 million spent to extend ground lease terms for the three months ended September 30, 2025 and 2024, respectively, and excludes $9.7 million and $17.0 million spent to extend ground lease terms for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2025, the Company acquired 5,120 towers and related assets and liabilities, including 5,090 sites from the previously announced transaction with Millicom International Cellular S.A. (“Millicom”). During the nine months ended September 30, 2024, the Company acquired 179 towers and related assets and liabilities. The table below summarizes the Company’s acquisition of towers and related assets and liabilities, by asset class:

	For the nine months
	ended September 30,
	2025	2024

	(in thousands)
Property and equipment, net	$476,720	$27,906
Intangible assets, net	391,685	211,131
Operating lease right-of-use assets, net	82,910	25,251
Acquisition related holdbacks	(129)	(4,570)
Long-term lease liabilities	(57,623)	(18,106)
Other liabilities assumed, net	(258,812)	(6,759)
Total acquisitions of towers and related assets and liabilities	$634,751	$234,853

During the nine months ended September 30, 2025, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets. As of September 30, 2025, there were no acquisitions with purchase price allocations that were preliminary other than for the acquisitions from the Millicom transaction.

Subsequent to quarter end, the Company closed on the 2,020 sites related to the Millicom transaction that were remaining under contract for approximately $217.4 million in cash. As of the date of this filing, the Company is under contract to purchase 78 communication sites for an aggregate consideration of $66.9 million in cash. The Company anticipates that these acquisitions will be closed by the end of the first quarter of 2026.

The maximum potential obligation related to contingent consideration for closed acquisitions was $47.5 million and $12.1 million as of September 30, 2025 and December 31, 2024, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

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

On October 15, 2025, the Company sold its 365 towers held in Canada for CAD$446.0 million. Assets held for sale in the amount of $95.8 million were primarily comprised of $43.2 million of Property and equipment, net, $28.9 million of Operating lease right-of-use assets, net, and $21.5 million of Intangible assets, net and are recorded with Prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2025. Liabilities held for sale in the amount of $42.5 million were primarily comprised of $26.0 million of long-term lease liabilities, $12.1 million of Other long-term liabilities, and $3.1 million of Current lease liabilities and are recorded within Other current liabilities on the Consolidated Balance Sheets as of September 30, 2025. These amounts were all included as part of the International site leasing segment as of September 30, 2025.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Towers and related assets	$6,451,935	$5,902,092
Construction-in-process (1)	76,409	72,202
Furniture, equipment, and vehicles	95,048	84,629
Land, buildings, and improvements (2)	1,006,318	1,013,253
Total property and equipment	7,629,710	7,072,176
Less: accumulated depreciation	(4,334,089)	(4,280,092)
Property and equipment, net	$3,295,621	$2,792,084

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $35.7 million and $25.8 million for the three months ended September 30, 2025 and 2024, respectively, and $94.7 million and $89.4 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, unpaid capital expenditures that are included in accounts payable and accrued expenses were $11.3 million and $14.6 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2025			As of December 31, 2024
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,516,275	$(3,430,160)	$2,086,115	$5,164,263	$(3,338,705)	$1,825,558
Network location intangibles	2,000,979	(1,362,049)	638,930	1,896,754	(1,333,605)	563,149
Intangible assets, net	$7,517,254	$(4,792,209)	$2,725,045	$7,061,017	$(4,672,310)	$2,388,707

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $29.6 million and $26.4 million for the three months ended September 30, 2025 and 2024, respectively and $83.5 million and $79.8 million for the nine months ended September 30, 2025 and 2024, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Salaries and benefits	$27,576	$24,996
Real estate and property taxes	9,429	7,204
Unpaid capital expenditures	11,273	14,581
Acquisition related holdbacks	9,803	10,896
Other	39,455	24,300
Total accrued expenses	$97,536	$81,977

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		September 30, 2025			December 31, 2024
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
Revolving Credit Facility	Jan. 25, 2029	$280,000	$280,000	$280,000	$—	$—	$—
2024 Term Loan	Jan. 25, 2031	2,265,500	2,273,996	2,245,303	2,282,750	2,282,750	2,260,217
2019-1C Tower Securities (1)(2)	Jan. 12, 2025	—	—	—	1,165,000	1,128,803	1,164,913
2020-1C Tower Securities (1)	Jan. 9, 2026	750,000	722,858	749,562	750,000	726,038	748,425
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	514,080	597,928	600,000	516,342	597,273
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,003,915	1,162,248	1,165,000	1,008,331	1,160,436
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	852,488	892,228	895,000	763,757	890,896
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	676,164	888,946	895,000	679,144	888,260
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	867,510	844,847	850,000	878,475	843,321
2024-1C Tower Securities (1)	Oct. 9, 2029	1,450,000	1,446,926	1,439,433	1,450,000	1,453,292	1,437,978
2024-2C Tower Securities (1)	Oct. 8, 2027	620,000	624,340	616,197	620,000	618,698	615,017
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,477,635	1,495,427	1,500,000	1,440,270	1,493,039
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,410,000	1,493,362	1,500,000	1,353,750	1,491,963
Total debt		$12,770,500	$12,149,912	$12,705,481	$13,672,750	$12,849,650	$13,591,738
Less: current maturities of long-term debt				(772,562)			(1,187,913)
Total long-term debt, net of current maturities				$11,932,919			$12,403,825

(1)The maturity date represents the anticipated repayment date for each issuance.

(2)On January 15, 2025, the Company repaid the aggregate principal amount of the 2019-1C Tower Securities.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2025		2024		2025		2024
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash		Non-cash
	2025	Interest	Interest	Interest	Interest	Interest	Interest	Interest		Interest

		(in thousands)				(in thousands)
Revolving Credit Facility	5.235%	$1,480	$—	$1,982	$—	$3,107	$—	$7,611		$—
2018 Term Loan	—	—	—	—	—	—	—	3,253		1,867
2024 Term Loan (1)	5.253%	30,625	183	16,072	6,747	74,885	7,844	45,670		18,381
2014-2C Tower Securities	3.869%	—	—	6,046	—	—	—	18,138		—
2019-1C Tower Securities	2.836%	—	—	8,357	—	1,306	—	25,072		—
2020-1C Tower Securities	1.884%	3,598	—	3,598	—	10,793	—	10,793	95	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	10,619	—	10,619		—
2021-1C Tower Securities	1.631%	4,870	—	4,870	—	14,567	—	14,567		—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	12,587	—	12,587		—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	17,619	—	17,619		—
2022-1C Tower Securities	6.599%	14,094	—	14,094	—	42,281	—	42,281		—
2024-1C Tower Securities	4.831%	17,636	—	—	—	52,907	—	—		—
2024-2C Tower Securities (2)	4.654%	7,977	—	—	—	23,932	—	—		—
2020 Senior Notes	3.875%	14,531	100	14,531	92	43,594	296	43,594		274
2021 Senior Notes	3.125%	11,719	—	11,719	—	35,156	—	35,156		—
Other		15	284	833	353	606	2,008	2,672		2,193
Total		$120,154	$567	$95,711	$7,192	$343,959	$10,148	$289,632		$22,715

(1)The 2024 Term Loan has a blended rate of 5.253%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 5.920% as of September 30, 2025. Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement which settled upon issuance of the notes. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 17 for more information on the Company’s treasury lock agreement.

Senior Credit Agreement

As of September 30, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	September 30, 2025 (1)	September 30, 2025 (2)

Revolving Credit Facility	5.235%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and nine months ended September 30, 2025 and 2024:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning outstanding balance	$80,000	$120,000	$—	$180,000
Borrowings	295,000	175,000	375,000	370,000
Repayments	(95,000)	(135,000)	(95,000)	(390,000)
Ending outstanding balance	$280,000	$160,000	$280,000	$160,000

Subsequent to September 30, 2025, the Company borrowed $165.0 million and repaid $60.0 million under the Revolving Credit Facility, and as of the date of this filing, $385.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the three and nine months ended September 30, 2025, the Company repaid an aggregate of $11.5 million and $17.3 million of principal on the 2024 Term Loan, respectively. As of September 30, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

On January 15, 2025, the Company repaid the entire aggregate principal amount of the 2019-1C Tower Securities ($1,165.0 million) and the 2019-1R Tower Securities ($61.4 million).

As of September 30, 2025, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

On April 27, 2025, the Company’s Board of Directors authorized a new $1.5 billion share repurchase plan, replacing the prior plan authorized on October 28, 2021 which had a remaining authorization of $81.8 million. This new plan authorizes the Company to purchase, from time to time, up to $1.5 billion of its outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. Shares repurchased will be retired. The new plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. As of the date of this filing, the Company had $1.3 billion of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

Total number of shares purchased (in millions) (1)	0.7	—	1.4	0.9
Average price per share (1)	$206.13	$—	$208.61	$213.85
Total purchase price (in millions) (1)	$154.1	$—	$284.8	$200.0

Subsequent to September 30, 2025, the Company made the following share repurchases:

Total number of shares purchased (in millions) (1)	0.2
Average price per share (1)	$191.21
Total purchase price (in millions) (1)	$40.2

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the nine months ended September 30, 2025, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025
April 27, 2025	May 22, 2025	$1.11	$119.4 million	June 17, 2025
August 3, 2025	August 21, 2025	$1.11	$119.1 million	September 18, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 were ordinary taxable dividends.

Subsequent to September 30, 2025, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 2, 2025	November 13, 2025	$1.11	December 11, 2025

12.STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2025 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2024	1,088	$174.74
Exercised	(524)	$161.64
Forfeited/canceled	(1)	$198.72
Outstanding at September 30, 2025	563	$186.90	0.8	$5,818
Exercisable at September 30, 2025	547	$185.04	0.6	$5,818
Unvested at September 30, 2025	16	$250.43	7.4	$—

The total intrinsic value for options exercised during the nine months ended September 30, 2025 was $27.3 million.

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2025:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2024	393	$234.50	275	$314.52
Granted	290	$218.96	66	$237.91
PSU adjustment (2)	—	$—	10	$386.22
Vested	(169)	$247.65	(137)	$339.43
Forfeited/canceled	(24)	$223.72	(8)	$246.05
Outstanding at September 30, 2025	490	$221.29	206	$245.29

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2020. In addition, the taxing authorities have issued income tax deficiencies related to the deductibility of foreign exchange losses on our intercompany loan for the 2020 tax year. The Company disagrees with these assessments and is appealing with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of the date of this filing, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $112.5 million, excluding penalties and interest of $186.5 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2025	(in thousands)
Revenues (1)	$470,251	$186,176	$75,900	$—	$732,327
Cost of revenues (2)	70,251	57,030	62,508	—	189,789
Operating profit	400,000	129,146	13,392	—	542,538
Selling, general, and administrative expenses	30,889	16,706	3,394	15,019	66,008
Acquisition and new business initiatives
related adjustments and expenses	4,295	861	—	—	5,156
Asset impairment and decommission costs	18,182	2,140	—	—	20,322
Depreciation, amortization and accretion	37,085	36,765	960	2,073	76,883
Operating income (loss)	309,549	72,674	9,038	(17,092)	374,169
Other expense, net (principally interest
expense and other income)				(85,086)	(85,086)
Income before income taxes					289,083
Cash capital expenditures (3)	43,344	26,754	2,390	2,234	74,722

For the three months ended September 30, 2024
Revenues (1)	$464,860	$160,837	$41,898	$—	$667,595
Cost of revenues (2)	68,908	49,040	32,391	—	150,339
Operating profit	395,952	111,797	9,507	—	517,256
Selling, general, and administrative expenses	32,114	15,258	2,849	9,866	60,087
Acquisition and new business initiatives
related adjustments and expenses	3,496	1,892	—	—	5,388
Asset impairment and decommission costs	1,337	10,989	—	344	12,670
Depreciation, amortization and accretion	34,636	26,098	895	1,886	63,515
Operating income (loss)	324,369	57,560	5,763	(12,096)	375,596
Other expense, net (principally interest
expense and other income)				(77,389)	(77,389)
Income before income taxes					298,207
Cash capital expenditures (3)	234,962	36,317	428	590	272,297

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2025	(in thousands)
Revenues (1)	$1,401,052	$503,372	$191,132	$—	$2,095,556
Cost of revenues (2)	207,944	153,386	154,222	—	515,552
Operating profit	1,193,108	349,986	36,910	—	1,580,004
Selling, general, and administrative expenses	93,411	54,933	9,674	45,231	203,249
Acquisition and new business initiatives
related adjustments and expenses	14,823	3,599	—	—	18,422
Asset impairment and decommission costs	53,322	48,546	—	710	102,578
Depreciation, amortization and accretion	110,668	92,537	2,681	6,008	211,894
Operating income (loss)	920,884	150,371	24,555	(51,949)	1,043,861
Other expense, net (principally interest
expense and other income)				(234,100)	(234,100)
Income before income taxes					809,761
Cash capital expenditures (3)	127,629	695,876	4,690	3,900	832,095

For the nine months ended September 30, 2024
Revenues (1)	$1,389,563	$490,867	$105,504	$—	$1,985,934
Cost of revenues (2)	200,368	146,525	82,705	—	429,598
Operating profit	1,189,195	344,342	22,799	—	1,556,336
Selling, general, and administrative expenses	100,070	46,741	10,219	34,131	191,161
Acquisition and new business initiatives
related adjustments and expenses	11,883	7,496	—	—	19,379
Asset impairment and decommission costs	45,075	42,086	—	767	87,928
Depreciation, amortization and accretion	108,851	87,384	2,767	5,442	204,444
Operating income (loss)	923,316	160,635	9,813	(40,340)	1,053,424
Other expense, net (principally interest
expense and other income)				(436,632)	(436,632)
Income before income taxes					616,792
Cash capital expenditures (3)	324,586	113,606	610	2,361	441,163

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of September 30, 2025	$6,241,281	$4,627,565	$104,821	$286,572	$11,260,239
As of December 31, 2024	$6,206,748	$3,417,981	$65,481	$1,727,126	$11,417,336

(1)For the three months ended September 30, 2025 and 2024, site leasing revenue in Brazil was $87.3 million and $89.3 million, respectively. For the nine months ended September 30, 2025 and 2024, site leasing revenue in Brazil was $257.4 million and $279.9 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

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

Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. The Company’s long-lived assets by geographic areas representing more than 5% of the Company’s total long-lived assets is presented below:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Domestic	$5,769,412	$5,741,882
Brazil	1,880,234	1,681,925
Guatemala	578,383	50,686
Other international	1,577,625	1,307,026
Total	$9,805,654	$8,781,519

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Numerator:
Net income attributable to SBA
Communications Corporation	$236,816	$258,534	$683,342	$575,906
Denominator:
Basic weighted-average shares outstanding	107,257	107,486	107,509	107,683
Dilutive impact of stock options, RSUs, and PSUs	302	436	322	389
Diluted weighted-average shares outstanding	107,559	107,922	107,831	108,072
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.21	$2.41	$6.36	$5.35
Diluted	$2.20	$2.40	$6.34	$5.33

For the three and nine months ended September 30, 2025 and 2024, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s stock options, RSUs, and PSUs because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$54,132	$35,047
Net income (loss) attributable to noncontrolling interests	689	(859)
Foreign currency translation adjustments	(48)	618
Purchase of noncontrolling interests	146	1,865
Contribution from joint venture partner	—	5,730
Adjustment to redemption amount	21,686	11,731
Ending balance	$76,605	$54,132

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of September 30, 2025, the Company has interest rate swap agreements on its 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

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

As of September 30, 2025, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2025	2024

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$8,289	$50,589
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$12,304	$—

Accumulated other comprehensive loss, net includes an aggregate $1.5 million gain and a $50.9 million gain as of September 30, 2025 and December 31, 2024, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine months ended September 30, 2025 and 2024.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(2,209)	$(51,613)	$(54,605)	$(62,141)
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(684)	$—	$(2,052)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$—	$6,579	$7,310	$19,737

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Africa. Our primary business line is our site leasing business, which contributed 97.7% of our total segment operating profit for the nine months ended September 30, 2025. During the first quarter of 2025, we sold all of our towers and ended our operations in both the Philippines and Colombia and on October 15, 2025, we sold 365 of our towers held in Canada. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2025, we owned 44,581 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, and Africa. As of September 30, 2025, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2025. In addition, as of September 30, 2025, approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively. No other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of September 30, 2025, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In Ecuador, El Salvador, Guatemala, Nicaragua, and Panama, significantly all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Chile, and South Africa, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 to our Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the nine months ended
Segment operating profit as a percentage of	September 30,		September 30,

total operating profit	2025	2024	2025	2024

Domestic site leasing	73.7%	76.5%	75.5%	76.4%
International site leasing	23.8%	21.7%	22.2%	22.1%
Total site leasing	97.5%	98.2%	97.7%	98.5%

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

During the remainder of 2025, we expect core site leasing revenue in our domestic and international segments to increase over 2024 levels, on a currency neutral basis, due in part to wireless carriers deploying unused spectrum, the full year impact of towers acquired and built during 2024 and 2025, and the revenues from towers expected to be acquired and built during the remainder of 2025. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Verizon Master Lease Agreement

On October 30, 2025, we entered into a new 10-year agreement with Verizon (the “Verizon agreement”). The Verizon agreement provides greater operational efficiencies for both companies helping support Verizon’s continued network modernization plans. Additionally, the agreement provides commitments for growth through new deployments across our tower portfolio over the term of the agreement.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$470,251	$464,860	$—	$5,391	1.1%
International site leasing	186,176	160,837	3,019	22,320	13.9%
Site development	75,900	41,898	—	34,002	81.2%
Total	$732,327	$667,595	$3,019	$61,713	9.2%
Cost of Revenues
Domestic site leasing	$70,251	$68,908	$—	$1,343	1.9%
International site leasing	57,030	49,040	1,055	6,935	14.1%
Site development	62,508	32,391	—	30,117	93.0%
Total	$189,789	$150,339	$1,055	$38,395	25.5%
Operating Profit
Domestic site leasing	$400,000	$395,952	$—	$4,048	1.0%
International site leasing	129,146	111,797	1,964	15,385	13.8%
Site development	13,392	9,507	—	3,885	40.9%

Revenues

Domestic site leasing revenues increased $5.4 million for the three months ended September 30, 2025, as compared to the prior year, primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 45 towers acquired and 34 towers built since July 1, 2024, partially offset by Sprint and other lease non-renewals and a decrease in non-cash straight line revenue.

International site leasing revenues increased $25.3 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $22.3 million. This change was primarily due to (1) revenues from 5,133 towers acquired (including 5,090 towers under the deal with Millicom) and 584 towers built since July 1, 2024, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) increases in non-cash straight line revenue and reimbursable pass-through expenses, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 13.3% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $34.0 million for the three months ended September 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased $4.0 million for the three months ended September 30, 2025, as compared to the prior year, primarily due to higher domestic site leasing revenue as noted above and the positive impact of our ground lease purchase program, partially offset by incremental costs associated with towers acquired and built since July 1, 2024.

International site leasing segment operating profit increased $17.3 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $15.4 million. This change was primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since July 1, 2024.

Site development segment operating profit increased $3.9 million for the three months ended September 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$30,889	$32,114	$—	$(1,225)	(3.8%)
International site leasing	16,706	15,258	334	1,114	7.3%
Total site leasing	$47,595	$47,372	$334	$(111)	(0.2%)
Site development	3,394	2,849	—	545	19.1%
Other	15,019	9,866	—	5,153	52.2%
Total	$66,008	$60,087	$334	$5,587	9.3%

Selling, general, and administrative expenses increased $5.9 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $5.6 million. These changes were driven primarily by increases in personnel and other support related costs and non-cash compensation expense.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$18,182	$1,337	$—	$16,845	1,259.9%
International site leasing	2,140	10,989	328	(9,177)	(83.5%)
Total site leasing	$20,322	$12,326	$328	$7,668	62.2%
Other	—	344	—	(344)	(100.0%)
Total	$20,322	$12,670	$328	$7,324	57.8%

Asset impairment and decommission costs increased $7.7 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $7.3 million. This change was primarily as a result of increased impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$37,085	$34,636	$—	$2,449	7.1%
International site leasing	36,765	26,098	512	10,155	38.9%
Total site leasing	$73,850	$60,734	$512	$12,604	20.8%
Site development	960	895	—	65	7.3%
Other	2,073	1,886	—	187	9.9%
Total	$76,883	$63,515	$512	$12,856	20.2%

Depreciation, accretion, and amortization expense increased $13.4 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $12.9 million. These changes were primarily due to an increase in the number of towers we acquired and built since July 1, 2024, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$309,549	$324,369	$—	$(14,820)	(4.6%)
International site leasing	72,674	57,560	775	14,339	24.9%
Total site leasing	$382,223	$381,929	$775	$(481)	(0.1%)
Site development	9,038	5,763	—	3,275	56.8%
Other	(17,092)	(12,096)	—	(4,996)	41.3%
Total	$374,169	$375,596	$775	$(2,202)	(0.6%)

Domestic site leasing operating income decreased $14.8 million for the three months ended September 30, 2025, as compared to the prior year, primarily due to increases in asset impairment and decommission costs and depreciation, accretion, and amortization expense, partially offset by higher segment operating profit and a decrease in selling, general, and administrative expenses.

International site leasing operating income increased $15.1 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $14.3 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission cost, partially offset by increases in depreciation, accretion, and amortization expense and selling, general, and administrative expenses.

Site development operating income increased $3.3 million for the three months ended September 30, 2025, as compared to the prior year, primarily due to higher segment operating profit driven by increased carrier activity.

Other operating expense, net increased $5.0 million for the three months ended September 30, 2025, as compared to the prior year, primarily due to an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$5,517	$6,999	$67	$(1,549)	(22.1%)
Interest expense	(120,154)	(95,711)	(55)	(24,388)	25.5%
Non-cash interest expense	(567)	(7,192)	—	6,625	(92.1%)
Amortization of deferred financing fees	(5,477)	(5,185)	—	(292)	5.6%
Other income, net	35,595	23,700	12,698	(803)	161.6%
Total	$(85,086)	$(77,389)	$12,710	$(20,407)	20.1%

Interest income decreased $1.5 million for the three months ended September 30, 2025, as compared to the prior year. This change was primarily due to a decrease in interest received on a loan to an unconsolidated joint venture as the loan was repaid on March 21, 2025.

Interest expense increased $24.4 million for the three months ended September 30, 2025, as compared to the prior year. This change was primarily due to a higher average principal amount of cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025.

Non-cash interest expense decreased $6.6 million for the three months ended September 30, 2025, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Other income, net includes a $37.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended September 30, 2025. The prior year period included a $24.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(48,652)	$(42,316)	$(4,229)	$(2,107)	6.1%

Provision for income taxes increased $6.3 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, provision for income taxes increased $2.1 million primarily due to increases in foreign deferred taxes and deferred withholding taxes, partially offset by a decrease in current domestic taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$240,431	$255,891	$9,256	$(24,716)	(10.3%)

Net income decreased $15.5 million for the three months ended September 30, 2025, as compared to the prior year. On a constant currency basis, net income decreased $24.7 million. This change was primarily due to increases in interest expense, other operating expense, net, and provision for income taxes and decreases in domestic site leasing operating income and interest income, partially offset by a decrease in non-cash interest expense and increases in international site leasing operating income, site development operating income, and other income, net.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,401,052	$1,389,563	$—	$11,489	0.8%
International site leasing	503,372	490,867	(20,862)	33,367	6.8%
Site development	191,132	105,504	—	85,628	81.2%
Total	$2,095,556	$1,985,934	$(20,862)	$130,484	6.6%
Cost of Revenues
Domestic site leasing	$207,944	$200,368	$—	$7,576	3.8%
International site leasing	153,386	146,525	(5,739)	12,600	8.6%
Site development	154,222	82,705	—	71,517	86.5%
Total	$515,552	$429,598	$(5,739)	$91,693	21.3%
Operating Profit
Domestic site leasing	$1,193,108	$1,189,195	$—	$3,913	0.3%
International site leasing	349,986	344,342	(15,123)	20,767	6.0%
Site development	36,910	22,799	—	14,111	61.9%

Revenues

Domestic site leasing revenues increased $11.5 million for the nine months ended September 30, 2025, as compared to the prior year, primarily due to (1) organic site leasing growth from new leases, amendments, and contractual escalators and (2) revenues from 60 towers acquired and 45 towers built since January 1, 2024, partially offset by Sprint and other lease non-renewals and a decrease in non-cash straight line revenue.

International site leasing revenues increased $12.5 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $33.4 million. This change was primarily due to (1) revenues from 5,246 towers acquired (including 5,090 towers under the deal with Millicom) and 749 towers built since January 1, 2024, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) increases in reimbursable pass-

through expenses and non-cash straight line revenue, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 13.5% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $85.6 million for the nine months ended September 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit increased $3.9 million for the nine months ended September 30, 2025, as compared to the prior year. This change was primarily due to higher domestic site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2024.

International site leasing segment operating profit increased $5.6 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $20.8 million. This change was primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2024.

Site development segment operating profit increased $14.1 million for the nine months ended September 30, 2025, as compared to the prior year, as a result of increased carrier activity.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$93,411	$100,070	$—	$(6,659)	(6.7%)
International site leasing	54,933	46,741	(1,574)	9,766	20.9%
Total site leasing	$148,344	$146,811	$(1,574)	$3,107	2.1%
Site development	9,674	10,219	—	(545)	(5.3%)
Other	45,231	34,131	—	11,100	32.5%
Total	$203,249	$191,161	$(1,574)	$13,662	7.1%

Selling, general, and administrative expenses increased $12.1 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $13.7 million. These changes were driven primarily by an increase in personnel and other support related costs and a $4.9 million bad debt reserve recorded in the second quarter of 2025.

Acquisition and New Business Initiatives Related Adjustments and Expenses

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$14,823	$11,883	$—	$2,940	24.7%
International site leasing	3,599	7,496	(100)	(3,797)	(50.7%)
Total	$18,422	$19,379	$(100)	$(857)	(4.4%)

Domestic acquisition and new business initiatives related adjustments and expenses increased $2.9 million for the nine months ended September 30, 2025, as compared to the prior year. This change was primarily as a result of higher new business initiative activity and an increase in our third party acquisition and integration costs as compared to the prior year.

International acquisition and new business initiatives related adjustments and expenses decreased $3.9 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international acquisition and new business initiatives related adjustments and expenses decreased $3.8 million. These changes were primarily as a result of a decrease in our third party acquisition and integration costs.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$53,322	$45,075	$—	$8,247	18.3%
International site leasing	48,546	42,086	(2,079)	8,539	20.3%
Total site leasing	$101,868	$87,161	$(2,079)	$16,786	19.3%
Other	710	767	—	(57)	(7.4%)
Total	$102,578	$87,928	$(2,079)	$16,729	19.0%

Asset impairment and decommission costs increased $14.7 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $16.7 million. These changes were primarily as a result of increased impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers, partially offset by a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$110,668	$108,851	$—	$1,817	1.7%
International site leasing	92,537	87,384	(3,874)	9,027	10.3%
Total site leasing	$203,205	$196,235	$(3,874)	$10,844	5.5%
Site development	2,681	2,767	—	(86)	(3.1%)
Other	6,008	5,442	—	566	10.4%
Total	$211,894	$204,444	$(3,874)	$11,324	5.5%

Depreciation, accretion, and amortization expense increased $7.5 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $11.3 million. These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2024, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$920,884	$923,316	$—	$(2,432)	(0.3%)
International site leasing	150,371	160,635	(7,496)	(2,768)	(1.7%)
Total site leasing	$1,071,255	$1,083,951	$(7,496)	$(5,200)	(0.5%)
Site development	24,555	9,813	—	14,742	150.2%
Other	(51,949)	(40,340)	—	(11,609)	28.8%
Total	$1,043,861	$1,053,424	$(7,496)	$(2,067)	(0.2%)

Domestic site leasing operating income decreased $2.4 million for the nine months ended September 30, 2025, as compared to the prior year, primarily due to increases in asset impairment and decommission costs, acquisition and new business initiatives related adjustments and expenses, and depreciation, accretion, and amortization expense, partially offset by a decrease in selling, general, and administrative expenses and higher segment operating profit.

International site leasing operating income decreased $10.3 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased $2.8 million. These changes were primarily due to increases in selling, general, and administrative expenses, asset impairment and decommission costs, and depreciation, accretion and amortization expense, partially offset by higher segment operating profit and a decrease in acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased $14.7 million for the nine months ended September 30, 2025, as compared to the prior year, primarily due to higher segment operating profit driven by increased carrier activity.

Other operating expense, net increased $11.6 million for the nine months ended September 30, 2025, as compared to the prior year, primarily due to an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$24,452	$21,359	$(415)	$3,508	16.4%
Interest expense	(343,959)	(289,632)	(10)	(54,317)	18.8%
Non-cash interest expense	(10,148)	(22,715)	—	12,567	(55.3%)
Amortization of deferred financing fees	(16,326)	(15,405)	—	(921)	6.0%
Loss from extinguishment of debt, net	—	(4,428)	—	4,428	(100.0%)
Other income (expense), net	111,881	(125,811)	259,856	(22,164)	784.6%
Total	$(234,100)	$(436,632)	$259,431	$(56,899)	18.1%

Interest income increased $3.1 million for the nine months ended September 30, 2025, as compared to the prior year. On a constant currency basis, interest income increased $3.5 million. These changes were primarily due to a higher balance of interest-bearing deposits held and a higher effective interest rate on those deposits as compared to the prior year, partially offset by a decrease in interest received on a loan to an unconsolidated joint venture as the loan was repaid on March 21, 2025.

Interest expense increased $54.3 million for the nine months ended September 30, 2025, as compared to the prior year. This change was primarily due to a higher average principal amount of cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025.

Non-cash interest expense decreased $12.6 million for the nine months ended September 30, 2025, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Loss from extinguishment of debt, net was $4.4 million for the nine months ended September 30, 2024 which primarily represents the write-off of $3.3 million of unamortized financing fees and $1.2 million of the original issuance discount associated with the repayment of the 2018 Term Loan in January 2024.

Other income (expense), net includes a $137.8 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $18.3 million loss on sale of assets for the nine months ended September 30, 2025 (which is inclusive of a $29.1 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations). The prior year period included a $119.0 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(125,730)	$(46,906)	$(86,958)	$8,134	(9.2%)

Provision for income taxes increased $78.8 million for the nine months ended September 30, 2025, as compared to the prior year. This change was primarily due to the impact of foreign currency exchange rates and increases in foreign deferred taxes and deferred withholding taxes.

Net Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$684,031	$569,886	$164,977	$(50,832)	(7.8%)

Net income increased $114.1 million for the nine months ended September 30, 2025, as compared to the prior year. This change (which is inclusive of a non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations) was primarily due to the impact of foreign currency exchange rates, increases in site development segment operating income and interest income and decreases in non-cash interest expense, provision for income taxes, and loss from extinguishment of debt, partially offset by increases in interest expense and other operating expense and decreases in international site leasing operating income and domestic site leasing operating income.

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

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$240,431	$255,891	$9,256	$(24,716)	(10.3%)
Non-cash straight-line leasing revenue	(1,649)	(1,065)	3	(587)	55.1%
Non-cash straight-line ground lease expense	(1,063)	945	18	(2,026)	(214.4%)
Non-cash compensation	19,323	16,373	68	2,882	17.6%
Other income, net	(35,595)	(23,700)	(12,698)	803	161.6%
Acquisition and new business initiatives
related adjustments and expenses	5,156	5,388	15	(247)	(4.6%)
Asset impairment and decommission costs	20,322	12,670	328	7,324	57.8%
Interest income	(5,517)	(6,999)	(67)	1,549	(22.1%)
Interest expense (1)	126,198	108,088	55	18,055	16.7%
Depreciation, accretion, and amortization	76,883	63,515	512	12,856	20.2%
Provision for income taxes (2)	48,813	41,514	4,229	3,070	9.2%
Adjusted EBITDA	$493,302	$472,620	$1,719	$18,963	4.0%

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$684,031	$569,886	$164,977	$(50,832)	(7.8%)
Non-cash straight-line leasing revenue	(3,578)	(10,623)	(296)	7,341	(69.1%)
Non-cash straight-line ground lease expense	(4,148)	(5,426)	(8)	1,286	(23.7%)
Non-cash compensation	56,552	56,439	(125)	238	0.4%
Loss from extinguishment of debt, net	—	4,428	—	(4,428)	(100.0%)
Other (income) expense, net	(111,881)	125,811	(259,856)	22,164	(784.6%)
Acquisition and new business initiatives
related adjustments and expenses	18,422	19,379	(100)	(857)	(4.4%)
Asset impairment and decommission costs	102,578	87,928	(2,079)	16,729	19.0%
Interest income	(24,452)	(21,359)	415	(3,508)	16.4%
Interest expense (1)	370,433	327,752	10	42,671	13.0%
Depreciation, accretion, and amortization	211,894	204,444	(3,874)	11,324	5.5%
Provision for income taxes (2)	126,226	46,436	86,955	(7,165)	(8.1%)
Adjusted EBITDA	$1,426,077	$1,405,095	$(13,981)	$34,963	2.5%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $20.7 million for the three months ended September 30, 2025, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $19.0 million. These changes were primarily due to an increase in site leasing segment and site development segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

Adjusted EBITDA increased $21.0 million for the nine months ended September 30, 2025, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $35.0 million. These changes were primarily due to an increase in site leasing segment and site development segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses.

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

Our capital allocation policy, which is built upon predictable strong cash flows, continues to prioritize opportunistically pursuing investment in quality assets that meet our return criteria while maintaining flexibility to continue our buyback program and increase our dividend growth over-time. Based on our evaluation of market opportunities for portfolio growth and the current interest rate environment, we have also prioritized repayment of debt in the past few years which minimizes interest expense and supports AFFO per share growth and, we believe, creates a path for our move towards issuing investment grade debt. Consequently, in the short-term, we will also focus on reducing our ratio of secured debt to unsecured debt as existing secured debt maturities come due or are within their par call window.

A summary of our cash flows is as follows:

	For the nine months ended September 30,
	2025	2024

	(in thousands)
Cash provided by operating activities	$987,303	$1,024,697
Cash used in investing activities	(421,008)	(480,420)
Cash used in financing activities	(1,520,215)	(533,848)
Change in cash, cash equivalents, and restricted cash	(953,920)	10,429
Effect of exchange rate changes on cash, cash equiv., and restricted cash	18,657	(9,883)
Cash, cash equivalents, and restricted cash, beginning of period	1,400,657	250,946
Cash, cash equivalents, and restricted cash, end of period	$465,394	$251,492

Operating Activities

Cash provided by operating activities was $987.3 million for the nine months ended September 30, 2025 as compared to $1,024.7 million for the nine months ended September 30, 2024. The decrease was primarily due to increases in net interest expense and cash selling, general, and administrative expenses, as well as increases in cash outflows associated with working capital changes related to the timing of customer payments. The decrease was partially offset by (1) increases in site leasing segment and site development segment operating profit and (2) decreases in tower and equipment decommission costs.

Investing Activities

A detail of our investing activities is as follows:

	For the nine months ended September 30,
	2025	2024

	(in thousands)
Acquisitions of towers and related assets (1)	$(634,751)	$(234,853)
Land buyouts and other assets (2)	(29,664)	(33,556)
Construction and related costs	(78,233)	(96,683)
Augmentation and tower upgrades	(41,362)	(38,485)
Tower maintenance	(39,072)	(33,792)
General corporate	(3,424)	(3,640)
Purchase of investments	(658,004)	(1,204,628)
Proceeds from sale of investments	909,937	1,179,250
Repayment (funding) of loan to unconsolidated joint venture	115,000	(11,100)
Proceeds from sale of assets	40,564	—
Other investing activities	(1,999)	(2,933)
Net cash used in investing activities	$(421,008)	$(480,420)

(1)The nine months ended September 30, 2025 excludes a $139.6 million acquisition completed during the third quarter of 2025 which was not funded until the fourth quarter of 2025 and is recorded in Accounts payable on the Consolidated Balance Sheets as of September 30, 2025.

(2)Excludes $9.7 million and $17.0 million spent to extend ground lease terms for the nine months ended September 30, 2025 and 2024, respectively. We recorded these amounts in prepaid expenses and other current assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

Subsequent to quarter end, we closed on the 2,020 sites related to the Millicom transaction that were remaining under contract for approximately $217.4 million in cash. As of the date of this filing, we are under contract to purchase 78 communication sites for an aggregate consideration of $66.9 million in cash. We anticipate that these acquisitions will be closed by the end of the first quarter of 2026.

For 2025, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $56.0 million to $60.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $1,290.0 million to $1,300.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended September 30,
	2025	2024

	(in thousands)
Net borrowings (repayments) under Revolving Credit Facility (1)	$280,000	$(20,000)
Proceeds from issuance of Term Loans, net of fees (1)	—	2,274,815
Repayment of Term Loans (1)	(17,250)	(2,279,500)
Repayment of Tower Securities (1)	(1,165,000)	—
Repurchase and retirement of common stock (2)	(281,531)	(200,019)
Payment of dividends on common stock	(360,780)	(318,808)
Proceeds from employee stock purchase/stock option plans	51,491	27,144
Payments related to taxes on stock options and restricted stock units	(24,875)	(18,187)
Other financing activities	(2,270)	707
Net cash used in financing activities	$(1,520,215)	$(533,848)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)During the nine months ended September 30, 2025, we purchased 1.4 million shares of our Class A common stock for $284.8 million at an average price per share of $208.61. Amounts reflected in the table are based on the settlement date. Subsequent to September 30, 2025, we purchased 210 thousand shares of our Class A common stock for $40.2 million at an average price per share of $191.21. For additional information regarding our share repurchase activity, refer to Part II Item 2 under “Issuer Purchases of Equity Securities” below.

Dividends

For the nine months ended September 30, 2025, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025
April 27, 2025	May 22, 2025	$1.11	$119.4 million	June 17, 2025
August 3, 2025	August 21, 2025	$1.11	$119.1 million	September 18, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 were ordinary taxable dividends.

Subsequent to September 30, 2025, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 2, 2025	November 13, 2025	$1.11	December 11, 2025

The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy. The actual amount, timing, and frequency of future dividends will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2025, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2025, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the nine months ended September 30, 2025, we did not issue any securities under our automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

As of September 30, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	September 30, 2025 (1)	September 30, 2025 (2)

Revolving Credit Facility	5.235%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes our Revolving Credit Facility activity during the three and nine months ended September 30, 2025 and 2024:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning outstanding balance	$80,000	$120,000	$—	$180,000
Borrowings	295,000	175,000	375,000	370,000
Repayments	(95,000)	(135,000)	(95,000)	(390,000)
Ending outstanding balance	$280,000	$160,000	$280,000	$160,000

Subsequent to September 30, 2025, we borrowed $165.0 million and repaid $60.0 million under the Revolving Credit Facility, and as of the date of this filing, $385.0 million was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the three and nine months ended September 30, 2025, we repaid an aggregate of $11.5 million and $17.3 million of principal on the 2024 Term Loan, respectively. As of September 30, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of September 30, 2025, we, through the Trust, had issued and outstanding an aggregate of $7.2 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,505 tower sites owned by the Borrowers as of September 30, 2025. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The table below sets forth the material terms of our outstanding Tower Securities as of September 30, 2025:

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

(1)Interest paid monthly.

(2)The interest rate reflected is the all-in fixed rate which includes the impact of the treasury lock agreement entered on September 11, 2024 which settled upon issuance of the notes. The treasury lock agreement fixed the three-year treasury rate at 3.3985% for $620.0 million of notional value related to the 2024-2C Tower Securities issued on October 11, 2024. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrue interest at 5.115%.

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of September 30, 2025:

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

Debt Covenants

As of September 30, 2025, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of September 30, 2025:

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

Debt Service

As of September 30, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended September 30, 2026 based on the amounts outstanding as of September 30, 2025 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$17,066
2024 Term Loan (2)	141,677
2020-1C Tower Securities	754,108
2020-2C Tower Securities	14,159
2021-1C Tower Securities	19,371
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$1,247,548

(1)As of September 30, 2025, $280.0 million was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2025, we borrowed $165.0 million and repaid $60.0 million under the Revolving Credit Facility, and as of the date of this filing, $385.0 million was outstanding.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—	$280,000	$—	$280,000	$280,000
2024 Term Loan	5,750	23,000	23,000	23,000	23,000	2,167,750	2,265,500	2,273,996
2020-1C Tower Securities (1)	—	750,000	—	—	—	—	750,000	722,858
2020-2C Tower Securities (1)	—	—	—	600,000	—	—	600,000	514,080
2021-1C Tower Securities (1)	—	1,165,000	—	—	—	—	1,165,000	1,003,915
2021-2C Tower Securities (1)	—	—	895,000	—	—	—	895,000	852,488
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	676,164
2022-1C Tower Securities (1)	—	—	—	850,000	—	—	850,000	867,510
2024-1C Tower Securities (1)	—	—	—	—	1,450,000	—	1,450,000	1,446,926
2024-2C Tower Securities (1)	—	—	620,000	—	—	—	620,000	624,340
2020 Senior Notes	—	—	1,500,000	—	—	—	1,500,000	1,477,635
2021 Senior Notes	—	—	—	—	1,500,000	—	1,500,000	1,410,000
Total debt obligation	$5,750	$1,938,000	$3,038,000	$1,473,000	$3,253,000	$3,062,750	$12,770,500	$12,149,912

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of September 30, 2025. As of September 30, 2025, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.1% for the nine months ended September 30, 2025.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Chile, Peru, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Chile, and South Africa, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the nine months ended September 30, 2025, approximately 19.9% of our revenues and approximately 27.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2025. As of September 30, 2025, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.7%, respectively, for the nine months ended September 30, 2025.

As of September 30, 2025, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2025 would have resulted in approximately $99.0 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the nine months ended September 30, 2025.

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

•the timing for closing of pending acquisitions;

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

•our ability to secure as many site leasing tenants as anticipated and retain current leases on towers as well as our tenants’ ability and willingness to comply with their obligations under such leases;

•our ability to meet our operational and capital expenditure goals, including expected economies of scale arising from new tenants on our existing towers,

•our ability to secure and deliver anticipated services business at contemplated margins;

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

•a decrease in demand for our towers;

•the impact of EchoStar’s sale of its spectrum;

•the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to existing or potential tenants;

•the impact of interest rates on our results of operations and our ability to refinance our existing indebtedness at commercially reasonable rates or at all;

•our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;

•our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules and to utilize available NOLs to reduce REIT taxable income;

•our ability to successfully estimate the impact of certain accounting and tax matters, including the ability to successfully utilize like-kind exchanges, the effect of adopting certain accounting pronouncements and the availability of sufficient NOLs to offset future REIT taxable income; and

•other risks, including those described in Item 1A. – Risk Factors in our Annual Report on Form 10-K and those described from time to time in our other filings with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2025. Based on such evaluation, such officers have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2025:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2025 - 7/31/2025	159,742	$227.80	159,742	$1,455,810,492
8/1/2025 - 8/31/2025	92,484	$216.25	92,484	$1,435,810,987
9/1/2025 - 9/30/2025	495,460	$197.25	495,460	$1,338,082,263
Total	747,686	$206.13	747,686	$1,338,082,263

(1)On April 27, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.5 billion of our outstanding Class A common stock (the “Repurchase Plan”). As of the date of this filing, we had $1.3 billion of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

November 6, 2025	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

November 6, 2025	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s