Form 10-K
period 2025-12-31
SBA COMMUNICATIONS CORP
filed 2026-02-27
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $25.1 billion as of June 30, 2025.

The number of shares outstanding of the Registrant’s common stock (as of February 17, 2026): Class A common stock — 105,788,592.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2025, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Africa. During the year ended December 31, 2025, we sold all of our towers and ended our operations in both the Philippines and Colombia and sold substantially all of our operations in Canada. Our primary business line is our site leasing business, which contributed 97.9% of our total segment operating profit for the year ended December 31, 2025. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2025, we owned 46,328 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Organic Growth.

•Maximizing our Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high-capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers’ structural capacity can generate additional lease revenue and be achieved at a low incremental cost. We measure the available capacity of our existing sites to support additional tenants by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. We actively market space on our towers through our internal sales force. As of December 31, 2025, we had an average of 1.8 tenants per site.

•Capitalizing on our Scale and Management Experience. We are a large owner, operator, and developer of towers, with substantial capital, human capital, and operating resources. We have been developing towers for wireless service providers in the U.S. since 1989 and have owned and operated towers for ourselves since 1997. We believe our size, experience, capabilities, and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. We believe that our industry expertise and strong relationships with wireless service providers will permit us to achieve long-term growth in our site leasing and site development services.

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

•Disciplined Domestic and International Tower Acquisitions. In our tower acquisition program, we pursue towers from third parties that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of several different investment return metrics, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix. For example, during the year ended December 31, 2025, we purchased over 7,000 sites from Millicom International Cellular S.A. (“Millicom”) throughout Central America. This transaction supports our desire to secure our position as a leader in our international markets and align ourselves with the leading carriers in such markets.

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

•International Market Maximization. We are focused on maximizing our site leasing services and profitability in international markets, such as Central America, that meet our investment criteria and where we believe we have, or have the ability to achieve, scale. Our investment criteria focuses on the quality and quantity of wireless service providers in a given country as well as the country’s political and regulatory environments. The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our tower growth in these markets is primarily driven by (1) wireless service providers seeking to increase the quality and coverage of their networks, (2) increased consumer mobile data traffic, such as media streaming, mobile apps and games, web browsing, and email, and (3) incremental spectrum auctions as well as incremental voice and data network deployments. We continually evaluate how a particular market meets our long-term strategic and financial objectives and our business generally. For example, we ended our operations and/or sold all of our towers in Colombia and the Philippines and sold substantially all of our operations in Canada.

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

Controlling our Underlying Land Positions. We believe that a primary component of a strong site leasing business is the ability to control the underlying land positions. Consequently, we have acquired perpetual easements, long-term leases, or other property interests for the land that underlies our tower structures and intend to continue to do so to the extent available at commercially reasonable prices. We believe that these perpetual easements, long-term leases, and other property interests will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in rents for property interests in the future. As of December 31, 2025, approximately 71% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases and other property interests, including renewal options under our control, was 35 years. As of December 31, 2025, approximately 14.5% of our tower structures had ground leases or other property interests maturing in the next 10 years.

Exploring Opportunities in Evolving Technologies and Ancillary Services. In addition to our traditional tower-related services, we continue to explore ancillary services and evolving technologies that we believe will allow us to create additional value by leveraging our current assets, capabilities, and relationships with wireless and other telecommunications and internet service providers and others by expanding SBA’s business within the growing communications ecosystem. This includes supporting efforts for edge data centers, fiber aggregation and regeneration huts, satellite ground stations, and private networks utilizing cellular and Wi-Fi technologies. For example, we are exploring ways to participate in edge computing infrastructure to support existing and future customers’ increasing need to deploy computing capabilities to locations closer to their end users, such as regional data centers and smaller local data centers located at the base of our towers. SBA currently owns two regional data centers in the U.S. and one regional data center in Brazil, as well as tower-based data centers, which were acquired as part of our broader efforts to learn and evaluate developing technologies. With regard to open-access networks, SBA works with real estate developers in deploying networks that are accessible throughout a community’s various common areas and resident amenities. We have also partnered with carriers and high-traffic consumer retailers in developing systems for the offloading of data to wireless networks.

Industry Developments

We believe that growing wireless data traffic will require wireless service providers to continue to increase the capacity of their networks, and we believe that continued capacity increases will require our customers to install equipment at new sites and add new equipment at existing sites. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•Consumers are increasing their demand for wireless connectivity due to the adoption of bandwidth-intensive wireless data applications, such as high-definition streaming, generative artificial intelligence, banking, gaming, social networking, enhanced web browsing, and machine-to-machine applications. According to a report published by Ericsson in November

2025, global total mobile network traffic was estimated to reach around 197 exabytes per month by the end of 2025 and is projected to grow by a factor of 1.4x to reach 482 exabytes per month in 2031.

•The velocity of spectrum development is expected to remain dynamic as carriers continue to deploy new bands and optimize bands that are currently in service, both of which activities we expect will require carriers to install equipment at new sites and add new equipment at existing sites. For example, past and future spectrum auctions, such as Auction 108, Auction 110 and Auction 113 in the U.S. are expected to continue to contribute to growth in the upcoming years. In addition, the continued deployment of 5G wireless technologies is expected to increase equipment installation at existing sites and may increase the need for new sites.

•Consumers list network quality as a key contributor when terminating or changing service. To remain competitive and to decrease subscriber churn rates, wireless carriers have made substantial capital investments into their wireless networks to improve service quality and expand coverage. We expect wireless carriers to continue to expend capital to differentiate their product offerings. In addition, increased use of artificial intelligence and emerging high-performance applications may drive increased need for reliable, secure, and interconnected wireless solutions.

We believe that the worldwide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services; therefore, we expect that we will see a multi-year trend of additional demand for tower space from our customers, which we believe will translate into steady leasing growth for us.

Our Businesses

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, and Africa. We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into (1) individual tenant site leases with us, each of which relates to the lease or use of space at an individual site or (2) master lease agreements (“MLAs”) with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under an MLA is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our site leasing business generates substantially all of our total segment operating profit, representing 97.4% or more of our total segment operating profit for the past three fiscal years. Our site leasing business is classified into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2025, we owned 17,394 sites in the United States and its territories. For the year ended December 31, 2025, we generated 72.6% of our total site leasing revenue from these sites. We derive domestic site leasing revenues primarily from T-Mobile, AT&T Wireless, and Verizon Wireless. In the United States, our tenant leases are generally for an initial term of five years to ten years with multiple renewal periods at the option of the tenant. These tenant leases typically contain specific annual rent escalators, including renewal option periods. Our ground leases and other property interests in the United States are generally for an initial term of five years or more with multiple renewal periods, which are at our option, and provide for specific annual rent escalators. As of December 31, 2025, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2025.

International Site Leasing

We currently own and operate towers in 12 international markets throughout South America, Central America, and Africa. As of December 31, 2025, we owned 28,934 sites in our international markets, of which approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively, and no other international market (each country is considered a market) represented more than 5% of our total towers. Our operations in our international markets are primarily in the site leasing business, and we continue to focus on growing our international site leasing business through the acquisition and development of towers and organic growth.

We derive international site leasing revenues from all the major carriers in each of the 12 countries in which we operate. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

In our international markets, ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index.

In Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, substantially all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Chile, and South Africa, substantially all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

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

Customers

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2025	2024	2023

T-Mobile	31.1%	30.5%	32.5%
AT&T Wireless	20.3%	20.6%	19.5%
Verizon Wireless	15.1%	15.1%	14.6%

In addition to the Big 3 wireless carriers (T-Mobile, AT&T Wireless, Verizon Wireless), we also provided services or leased space to a number of other customers during 2025 including:

Airtel Tanzania	Liberty Technologies	Telefonica
C Spire (f/k/a Cellular South)	MTN	Tigo
Claro	Rain	TIM
Entel	SouthernLinc	Vodacom
GIT	Telkom	YAS

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

Human Capital

Our corporate offices are located in Boca Raton, Florida. We also have employees located in our international, regional, and local offices. As of December 31, 2025, we had 1,844 employees of which 663 were based outside of the U.S. and its territories.

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

Health and Safety. At SBA, providing a safe and healthy work environment for the protection of our employees is paramount. The safety of our tower technicians has been a critical focus of the company since our founding. In 2013, we opened our central training facility "Tower U" which provides a rigorous safety certification program that is required for our tower technicians. We are proud that our average lost-day incident rate in the U.S. (days away from work due to workplace incidents) for 2025 was below the 2024 Bureau of Labor benchmark.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 72.6% of our total site leasing revenue for the year ended December 31, 2025, both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered, or used. Wireless communications equipment and radio or television stations antennas operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site, compliance with the National Environmental Policy Act (“NEPA”), compliance with the National Historic Preservation Act (“NHPA”), compliance with the Endangered Species Act (“ESA”), and may require notification to the FAA and registration with the FCC.

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

Owners and operators of towers may be subject to, and therefore must comply with, environmental laws, including NEPA, NHPA, and ESA (as discussed below).

We generally indemnify our customers against any failure to comply with legal and regulatory compliance requirements applicable to tower owners or operators relating to the construction, modification, or placement of towers. Failure to comply with the applicable requirements may lead to civil penalties.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities’ jurisdiction over the construction, modification, and placement of towers. The law, however, limits local zoning authority by prohibiting any action that would discriminate among different providers of personal wireless services or ban altogether the construction, modification, or placement of radio communication towers. Finally, the Telecommunications Act of 1996 and the FCC’s rules implementing that Act require the federal government to help licensees for wireless communications services gain access to preferred sites on federal property for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

Operators of towers must also take into consideration certain radio frequency (“RF”) emissions regulations that impose a variety of procedural and operating requirements. Certain proposals to operate wireless communications and radio or television stations from tower structures are also reviewed by the FCC to ensure compliance with requirements relating to human exposure to RF emissions.

Environmental Regulation. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal injury or property damage. In order to comply with certain environmental laws that govern tower placement and may require pre-construction environmental studies, we evaluate potential environmental impacts of tower site locations with respect to (1) wilderness areas or wildlife preserves, (2) threatened and endangered species or their habitats, (3) the National Register of Historic Places or Indian religious and cultural sites, (4) World Heritage areas and International Union for Conservation of Nature Category I-IV protected areas, (5) floodplains, (6) the necessity to make significant changes in surface features (e.g., in wetlands, water diversions, considerable ground disturbance, deforestation), (7) migratory birds if the towers are over 450 feet, (8) high-intensity lighting in a residential area, (9) RF radiation over FCC-established limits, and (10) similar considerations under the laws or best practices of our international markets. When a tower site is impacted by any of the listed categories, we complete an environmental assessment and obtain necessary approval from the appropriate regulatory agency, which may include steps to mitigate the impact of construction or operation of the site. Our regional site managers regularly inspect our tower sites and report on any environmental or compliance issues.

We believe that we are in substantial compliance with and we have no material liability under any applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition, or results of operations.

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

International Regulations. Regulatory regimes outside of the U.S. and its territories vary by country and locality; however, these regulations typically require tower owners and/or licensees to obtain approval from local officials or government agencies prior to tower construction or modification or the addition of a new antenna to an existing tower. Additionally, some regulations include ongoing obligations regarding painting, lighting, and maintenance. Our international operations may also be subject to limitations on foreign ownership of land in certain areas. Based on our experience to date, these regimes have been similar to, but not more rigorous, burdensome, or comprehensive than, those in the U.S. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

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

We derive a significant portion of our revenue from a small number of customers. In the United States and in most of our international markets, there are only two to three primary wireless carriers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures or operating expenses on the networks, or the loss, as a result of bankruptcy, merger with other customers of ours or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth. Furthermore, while many of our tenants in our international markets are subsidiaries of global telecommunications companies, these subsidiaries may not have the explicit or implied financial support of their parent entities, which may impact their creditworthiness. Our growth projections are based on our beliefs regarding future revenue from these customers, and such projections could be adversely affected by the loss, consolidation, or financial instability of these customers.

We derive revenue through numerous site leasing and site development contracts. In the United States and our international markets, each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. However, if any of our significant site leasing customers were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space on our sites and fail to renew their leases with us, our revenues, future revenue growth, and results of operations would be adversely affected.

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

Recently, the U.S. wireless service provider market has reduced to three nationwide wireless service providers, AT&T Wireless, T-Mobile, and Verizon Wireless, and our dependence on these three wireless service providers for our financial and operational growth has been exacerbated.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2025	2024	2023

T-Mobile	31.1%	30.5%	32.5%
AT&T Wireless	20.3%	20.6%	19.5%
Verizon Wireless	15.1%	15.1%	14.6%

We also have customer concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2025	2024	2023

T-Mobile	36.8%	38.1%	40.2%
AT&T Wireless	30.6%	29.6%	28.6%
Verizon Wireless	20.4%	20.1%	19.7%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2025	2024	2023

Telefonica	19.7%	21.3%	22.5%
Claro	18.9%	19.2%	20.2%
TIM	13.4%	15.9%	15.7%
Tigo (1)	11.3%	5.8%	5.6%

(1)The increase in site leasing revenue derived from Tigo was due to the sites purchased from Millicom during the year ended December 31, 2025.

	For the year ended December 31,
Percentage of Site Development Revenue	2025	2024	2023

T-Mobile	77.9%	69.9%	71.5%
Verizon Wireless	18.2%	20.1%	16.8%

The wireless industry in our international markets has come under competition in recent years which has, and may continue to, adversely affect our international site leasing activities in the near term.

In recent years, the wireless industry in our international markets has come under competitive pressures arising from an increase in the number of industry participants (both wireless service providers and tower owners), increased cost of capital and capital expenditure requirements, declining discretionary income and changing technology requirements. These pressures have resulted, and may continue to result, in increases in consolidation of wireless service providers, financial instability of wireless service providers, increased pricing pressures on tower operators and the termination or non-renewal of site leasing agreements. We expect that the impact of these competitive pressures will continue in the near term as the industry begins to rebalance and as a result, we expect approximately $36.0 million to $40.0 million of churn for the 2026 fiscal year. If we are unable to manage the short-term impact of these competitive pressures or if the competitive dynamics within our international markets do not stabilize in the foreseeable future, it could have a material and adverse effect on our international site leasing revenue, our future growth, and our business.

If our wireless service provider customers are unable to access sufficient capital, or unwilling based on the economic cost of such capital or other reasons, to invest in their infrastructure or spectrum, it could reduce our ability to meet our growth expectations.

Each wireless service provider must have substantial capital resources and capabilities to deploy new spectrum in their wireless networks, including licenses for spectrum. Increasing interest rates have impacted, and are expected to continue to impact, the ability and willingness of wireless service providers to incur capital expenditures at historic levels to expand their networks, which would adversely affect our future revenue growth rates. For example, certain providers have been, and may in the future be, financially constrained and as a result, may not currently invest in their wireless networks or deploy new spectrum. Higher interest rates increase the economic cost of available capital and may make it less favorable for wireless service providers to obtain capital for investment. If some or all of our wireless service provider customers, or potential customers, are unable to access sufficient capital, or unwilling based on the economic cost of such capital, to invest in the expansion of their networks, it could adversely affect our revenue growth. Wireless capital expenditures may also be adversely impacted by service provider decisions on debt levels, dividends, free cash flow goals, and a variety of other factors.

If our wireless service provider customers combine their operations to a significant degree, our future operating results could be adversely affected.

Our international, and, to a limited degree, our domestic wireless service providers have and may continue to be subject to consolidation pressures arising from competitive pressures, spectrum limitations, the significant capital expenditures necessary to build out national networks on evolving technology and governmental policies seeking to limit the telecommunications infrastructure footprint within a market. Significant consolidation among our wireless service provider customers has resulted, and is expected to continue to result, in our customers failing to renew existing leases for tower space as a result of overlapping coverage, nearby locations, or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. For example, historically, U.S. wireless service providers have grown through acquisitions. As a result, the combined companies have rationalized duplicative parts of their networks, or networks have been discontinued. During 2020, the consolidation of T-Mobile and Sprint was completed, and we began to experience non-renewal (“churn”) of certain leases as a result of overlapping and adjacent Sprint leases. We currently expect that this churn will represent approximately $75.0 million of cash site leasing revenue over the next several years. We do not expect the annual churn to be uniform over this period as the timing of the churn will depend on termination rights as well as the needs of the carrier. Future consolidations of wireless service providers could significantly impact the number of our tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

Our variable rate indebtedness and refinancing obligations subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Pursuant to the terms of our Credit Agreement, the interest rate that we pay on indebtedness incurred under the Revolving Credit Facility and the Term Loan varies based on a fixed margin over either a base rate or a Eurodollar rate which references the SOFR rate. As of December 31, 2025, this indebtedness represented approximately $2.7 billion, or 21.1% of our total indebtedness.

As a result, we are exposed to interest rate risk. Interest rates, including SOFR, fluctuate periodically and as such may increase in future periods. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to inflationary pressures on the U.S. economy and governmental action to combat inflation, interest rates have risen in the past three years, and interest rates may increase in the future, which will likely increase our interest expense on our variable rate indebtedness and decrease our net income. In addition, increasing interest rates may result in higher interest expense on our current fixed rate indebtedness upon a refinancing.

Although we have used interest rate swaps to mitigate our interest rate risk from time to time, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Furthermore, the increase in our use of derivative instruments increases our exposure to counterparty credit risk to the extent that a counterparty to the instrument fails to meet or perform the terms of the instrument. As of December 31, 2025, we had interest rate swap agreements on our 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness. The following table sets forth our total principal amount of debt and shareholders’ deficit as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024

	(in thousands)
Total principal amount of indebtedness	$12,959,750	$13,672,750
Shareholders' deficit	$(4,853,519)	$(5,109,938)

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

Our business depends, in part, on the ability of customers to perform under their contractual and financial obligations.

Adverse changes in a customer’s financial condition or business operations could result in delayed payments, reduced revenues, contract modifications, or nonperformance. For example, in late 2025, EchoStar (f/k/a DISH Wireless) notified us that it would be discontinuing its network business. In December 2025, EchoStar defaulted on its payment obligations to us and such default has continued into 2026. As a result, we currently expect that this churn will represent approximately $56.0 million of cash site leasing revenue during 2026. While EchoStar’s default, has not had, and is not expected to have, a material adverse effect, any failure of other customers to perform under their contractual and financial obligations to us could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition. In addition, we may take certain actions to enforce our rights (including with respect to payment) under our customer contracts, including our contracts with EchoStar, which may be costly, time-consuming and divert management’s attention, and the outcome of any such enforcement is inherently uncertain.

Increasing competition in the tower industry may create pricing pressures or result in non-renewals that may materially and adversely affect us.

Our industry is highly competitive, and our wireless service provider customers often have alternatives for leasing communications infrastructure assets. We believe that tower location and capacity, quality of service, density within a geographic market, and price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressure for tenants on towers from our competitors have and may in the future result in us entering into MLAs that may impact certain terms of existing or future individual site lease agreements. Terms that may be impacted include pricing discounts, term concessions, and equipment rights. Competition for tenants, whether or not resulting in MLAs, may materially and adversely affect our lease rates or lead to non-renewal of existing leases. Furthermore, pricing pressures could lead to more prevalent network sharing, both domestically and internationally, which could reduce the demand for our tower space or lead to non-renewals of existing leases. In addition, the increasing number of towers (1) may provide customers the ability to relocate their antennas to other towers if they determine that a more suitable, efficient or economical location exists, which could lead to non-renewal of existing leases, or (2) may adversely impact our ability to enter into new customer leases. This impact may be exacerbated if competitors construct towers near our existing towers. Any of these factors could materially and adversely affect our growth rate and our future operations.

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

Increasing competition may negatively impact our ability to grow our communication site portfolio long-term.

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

Our ability to build new towers is dependent upon our wireless customers’ needs and the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. With respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets. Due to these risks, it may take longer to complete our new tower builds than anticipated, domestically and internationally, and the costs of constructing these towers may be higher than we expect, or we may not be able to add as many towers as planned in 2026. With respect to our domestic new builds, attractive locations may be scarce due to the density within a geographic market. If we are not able to increase our new build tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our international operations are subject to economic, political, and other risks that could materially and adversely affect our revenues or financial position.

Our current business operations in developing markets, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The site leasing revenues generated by our international operations were approximately 25.0% of our total revenues during the year ended December 31, 2025, and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will be subject to risks associated with doing business internationally, including:

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

•governmental regulations and restrictions impacting tower licenses, spectrum licenses, and concessions, including additional restrictions on the use or revocation of such licenses, concessions or spectrum and additional conditions to receive or maintain such licenses;

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

We are also exposed to risks operating in countries with high levels of inflation, including the risk that inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators and the risk that adverse economic conditions may discourage growth in consumer demand and consequently reduce our customers’ demand for our site leasing services. As of December 31, 2025, approximately 12.6% of our tenant leases in our international markets include fixed escalators.

Currency fluctuations may negatively affect our results of operations.

In Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, substantially all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In Brazil, Chile, and South Africa substantially all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars. Our foreign currency denominated revenues and expenses are translated into U.S. dollars at average exchange rates for inclusion in our consolidated financial statements.

For the year ended December 31, 2025, approximately 27.4% of our total site leasing revenue was generated by our international operations, of which 21.9% was generated in non-U.S. dollar currencies, including 13.6% which was denominated in Brazilian Reais. The exchange rates between our foreign currencies and the U.S. Dollar have fluctuated significantly in recent years and may continue to do so in the future. For example, the Brazilian Real has historically been subject to substantial volatility and weakened 4.0% when comparing the average rate for the years ended December 31, 2025 and 2024. This fluctuation has affected, and may in the future continue to affect, our reported results of operations.

Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of site leasing revenue, segment operating profit, assets, and/or liabilities. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast, and budget for our international operations and expansion efforts.

Furthermore, we have intercompany loan agreements with our foreign subsidiaries to borrow in U.S. Dollars. As of December 31, 2025 and 2024, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with our foreign subsidiaries was $0.9 billion and $1.1 billion, respectively. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, we remeasure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in our Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. Consequently, if the U.S. Dollar strengthens against the Brazilian Real, South African Rand, or the Tanzanian Shilling, our results of operations would be adversely affected. For the years ended December 31, 2025 and 2024, we recorded an $81.6 million gain and a $156.8 million loss, net of taxes, respectively, on the remeasurement of intercompany loans due to changes in foreign exchange rates. For the year ended December 31, 2025, we repaid $205.0 million under our intercompany loan agreements. Subsequent to December 31, 2025, we made no repayments under our intercompany loan agreements.

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

The FCC continues to auction new bands of spectrum, including Auction 108, Auction 110, and Auction 113. Our customers have been and are expected to be the primary winners of these auctions and subsequently deploy this spectrum on our portfolio which would provide us with a revenue growth opportunity. Any delays or failure of these auctions could negatively impact future demand for our towers. Similarly, any delays in the clearing or availability of this spectrum subsequent to these auctions could delay the related demand for our towers.

New technologies or network architecture or changes in a customer’s business model may reduce demand for our wireless infrastructure or negatively impact our revenues.

Improvements or changes in the efficiency, capacity and range with new technologies, architecture, and design of wireless networks or changes in a wireless service provider customer's business model may reduce the demand for our wireless infrastructure. Also, as customers deploy increased capital to develop and implement new technologies, they may allocate less of their budgets to lease space on our towers. In addition, other technologies and architectures, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbit) may, in the future, serve as substitutes for, or alternatives to, the traditional macro site communications architecture that is the basis of substantially all of our site leasing business. Certain small cell complementary network technologies or satellite services could shift a portion of our customers’ network investments away from traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. The majority of our tower portfolio comprises traditional macro sites and therefore is not as diversified into non-macro sites and other technologies and architectures as some of our competitors. Increased use of network sharing, roaming, or resale arrangements, resulting in reduced capital spending or a decision to sell or not renew their spectrum licenses or concessions, or network consolidation between operators could also result in reduction in demand for our wireless infrastructure. Any significant reduction in demand for our wireless infrastructure resulting from new technologies or new architectures or changes in a customer's business model may negatively impact our revenues or otherwise have a material adverse effect on our business and results of operations. In addition, while we are exploring and investing in ancillary services and emerging technologies, including our mobile edge computing initiative and private networks, those investments may not prove to be profitable. In addition, any failure on our part to evolve with developments in artificial intelligence, which is potentially more power-intensive and which may require levels of power that our facilities may not be designed to provide, may reduce the demand for our wireless infrastructure to the extent our competitors are more equipped to handle such developments.

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

As of December 31, 2025, the average remaining life under our ground leases and other property interests, including renewal options under our control, was approximately 35 years, and approximately 14.5% of our tower structures have ground leases or other property interests maturing in the next 10 years. Failure to protect our rights to the land under our towers may have a material adverse effect on our site leasing revenue and future growth.

We hold some of our towers through rights of use agreements, which are terminable in accordance with the terms of the respective agreements and provide us limited visibility regarding the relationship between the owner of the towers and the land owner.

We hold an aggregate of 4,068 towers through right of use agreements, pursuant to which we have the right to use and lease space on the tower to third parties, but do not own the tower. These agreements typically provide for multiple renewal periods, however, as these agreements are contractual, they may be terminated in accordance with their terms. If we were unable to renew our right of use for these agreements, then we would likely lose the revenue generated by the leasing tenants on such towers as the tenants may choose to remain on the tower to the extent feasible. In addition, as we do not own such towers, we are not a party to the ground lease agreement with the owner of the land underlying the towers. Consequently, we may not have visibility to the relationship between the land owner and the tower owner, including the term of any ground lease, and may not have the ability to promptly intervene if the land owner takes, or fails to take action, that would risk continued use of the tower, such as a sale of the parcel to a land aggregator, failure to pay taxes or condemnation actions. If the land owner was unable or unwilling to renew the ground lease with the tower owner, we could lose our ability to use the tower irrespective of our right of use agreement. For example, land owners have attempted, and may in the future attempt, to terminate our right of use agreements, which may have an adverse effect on our business and results of operations. During the year ended December 31, 2025, we generated $109.2 million of site leasing revenue from right of use towers. If we were to lose a significant number of our right to use towers it could adversely affect our site leasing revenue.

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

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft, and exploiting potentially vulnerable services, such as virtual private networks and collaboration platforms as a result of remote working), errors, adverse impacts of artificial intelligence, catastrophic events such as natural disasters, and other events beyond our control. If our, or those of our vendors’, computer systems and backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords). This could damage our reputation and disrupt our operations and the services we provide to customers, which could adversely affect our business and operating results. In addition, security incidents that impact our customers and other business partners could adversely affect our business and operating results. Furthermore, our investments in ancillary services and emerging technologies, including data centers and our mobile edge computing initiative, may leave us more vulnerable to security incidents, create new exposure for us to different types of security incidents or exacerbate the impact of such incidents on our business and operating results. In addition, we are in the process of upgrading our data processing systems and other operating technologies and taking other steps to improve the efficiency of our information technology. These upgrades may require us to divert financial, operational, technical, and managerial resources which could adversely affect our business and operations. Additionally, if we are unable to effectively upgrade and improve the efficiency of our information technology systems, we may experience disruptions to our operations and services.

Data privacy and protection laws are evolving globally and present risks related to our handling of sensitive data that could result in regulatory penalties or litigation.

A portion of the activities that support our business involve collection, storage, and transfer of sensitive data of our employees, tenants, ground lessors, and other third parties, including residential tenants as a result of our previous data center acquisitions that included a limited number of residential apartment units. In recent years, there has been increased public attention regarding the protection of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection and information security. The evolving nature of privacy laws in the U.S. and the other countries where we have operations could impact our compliance costs in handling such data. Many data privacy regulations also grant private rights of action, including Brazil's General Data Protection Law and certain state laws, such as California's Consumer Privacy Act. As interpretation and enforcement of these and other future data privacy regulations and industry standards evolve, we may incur costs related to litigation or regulatory penalties if we are alleged to be non-compliant.

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

We could have liability under environmental laws that could have a material adverse effect on our business, financial condition, and results of operations.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs generated prior to the 2018 tax year can be carried forward and used for up to 20 years, and all of our NOLs will remain subject to examination until three years after our NOLs are used or expire. NOLs generated starting in the 2018 tax year can be carried forward indefinitely but are subject to the 80% utilization limitation. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state, and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax benefits, including from our use of NOLs or other tax attributes, are challenged successfully by a taxing authority, we may be required to pay additional taxes or penalties, or make additional distributions, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the use of our NOLs depends on the effectiveness of our tax strategy and structure. REIT qualification requirements impose limitations that may restrict our flexibility to adjust our tax planning or organizational structure, which could limit or delay our ability to utilize these NOLs.

We are subject to income tax and other taxes in the geographic areas where we hold assets or operate, and we periodically receive notifications of audits, assessments, or other actions by taxing authorities. In certain jurisdictions, taxing authorities may issue notices and assessments that may not be reflective of the actual tax liability for which we will ultimately be liable.

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2020. In addition, the taxing authorities have issued income tax deficiencies related to the deductibility of foreign exchange losses on our intercompany loan for the 2020 tax year. We disagree with these assessments and are appealing with the higher appellate taxing authorities. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our results of operations or cash flows in any one period. As of December 31, 2025, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $109.7 million; excluding penalties and interest of $172.8 million.

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

The net income of our taxable REIT subsidiaries (“TRSs”) is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities to represent more than 25% of the value of our total assets for our tax year beginning in 2026, as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to remain qualified as a REIT. If we continue our international expansion, our TRS fair market value may cause us to exceed the above thresholds.

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

From time to time, we may generate REIT taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales, or offerings, to enable us to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs and our leverage, decrease our profitability, or require us to distribute amounts that would otherwise be invested in future acquisitions, new tower builds, or stock repurchases.

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

The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets through acquisitions to the extent there are opportunities that meet our return criteria and through the construction of new towers, then stock repurchases, and then cash dividend growth over time. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital. The actual timing and amount of distributions will be as determined and declared by our Board of Directors and will depend on, among other factors, our NOLs, our financial condition, earnings, debt covenants, and other possible uses of such funds. Consequently, our future distribution levels may fluctuate.

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

(1)System Monitoring and Testing. We work collaboratively with third-party industry experts and consultants to conduct regular vulnerability assessments and penetration testing from both outside and within our system networks. Our information security team utilizes endpoint software together with technology platforms and applications designed to enable it to monitor user and network behavior and origination points in real time both at our corporate headquarters as well as any of our sites globally. In addition, we conduct quarterly phishing campaign simulations which includes remediation training assignment for phish failures and notification to the respective Executive Vice President in the event of a failure by an employee in their department.

(2)Threat Identification & Response. Our internal information security team works collaboratively with our external industry consultants to identify threats utilizing analytics and metrics, which are aligned with the MITRE ATT&CK (Adversarial Tactics, Techniques, and Common Knowledge) Framework and aligned to mitigate attacks across various layers of our enterprise systems. We leverage the core functions of the NIST Cybersecurity Framework (Identify, Protect, Detect, Respond, and Recover) to constantly work toward identifying opportunities for further improvement and development of our risk mitigation strategies. We also build upon the principles of the ISO 27001 standard and have achieved ISO 27001:2022 certification for one of our data centers. As part of our response preparedness, our executive management team participates in comprehensive cyber incident response tabletop exercises annually simulating cybersecurity attack scenarios which simulate identifying, responding, recovering, and reporting of such an incident in accordance with our risk management programs.

(3)Defense Procedures & Preparedness. We have established and maintain a cyber incident response and a business continuity management plan to timely, consistently, and appropriately advise on our cyber threat response and recovery strategy that may occur despite our safeguards. The response plan is global in scope and covers the major phases of the incident response process, including preparation, detection and analysis, containment and investigation, notification (which may include timely notice to our Board if deemed material or appropriate), eradication and recovery, and incident closure and post-incident analysis. Our response plan is reviewed annually, regularly tested, and updated based on developments in the industry. Our business continuity management system includes targets and objectives, impact analyses and risk assessments, exercise and testing, training and awareness, documentation and standards for data centers and servers.

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

(5)Third-Party Risk Assessments. We maintain a comprehensive risk-based approach to identifying and overseeing potential cybersecurity risks presented by third parties, including our vendors and service providers. We have a dedicated information technology vendor management team that reports to our Chief Information Officer (“CIO”). We conduct initial and regular cybersecurity assessments of third-party vendors that we engage with in our operations and their information security policies and systems in order to identify, evaluate, and address potential vulnerabilities and we have developed a response plan for managing, and determining the magnitude of, any such third-party vulnerabilities.

(6)Team Member Education & Awareness. We remain dedicated to fostering an internal culture of cybersecurity, where all of our team members are trained to identify, respond, and report potential cybersecurity threats that may arise. New hires are required to participate in cybersecurity onboarding training, and current employees are responsible for completing mandatory cybersecurity training annually and phishing awareness training quarterly in the event of phish failures. Our leadership team participates in advanced, targeted cybersecurity training and exercises to ensure additional security. Our leadership team also participates in table-top exercises and trainings tailored to specific business units. For example, most recently each of our accounting, mergers and acquisitions, and human resources teams participated in successful table-top exercises which simulated cyber-attacks on our systems. All of our table-top exercises are facilitated by a third-party.

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

Our information security team, led by our CIO and Senior Director, IT Security and Compliance, has over 75 years of collective cybersecurity experience and maintains numerous active industry-recognized cyber certifications, such as Certified Information Security Manager (CISM), Certified Information Systems Security Professional (CISSP), and Certified Information Systems Auditor (CISA). Our information security team undertakes a variety of measures in the daily monitoring and management of cybersecurity risks across our business. For example, the information security team monitors our technology infrastructure with tools designed to detect suspicious behavior and decrypt VPN traffic on our systems globally. The information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. Some of these third-party monitoring functions continue throughout the year while other third-party security experts are periodically retained to audit specific areas of our cybersecurity program. In addition, our information security team works with our internal audit function to monitor reporting and escalation of cybersecurity incident reports from across our business. Our information security team also works with our Executive Vice President, Chief Administrative Officer and General Counsel on our data privacy program, including with respect to the preservation and protection of the integrity and confidentiality of our data and systems as needed.

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

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, right-of-use, and other similar interests. As of December 31, 2025, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases and other property interests, including renewal options under our control, is 35 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, for a total of 30 years or more.

Most of our towers have significant capacity available for additional antennas. We measure the available capacity of our existing facilities to support additional tenants and generate additional lease revenue by assessing several factors, including tower height, tower type, wind loading, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. As of December 31, 2025, we had an average of 1.8 tenants per site.

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

As of February 17, 2026, there were 273 record holders of our Class A common stock.

Dividends

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2025, $343.8 million of the federal NOLs are attributes of the REIT. We may use these NOLs to offset our REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as our NOLs have been fully utilized or expired. The amount of future distributions will be determined, from time to time, by our Board of Directors to balance our goal of increasing long-term shareholder value and retaining sufficient cash to implement our current capital allocation policy, which prioritizes investment in quality assets through acquisitions to the extent there are opportunities that meet our return criteria and through the construction of new towers, then stock repurchases, and then cash dividend growth over time. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital. The actual amount, timing, and frequency of future dividends, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2025:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

10/1/2025 - 10/31/2025	210,239	$191.21	210,239	$1,297,883,361
11/1/2025 - 11/30/2025	187,258	$196.58	187,258	$1,261,071,713
12/1/2025 - 12/31/2025	717,064	$189.58	717,064	$1,125,128,362
Total	1,114,561	$191.07	1,114,561	$1,125,128,362

On April 27, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.5 billion of our outstanding Class A common stock (the “Repurchase Plan”). The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. Subsequent to December 31, 2025, we repurchased 12 thousand shares of our Class A common stock for $2.2 million, at an average price per share of $188.66. Shares repurchased were retired. As of the date of this filing, we had $1.1 billion remaining under the current authorized share repurchase plan.

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

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Africa. During the year ended December 31, 2025, we sold all of our towers and ended our operations in both the Philippines and Colombia and sold substantially all of our operations in Canada. Our primary business line is our site leasing business, which contributed 97.9% of our total segment operating profit for the year ended December 31, 2025. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2025, we owned 46,328 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, and Africa. As of December 31, 2025, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the year ended December 31, 2025. In addition, as of December 31, 2025, approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively, and no other international market (each country is considered a market) represented more than 5% of our total towers.

We derive site leasing revenues primarily from wireless service provider tenants. Wireless service providers enter into (1) individual tenant site leases with us, each of which relates to the lease or use of space at an individual site or (2) MLAs with us, which provide for the material terms and conditions that will apply to multiple sites; although, in most cases, each individual site under a MLA is also governed by its own site leasing agreement which sets forth pricing and other site specific terms. Our tenant leases are generally for an initial term of five years to fifteen years with multiple renewal periods at the option of the tenant. Our tenant leases typically either (1) contain specific annual rent escalators, (2) escalate annually in accordance with an inflationary index, or (3) escalate using a combination of fixed and inflation adjusted escalators. In addition, our international site leases may include pass-through charges, such as rent related to ground leases and other property interests, utilities, property taxes, and fuel.

Cost of site leasing revenue primarily consists of:

•Cash and non-cash rental expense on ground leases, right-of-use, and other underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance;

•Fuel (primarily in those international markets that do not have an available electric grid at our tower sites); and

•Lease initial direct cost amortization.

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of December 31, 2025, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, substantially all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil, Chile, and South Africa, substantially all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Consolidated Financial Statements included in this annual report.

	For the year ended
Segment operating profit as a percentage of	December 31,

total operating profit	2025	2024	2023

Domestic site leasing	74.7%	75.9%	75.2%
International site leasing	23.2%	22.5%	22.2%
Total site leasing	97.9%	98.4%	97.4%

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

During 2026, we expect core leasing revenue to increase over 2025 levels, on a currency neutral basis, due in part to wireless carriers deploying unused spectrum, the full year impact of towers acquired and built during 2025, and the revenues from towers expected to be acquired and built during 2026, partially offset by increased churn primarily driven by Sprint and EchoStar. Generally, we believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

We expect churn to be elevated through 2026 due to churn in some of our markets. In our domestic markets, we currently expect churn to represent an aggregate of between $132.0 million and $136.0 million of cash site leasing revenue due in part to Sprint and EchoStar churn. In our international markets, we currently expect churn to represent an aggregate of between $36.0 million and $40.0 million of cash site leasing revenue due in part to Oi wireline churn.

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

Capital Allocation Strategy

Our capital allocation strategy is aimed at increasing shareholder value through investment in quality assets that meet our return criteria, stock repurchases, and by returning cash generated by our operations in the form of cash dividends. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital. Key elements of our capital allocation strategy include:

Portfolio Growth. We intend to continue to grow our asset portfolio, domestically and internationally, primarily through tower acquisitions to the extent that opportunities meet our internal return on invested capital criteria and through the construction of new towers.

Stock Repurchase Program. We currently utilize stock repurchases as part of our capital allocation policy. We believe that share repurchases, when purchased at the right price, will facilitate our goal of increasing our Adjusted Funds From Operations per share.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2025. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the non-cancelable term of the related lease agreements, which are generally five years to fifteen years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenue from site leasing represents 91% of our total revenue for the year ended December 31, 2025.

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

The site development segment represents approximately 9% of our total revenues for the year ended December 31, 2025. We account for site development revenue in accordance with ASC 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance for the years ended December 31, 2025 and 2024 was $171.3 million and $145.7 million, respectively, of which $48.3 million and $26.4 million related to the site development segment, respectively. We perform periodic credit evaluations of our customers. In addition, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case-by-case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable. Refer to Note 15 in our Consolidated Financial Statements included in this annual report for further detail of the site development segment.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities to provide improved income tax disclosures on an annual basis, primarily through enhanced disclosures related to rate reconciliation and income taxes paid information. We have elected to prospectively adopt the standard, refer to Note 14 in our Consolidated Financial Statements included in this annual report for our Income Tax disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring improved expense disclosures, in the notes to the financial statements, of public business entities to provide more detailed information about certain costs and expenses. The standard is effective for annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of this standard on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, modernizing the accounting for costs related to internal-use software. The standard removed the development stage model and requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and when it is probable that the project will be completed and the software will be used for its intended purposes. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We have elected to adopt the standard as of January 1, 2026. We do not expect that the adoption will have a material impact on our consolidated financial statements and related disclosures.

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

Year Ended 2025 Compared to Year Ended 2024

Revenues and Segment Operating Profit:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,865,602	$1,861,424	$—	$4,178	0.2%
International site leasing	705,039	665,341	(11,517)	51,215	7.7%
Site development	244,498	152,869	—	91,629	59.9%
Total	$2,815,139	$2,679,634	$(11,517)	$147,022	5.5%
Cost of Revenues
Domestic site leasing	$279,205	$269,168	$—	$10,037	3.7%
International site leasing	212,795	193,829	(2,843)	21,809	11.3%
Site development	198,972	118,730	—	80,242	67.6%
Total	$690,972	$581,727	$(2,843)	$112,088	19.3%
Operating Profit
Domestic site leasing	$1,586,397	$1,592,256	$—	$(5,859)	(0.4%)
International site leasing	492,244	471,512	(8,674)	29,406	6.2%
Site development	45,526	34,139	—	11,387	33.4%

Revenues

Domestic site leasing revenues increased $4.2 million for the year ended December 31, 2025, as compared to the prior year, primarily due to (1) organic site leasing growth from new leases, amendments, and contractual rent escalators and (2) revenues from 66 towers acquired and 54 towers built since January 1, 2024, partially offset by Sprint and other lease non-renewals and a decrease in non-cash straight line revenue.

International site leasing revenues increased $39.7 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $51.2 million. These changes were primarily due to (1) revenues from 7,266 towers acquired (including 7,110 towers related to the Millicom transaction) and 904 towers built since January 1, 2024, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) increases in reimbursable pass-through expenses and non-cash straight line revenue, partially offset by lease non-renewals, tower divestitures and a decrease in lease early termination fees. Site leasing revenue in Brazil represented 13.6% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues increased $91.6 million for the year ended December 31, 2025, as compared to the prior year, as a result of increased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $5.9 million for the year ended December 31, 2025, as compared to the prior year, primarily due to Sprint and other lease non-renewals.

International site leasing segment operating profit increased $20.7 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $29.4 million. These changes were primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2024.

Site development segment operating profit increased $11.4 million for the year ended December 31, 2025, as compared to the prior year, as a result of increased carrier activity.

Selling, General, and Administrative Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$129,447	$132,627	$—	$(3,180)	(2.4%)
International site leasing	72,860	64,583	(708)	8,985	13.9%
Total site leasing	$202,307	$197,210	$(708)	$5,805	2.9%
Site development	12,936	13,983	—	(1,047)	(7.5%)
Other	62,368	47,563	—	14,805	31.1%
Total	$277,611	$258,756	$(708)	$19,563	7.6%

Selling, general, and administrative expenses increased $18.9 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $19.6 million. These changes were driven primarily by increases in personnel and other support related costs (as a result of our increased presence in certain markets and entrance into Honduras), bad debt reserves, and non-cash compensation, partially offset by lower costs associated with our market divestitures.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$20,371	$14,954	$—	$5,417	36.2%
International site leasing	6,949	10,992	79	(4,122)	(37.5%)
Total	$27,320	$25,946	$79	$1,295	5.0%

Domestic acquisition and new business initiatives related adjustments and expenses increased $5.4 million for the year ended December 31, 2025, as compared to the prior year. This change was primarily a result of higher new business initiative activity and an increase in our third party acquisition and integration costs as compared to the prior year.

International acquisition and new business initiatives related adjustments and expenses decreased $4.0 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, international acquisition and new business initiatives related adjustments and expenses decreased $4.1 million. These changes were primarily as a result of a decrease in our third party acquisition and integration costs and lower new business initiative activity.

Asset Impairment and Decommission Costs:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$122,422	$49,777	$—	$72,645	145.9%
International site leasing	60,887	57,030	(24,580)	28,437	49.9%
Total site leasing	$183,309	$106,807	$(24,580)	$101,082	94.6%
Other	856	1,118	—	(262)	(23.4%)
Total	$184,165	$107,925	$(24,580)	$100,820	93.4%

Asset impairment and decommission costs increased $76.2 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, asset impairment and decommission costs increased $100.8 million. These changes were primarily as a result of an increase in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers (primarily related to EchoStar and Oi), partially offset by a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expenses:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$148,140	$145,041	$—	$3,099	2.1%
International site leasing	132,107	113,549	(2,309)	20,867	18.4%
Total site leasing	$280,247	$258,590	$(2,309)	$23,966	9.3%
Site development	3,909	3,560	—	349	9.8%
Other	8,129	7,367	—	762	10.3%
Total	$292,285	$269,517	$(2,309)	$25,077	9.3%

Depreciation, accretion, and amortization expense increased $22.8 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $25.1 million. These changes were primarily due to the increase in the number of towers we acquired and built since January 1, 2024, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$1,166,017	$1,249,857	$—	$(83,840)	(6.7%)
International site leasing	219,441	225,358	18,844	(24,761)	(11.0%)
Total site leasing	$1,385,458	$1,475,215	$18,844	$(108,601)	(7.4%)
Site development	28,681	16,596	—	12,085	72.8%
Other	(71,353)	(56,048)	—	(15,305)	27.3%
Total	$1,342,786	$1,435,763	$18,844	$(111,821)	(7.8%)

Domestic site leasing operating income decreased $83.8 million for the year ended December 31, 2025, as compared to the prior year, primarily due to increases in asset impairment and decommission costs, acquisition and new business initiatives related adjustments and expenses, and depreciation, accretion, and amortization expense and lower segment operating profit, partially offset by a decrease in selling, general, and administrative expenses.

International site leasing operating income decreased $5.9 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, international site leasing operating income decreased $24.8 million. These changes were primarily due to increases in depreciation, accretion, and amortization expense, asset impairment and decommission costs, and selling, general, and administrative expenses, partially offset by higher segment operating profit and a decrease in acquisition and new business initiatives related adjustments and expenses.

Site development operating income increased $12.1 million for the year ended December 31, 2025, as compared to the prior year, primarily due to higher segment operating profit driven by increased carrier activity and a decrease in selling, general, and administrative expenses.

Other operating expense increased $15.3 million for the year ended December 31, 2025, as compared to the prior year, primarily due to an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$31,676	$41,962	$(152)	$(10,134)	(24.2%)
Interest expense	(467,910)	(399,778)	(57)	(68,075)	17.0%
Non-cash interest expense	(8,857)	(27,661)	—	18,804	(68.0%)
Amortization of deferred financing fees	(21,866)	(21,265)	—	(601)	2.8%
Loss from extinguishment of debt, net	—	(5,940)	—	5,940	(100.0%)
Other income (expense), net	366,209	(250,415)	357,111	259,513	(3,187.7%)
Total	$(100,748)	$(663,097)	$356,902	$205,447	(48.8%)

Interest income decreased $10.3 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, interest income decreased $10.1 million. These changes were primarily due to a lower amount of interest-bearing deposits held as compared to the prior year and a decrease in interest received on a loan to an unconsolidated joint venture as the loan was repaid on March 21, 2025.

Interest expense increased $68.1 million for the year ended December 31, 2025, as compared to the prior year. This change was primarily due to our cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025.

Non-cash interest expense decreased $18.8 million for the year ended December 31, 2025, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Loss from extinguishment of debt, net was $5.9 million for the year ended December 31, 2024 which primarily represents the write-off of $3.3 million of unamortized financing fees and $1.2 million of the original issuance discount associated with the repayment of the 2018 Term Loan in January 2024.

Other income (expense), net includes a $208.4 million gain on sale of assets and a $121.5 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the year ended December 31, 2025, while the prior year period included a $236.5 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(187,582)	$(23,989)	$(122,148)	$(41,445)	39.3%

Provision for income taxes increased $163.6 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, provision for income taxes increased $41.4 million. These changes were primarily due to an increase in current taxes due to the sale of our Canadian towers.

Net Income:

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$1,054,456	$748,677	$253,598	$52,181	5.7%

Net income increased $305.8 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, net income increased $52.2 million. These changes were primarily due to increases in other income (expense), net and site development segment operating income and decreases in non-cash interest expense and loss from extinguishment of debt, partially offset by increases in provision for income taxes, interest expense and other operating expense and decreases in domestic segment operating income, interest income, and international segment operating income.

Year Ended 2024 Compared to Year Ended 2023

For a discussion of our 2024 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 26, 2025.

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

Management uses Adjusted EBITDA in evaluating, and believes that it is useful to investors in evaluating, the profitability of our operations and to evaluate our performance 1) from period to period and (2) compared to our competitors, by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. In addition, Adjusted EBITDA is a widely used performance measure across the telecommunications real estate sector and management believes that it allows investors to evaluate our comparative performance without regard to items such as depreciation, amortization, and accretion, which can vary across different companies depending upon accounting methods and the book value of assets. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to the 2020 Senior Notes and 2021 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the year ended				Constant
	December 31,		Foreign	Constant	Currency
	2025	2024	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$1,054,456	$748,677	$253,598	$52,181	5.7%
Non-cash straight-line leasing revenue	(6,436)	(10,851)	(235)	4,650	(42.9%)
Non-cash straight-line ground lease expense	(4,624)	(7,668)	23	3,021	(39.4%)
Non-cash compensation	75,734	74,374	53	1,307	1.8%
Loss from extinguishment of debt, net	—	5,940	—	(5,940)	(100.0%)
Other (income) expense, net	(366,209)	250,415	(357,111)	(259,513)	3,187.7%
Acquisition and new business initiatives
related adjustments and expenses	27,320	25,946	79	1,295	5.0%
Asset impairment and decommission costs	184,165	107,925	(24,580)	100,820	93.4%
Interest income	(31,676)	(41,962)	152	10,134	(24.2%)
Interest expense (1)	498,633	448,704	57	49,872	11.1%
Depreciation, accretion, and amortization	292,285	269,517	(2,309)	25,077	9.3%
Provision for income taxes (2)	188,456	23,328	122,172	42,956	41.0%
Adjusted EBITDA	$1,912,104	$1,894,345	$(8,101)	$25,860	1.4%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $17.8 million for the year ended December 31, 2025, as compared to the prior year. On a constant currency basis, Adjusted EBITDA increased $25.9 million. These changes were primarily due to increases in international site leasing segment operating profit and site development segment operating profit, partially offset by an increase in cash selling, general, and administrative expenses and a decrease in domestic site leasing segment operating profit.

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

Our capital allocation policy, which is built upon predictable strong cash flows, continues to prioritize opportunistically investment in quality assets, through acquisitions to the extent there are opportunities that meet our return criteria and through the construction of new towers, then stock repurchases, and then cash dividend growth over time. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital.

A summary of our cash flows is as follows:

	For the year ended December 31,
	2025	2024

	(in thousands)
Cash provided by operating activities	$1,291,328	$1,334,866
Cash used in investing activities	(601,829)	(809,310)
Cash (used in) provided by financing activities	(1,663,575)	645,742
Change in cash, cash equivalents, and restricted cash	(974,076)	1,171,298
Effect of exchange rate changes on cash, cash equiv., and restricted cash	10,440	(21,587)
Cash, cash equivalents, and restricted cash, beginning of year	1,400,657	250,946
Cash, cash equivalents, and restricted cash, end of year	$437,021	$1,400,657

Operating Activities

Cash provided by operating activities was $1,291.3 million for the year ended December 31, 2025 as compared to $1,334.9 million for the year ended December 31, 2024. The decrease was primarily due to increases in net interest expense and cash selling, general, and administrative expenses, as well as increases in cash outflows associated with working capital changes related to the timing of customer payments and a decrease in domestic site leasing segment operating profit. The decrease was partially offset by (1) increases in international site leasing segment operating profit and site development segment operating profit and (2) decreases in tower and equipment decommission costs.

Investing Activities

A detail of our investing activities is as follows:

	For the year ended December 31,
	2025	2024

	(in thousands)
Acquisitions of towers and related assets	$(1,009,935)	$(243,635)
Land buyouts and other assets (1)	(48,893)	(56,176)
Construction and related costs	(108,973)	(119,853)
Augmentation and tower upgrades	(57,679)	(53,554)
Tower maintenance	(53,547)	(49,210)
General corporate	(4,620)	(5,532)
Purchase of investments	(1,166,312)	(1,800,683)
Proceeds from sale of investments	1,404,262	1,536,750
Repayment (funding) of loan to unconsolidated joint venture	115,000	(11,100)
Proceeds from sale of assets	330,650	333
Other investing activities	(1,782)	(6,650)
Net cash used in investing activities	$(601,829)	$(809,310)

(1)Excludes $12.2 million and $24.9 million spent to extend ground lease terms for the years ended December 31, 2025 and 2024, respectively. We recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of our Consolidated Statements of Cash Flows.

Subsequent to year end, we closed on an acquisition for the rights to land underneath approximately 3,900 communication sites in Guatemala for $109.0 million. As of the date of this filing, we purchased or are under contract to purchase 48 communication sites for an aggregate consideration of $45.0 million in cash. We anticipate that these acquisitions will be closed by the end of the second quarter of 2026.

For 2026, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $67.0 million to $77.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $430.0 million to $450.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the year ended December 31,
	2025	2024

	(in thousands)
Net repayments under Revolving Credit Facility (1)	$475,000	$(180,000)
Proceeds from issuance of Term Loans, net of fees (1)	—	2,280,565
Repayment of Term Loans (1)	(23,000)	(2,292,244)
Proceeds from issuance of Tower Securities, net of fees (1)	—	2,052,136
Repayment of Tower Securities (1)	(1,165,000)	(620,269)
Repurchase and retirement of common stock (2)	(497,805)	(200,019)
Payment of dividends on common stock	(479,012)	(424,191)
Proceeds from employee stock purchase/stock option plans, net of taxes	30,047	17,185
Other financing activities	(3,805)	12,579
Net cash (used in) provided by financing activities	$(1,663,575)	$645,742

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)During the year ended December 31, 2025, we purchased 2.5 million shares of our Class A common stock for $497.8 million at an average price per share of $200.73. Amounts reflected in the table are based on the settlement date. Subsequent to December 31, 2025, we purchased 12 thousand shares of our Class A common stock for $2.2 million at an average price per share of $188.66.

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 26, 2025.

Dividends

For the year ended December 31, 2025, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025
April 27, 2025	May 22, 2025	$1.11	$119.4 million	June 17, 2025
August 3, 2025	August 21, 2025	$1.11	$119.1 million	September 18, 2025
November 2, 2025	November 13, 2025	$1.11	$118.2 million	December 11, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 and 2024 were ordinary taxable dividends.

Subsequent to December 31, 2025, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 25, 2026	March 13, 2026	$1.25	March 27, 2026

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2025, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2025, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the year ended December 31, 2025, we did not issue any securities under our automatic shelf registration statement.

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

The Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Net Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. As of December 31, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $2.0 billion aggregate principal amount may be borrowed, repaid, and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing through the maturity date of January 25, 2029. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate or Term SOFR Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how we perform against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	December 31, 2025 (1)	December 31, 2025 (2)

Revolving Credit Facility	4.815%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes our Revolving Credit Facility activity during the years ended December 31, 2025 and 2024:

	For the year
	ended December 31,
	2025	2024

	(in thousands)
Beginning outstanding balance	$—	$180,000
Borrowings	695,000	370,000
Repayments	(220,000)	(550,000)
Ending outstanding balance	$475,000	$—

Subsequent to December 31, 2025, we borrowed $775.0 million and repaid $45.0 million under the Revolving Credit Facility, and as of the date of this filing, $1.205 billion was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

On January 25, 2024, we, through our wholly owned subsidiary, SBA Senior Finance II, issued a term loan (the “2024 Term Loan”) under the amended and restated Senior Credit Agreement. The 2024 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $2.3 billion that matures on January 25, 2031. The 2024 Term Loan (as amended on October 2, 2024) accrues interest, at SBA Senior Finance II’s election, at either the Base Rate (with a zero Base Rate floor) plus 75 basis points or at Term SOFR (with a floor of 0%) plus 175 basis points. The 2024 Term Loan was issued at 99.75% of par value. The 2024 Term Loan has a blended rate of 5.200%, which includes the impact of the current interest rate swap. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 5.470% as of December 31, 2025.

Principal payments on the 2024 Term Loan are made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $5.75 million. We incurred financing fees of approximately $19.4 million in relation to this transaction, which are being amortized through the maturity date.

During the year ended December 31, 2025, we repaid an aggregate of $23.0 million of principal on the 2024 Term Loan. As of December 31, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Interest Rate Swaps

As of December 31, 2025, we, through our wholly owned subsidiary, SBA Senior Finance II, had interest rate swap agreements on our 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2025, we, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $7.2 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,498 tower sites owned by the Borrowers as of December 31, 2025. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within six months (in the case of the component corresponding to the 2024-2C Tower Securities), twelve months (in the case of the component corresponding to the 2020-1C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2022-1C Tower Securities), eighteen months (in the case of the components corresponding to the 2020-2C Tower Securities and 2021-3C Tower Securities), or twenty-four months (in the case of the component corresponding to the 2024-1C Tower Securities) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

The table below sets forth the material terms of our outstanding Tower Securities as of December 31, 2025:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2020-1C Tower Securities (2)	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052
2024-1C Tower Securities	Oct. 11, 2024	$1,450.0	4.831%	Oct. 9, 2029	Oct. 8, 2054
2024-2C Tower Securities (3)	Oct. 11, 2024	$620.0	4.654%	Oct. 8, 2027	Oct. 8, 2054

(1)Interest paid monthly.

(2)On January 9, 2026, we, using borrowings from the Revolving Credit Facility, repaid the aggregate principal amount of the 2020-1C Tower Securities.

(3)The interest rate reflected is the all-in fixed rate which includes the impact of the treasury lock agreement entered into on September 11, 2024 which settled upon issuance of the notes. The treasury lock agreement fixed the three-year treasury rate at 3.3985% for $620.0 million of notional value related to the 2024-2C Tower Securities issued on October 11, 2024. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrue interest at 5.115%.

The table below sets forth the material terms of our Tower Securities that were repaid during the years ended December 31, 2025, 2024, and 2023:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Actual Repayment Date
2019-1C Tower Securities	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 15, 2025
2014-2C Tower Securities	Oct. 15, 2014	$620.0	3.869%	Oct. 8, 2024	Oct. 8, 2024

(1)Interest was paid monthly.

Risk Retention Tower Securities

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2020-2R Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, 2022-1R Tower Securities, and 2024-1R Tower Securities eliminate in consolidation. Principal and interest payments made on the 2019-1R Tower Securities eliminated in consolidation.

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of December 31, 2025:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2020-2R Tower Securities (2)	Jul. 14, 2020	$71.1	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052
2024-1R Tower Securities	Oct. 11, 2024	$108.7	6.252%	Oct. 9, 2029	Oct. 8, 2054

(1)Interest paid monthly.

(2)On January 30, 2026, we repaid $39.5 million of the principal amount of the 2020-2R Tower Securities. As of the date of this filing, the remaining balance of the 2020-2R Tower Securities was $31.6 million.

The table below sets forth the material terms of our Risk Retention Tower Securities that were repaid during the years ended December 31, 2025, 2024, and 2023:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Actual Repayment Date
2019-1R Tower Securities	Sep. 13, 2019	$61.4	4.213%	Jan. 12, 2025	Jan. 15, 2025

Debt Covenants

As of December 31, 2025, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC, (2) merge, consolidate, or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC (as defined in the Indentures) to incur liens securing indebtedness. We may redeem each of the senior notes prior to their maturity date at 100% of the principal plus accrued and unpaid interest.

The table below sets forth the material terms of our outstanding senior notes as of December 31, 2025:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1

Debt Service

As of December 31, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended December 31, 2026 based on the amounts outstanding as of December 31, 2025 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$25,006
2024 Term Loan (2)	140,508
2020-1C Tower Securities (3)	750,556
2020-2C Tower Securities	14,159
2021-1C Tower Securities	1,181,842
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	58,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$2,413,238

(1)As of December 31, 2025, $475.0 million was outstanding under the Revolving Credit Facility. Subsequent to December 31, 2025, we borrowed $775.0 million and repaid $45.0 million under the Revolving Credit Facility, and as of the date of this filing, $1.205 billion was outstanding.

(2)Total debt service on the 2024 Term Loan reflects a blended rate of 5.200%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swap, the 2024 Term Loan was accruing interest at 5.470% as of December 31, 2025.

(3)On January 9, 2026, we repaid the aggregate principal amount of the 2020-1C Tower Securities.

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

The following table presents the future principal payment obligations, fair values, and interest payments associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$475,000	$—	$—	$475,000	$475,000
2024 Term Loan	23,000	23,000	23,000	23,000	23,000	2,144,750	2,259,750	2,271,049
2020-1C Tower Securities (1)	750,000	—	—	—	—	—	750,000	722,460
2020-2C Tower Securities (1)	—	—	600,000	—	—	—	600,000	513,798
2021-1C Tower Securities (1)	1,165,000	—	—	—	—	—	1,165,000	1,003,356
2021-2C Tower Securities (1)	—	895,000	—	—	—	—	895,000	852,022
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	675,797
2022-1C Tower Securities (1)	—	—	850,000	—	—	—	850,000	867,034
2024-1C Tower Securities (1)	—	—	—	1,450,000	—	—	1,450,000	1,446,129
2024-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	625,425
2020 Senior Notes	—	1,500,000	—	—	—	—	1,500,000	1,488,615
2021 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,434,375
Total debt obligation	$1,938,000	$3,038,000	$1,473,000	$3,448,000	$23,000	$3,039,750	$12,959,750	$12,375,060

Interest payments (2)	$475,238	$390,339	$285,623	$201,097	$141,000	$26,369	$1,519,665

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to “Debt Instruments and Debt Service Requirements” above.

(2)Represents interest payments based on the 2020-1C Tower Securities interest rate of 1.884%, the 2020-2C Tower Securities interest rate of 2.328%, the 2021-1C Tower Securities interest rate of 1.631%, the 2021-2C Tower Securities interest rate of 1.840%, the 2021-3C Tower Securities interest rate of 2.593%, the 2022-1C Tower Securities interest rate of 6.599%, the 2024-1C Tower Securities interest rate of 4.831%, the 2024-2C Tower Securities of all-in interest rate of 4.654%, the 2024 Term Loan at an average interest rate of 5.200% (which includes the impact of interest rate swaps) as of December 31, 2025, the 2020 Senior Notes interest rate of 3.875%, and the 2021 Senior Notes interest rate of 3.125%.

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of December 31, 2025. As of December 31, 2025, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 0.8% for the year ended December 31, 2025.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Chile, Peru, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Chile, and South Africa, we receive significantly all of our revenue and pay substantially all of our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. For the year ended December 31, 2025, approximately 20.0% of our revenues and approximately 26.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2025. The analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 0.7%, respectively, for the year ended December 31, 2025.

As of December 31, 2025, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at December 31, 2025 would have resulted in approximately $91.8 million of unrealized gains or losses that would have been included in Other income (expense), net in our Consolidated Statements of Operations for the year ended December 31, 2025.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including our expectations and beliefs regarding:

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

•the demand for our services and the future capital investments of our customers (including with respect to the implementation of broad based 5G availability and as a result of artificial intelligence and emerging high-performance applications);

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

•our future liquidity requirements, including our debt service in 2026, and our ability to meet such requirements with cash on hand, capacity under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, and assumptions. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date hereof, unless otherwise required by law. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

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

•our ability to successfully manage the risks associated with international operations, including risks relating to competition, political or economic conditions, inflation, potential tariffs, tax laws, currency restrictions, and exchange rate fluctuations, legal or judicial systems, and land ownership, including land ownership risks with respect to towers we do not own;

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

•the ability of our customers to perform under their contractual and financial obligations;

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SBA Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SBA Communications Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boca Raton, Florida

February 27, 2026

ITEM 9B. OTHER INFORMATION

(a) Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Cavanagh Employment Agreement

On February 25, 2026, the Company entered into an amended and restated employment agreement with Brendan T. Cavanagh (the “Employment Agreement”), which extends the term of the Employment Agreement until December 31, 2028. The Employment Agreement reflects an annual base salary of $985,000 and target bonus of 175% of annual base salary (the “Minimum Target Bonus”). Payment of the bonus is contingent upon the achievement of performance goals established and assessed solely at the discretion of the Compensation Committee of the Company’s Board of Directors.

Pursuant to the Employment Agreement, Mr. Cavanagh is entitled to a severance payment, upon his termination without Cause or upon resignation for Good Reason (each as defined in the Employment Agreement), equal to the sum of (i) an amount equal to the pro rata portion of the Minimum Target Bonus for the period of service in the year in which the termination or resignation occurs, plus (ii) an amount equal to the product of the Applicable Multiple (as defined below) multiplied by the sum of (a) Mr. Cavanagh’s base salary for the year in which the termination or resignation occurs, (b) the Minimum Target Bonus for the year in which the termination or resignation occurs , and (c) the greater of (1) $33,560 and (2) the value of all medical, dental, health, life and other fringe benefit plans for the year in which the termination or resignation occurs (collectively, the “Severance Payment”). As defined in the Employment Agreement, the “Applicable Multiple” means (i) two, in the event the termination without Cause or resignation for Good Reason occurs prior to a Change in Control of the Company (as defined in the Employment Agreement); and (ii) three, in the event the termination without Cause or resignation for Good Reason occurs on or after a Change in Control of the Company or within six months prior to the date on which a Change in Control occurs, if it is reasonably demonstrated that such termination without Cause or resignation for Good Reason was in contemplation of the Change in Control. The Severance Payment is payable in a lump sum upon execution of a full release and waiver of claims.

All other material terms of the Employment Agreement, including the definitions of Cause, Change in Control and Good Reason and the provisions for non-competition, non-interference, non-disparagement, and non-disclosure during his employment and for a period after termination remained the same.

(b) 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(c) of Regulation S-K.

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12, other than the information regarding the Registrant’s equity plans set forth below required by Item 201(d) of Regulation S-K, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

Equity Compensation Plan

The following table summarizes information with respect to the Registrant’s compensation plans under which the Registrant’s equity securities are authorized for issuance as of December 31, 2025:

Equity Compensation Plan Information
As of December 31, 2025
(in thousands, except exercise price)
Number of Securities
	Number of Securities		Weighted-Average	Remaining Available for
	to be Issued		Exercise Price	Future Issuance Under
	Upon Exercise of		of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in first column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders
2010 Plan	516		$182.88	—
2020 Plan	716	(1)	10.85	1,591
Equity compensation plans not approved by
security holders	—			—
Total	1,232		$82.91	1,591

(1)Included in the number of securities in column (a) is 480,251 restricted stock units and 206,053 performance-based restricted stock units, which have no exercise price. The weighted-average exercise price of outstanding options, warrants, and rights (excluding restricted stock units) is $259.16.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

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

Schedule III—Schedule of Real Estate and Accumulated Depreciation

						Gross				Life on Which
					Cost	Amount	Accumulated			Depreciation
					Capitalized	Carried	Depreciation			in Latest
				Initial	Subsequent	at Close	at Close			Income
				Cost to	to	of Current	of Current	Date of	Date	Statement is
Description		Encumbrances		Company	Acquisition	Period	Period	Construction	Acquired	Computed

(in thousands)
46,328 sites	(1)	$9,959,750	(2)	(3)	(3)	$8,928,497 (4)	$(4,396,767)	Various	Various	Up to 70 years	(5)

(1)No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)As of December 31, 2025, certain assets secure debt of $10.0 billion.

(3)The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)Does not include those sites under construction.

(5)Amounts include the acquisition of the exclusive right to lease and operate utility transmission structures, which included existing wireless tenant licenses from PG&E.

	2025	2024	2023

	(in thousands)
Gross amount at beginning	$8,213,791	$8,231,510	$7,993,750
Additions during period:
Acquisitions (1)	595,125	34,350	22,081
Construction and related costs on new builds	86,405	131,539	59,873
Augmentation and tower upgrades	58,093	54,181	82,917
Land buyouts and other assets	29,993	31,739	32,247
Tower maintenance	53,883	50,182	49,471
Other (2)	3,188	2,942	35,880
Total additions	826,687	304,933	282,469
Deductions during period:
Cost of real estate sold or disposed (3)	(119,735)	(437)	(8,024)
Impairment (4)	(132,784)	(73,977)	(119,307)
Other (5)	140,538	(248,238)	82,622
Total deductions	(111,981)	(322,652)	(44,709)
Balance at end	$8,928,497	$8,213,791	$8,231,510

(1)Inclusive of changes between the final purchase price allocation and the preliminary purchase price allocations.

(2)Represents changes to the Company’s asset retirement obligations.

(3)Costs of real estate sold or disposed for the year ended December 31, 2025 include the impact of the Company’s sale of its Philippines, Colombia, and Canada towers.

(4)Impairment charges for the year ended December 31, 2023 include the impact of the planned abandonment of identified sites with minimal expectations of future economic benefit (primarily from Sprint and Oi related churn).

(5)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

	2025	2024	2023

	(in thousands)
Gross amount of accumulated depreciation at beginning	$(4,291,860)	$(4,232,369)	$(3,925,893)
Additions during period:
Depreciation	(152,188)	(128,548)	(300,458)
Other (1)	(25,787)	(693)	(14,339)
Total additions	(177,975)	(129,241)	(314,797)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	73,068	24,210	8,070
Other (1)	—	45,540	251
Total deductions	73,068	69,750	8,321
Balance at end	$(4,396,767)	$(4,291,860)	$(4,232,369)

(1)Primarily represents cumulative translation adjustments related to changes in foreign currency exchange rates.

(3) Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Period Covered or Date of Filing
3.1	Amended and Restated Articles of Incorporation of SBA Communications Corporation, effective as of January 13, 2017.	8-K	01/17/17
3.2	Articles of Merger, effective as of January 13, 2017.	8-K	01/17/17
3.3	Second Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 14, 2017.	8-K	01/18/17
4.1	Description of Capital Stock	8-K	01/17/17
4.30	Indenture dated as of February 4, 2020, between SBA Communications Corporation and U.S. Bank National Association	8-K	02/07/20
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

		10-K	Year ended December 31, 2016
10.75B	SBA Communications Corporation 2018 Employee Stock Purchase Plan.†	S-8 (333-225139)	05/23/18
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.85G	Second Amended and Restated Employment Agreement, dated as of February 19, 2024, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-K	Year ended December 31, 2023
10.85H	Third Amended and Restated Employment Agreement, dated as of February 25, 2026, between SBA Communications Corporation and Brendan T. Cavanagh.†*
10.89A	SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended June 30, 2017
10.90	SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-Q	Quarter ended June 30, 2020
10.91	Form of Incentive Stock Option Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018
10.92	Form of Restricted Stock Unit Agreement (U.S. and non-U.S. employees and officers) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan, as amended and restated.†	10-Q	Quarter ended September 30, 2018

10.95	Purchase Agreement, dated January 21, 2020, between SBA Communications Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers listed on Schedule I thereto.	8-K	02/07/20
10.96	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	10-Q	Quarter ended March 31, 2020
10.97	SBA Communications Corporation Executive Severance Plan	10-K	Year ended December 31, 2023
10.98	Form of Restricted Stock Unit Agreement (Time and Performance Based) pursuant to SBA Communications Corporation 2020 Performance and Equity Incentive Plan.†	10-K	Year ended December 31, 2024
19.1	SBA Communications Corporation Insider Trading Policy	10-K	Year ended December 31, 2024
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97	SBA Communications Corporation Executive Officer Clawback Policy	10-K	Year ended December 31, 2023
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh Chief Executive Officer and President
Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Stoops	Chairman of the Board of Directors	February 27, 2026
Jeffrey A. Stoops

/s/ Brendan T. Cavanagh	Chief Executive Officer and President	February 27, 2026
Brendan T. Cavanagh	(Principal Executive Officer)

/s/ Marc Montagner	Chief Financial Officer and Executive Vice President	February 27, 2026
Marc Montagner	(Principal Financial Officer)

/s/ Saul Kredi	Chief Accounting Officer and Vice President	February 27, 2026
Saul Kredi	(Principal Accounting Officer)

/s/ Steven E. Bernstein	Director	February 27, 2026
Steven E. Bernstein

/s/ Mary S. Chan	Director	February 27, 2026
Mary S. Chan

/s/ Laurie Bowen	Director	February 27, 2026
Laurie Bowen

/s/ George R. Krouse Jr.	Director	February 27, 2026
George R. Krouse Jr.

/s/ Jack Langer	Director	February 27, 2026
Jack Langer

/s/ Kevin L. Beebe	Director	February 27, 2026
Kevin L. Beebe

/s/ Amy E. Wilson	Director	February 27, 2026
Amy E. Wilson

/s/ Jay L. Johnson	Director	February 27, 2026
Jay L. Johnson

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SBA Communications Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Accounting for Ground Leases
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes a right-of-use asset and a lease liability for its operating lease contracts, initially measured at the present value of the lease payments over the lease term. As of December 31, 2025, the Company had $2.5 billion of operating lease right-of-use assets, net, $297.1 million of current operating lease liabilities, and $2.1 billion of long-term lease liabilities. For the period ended December 31, 2025, the total operating lease right-of-use assets obtained for new operating lease liabilities were $217.9 million, and operating lease right-of-use asset adjustments associated with lease modifications and reassessments were $160.0 million. The Company’s primary operating lease obligations are its long-term lease contracts for land that underlies its tower structures. The Company’s ground leases generally do not provide a readily determinable implicit discount rate. When the rate implicit in the lease is not readily determinable, the Company calculates the present value of the lease payments by estimating the Company’s incremental borrowing rate (“IBR”). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The IBR is computed on a lease-by-lease basis when the Company enters into a new lease, upon a lease modification, or upon a lease reassessment event.

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

Boca Raton, Florida

February 27, 2026

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$264,568	$189,841
Restricted cash	167,804	1,206,653
Accounts receivable, net	171,256	145,695
Costs and estimated earnings in excess of billings on uncompleted contracts	28,152	19,198
Prepaid expenses and other current assets	141,651	417,333
Total current assets	773,431	1,978,720
Property and equipment, net	3,401,799	2,792,084
Intangible assets, net	2,882,117	2,388,707
Operating lease right-of-use assets, net	2,540,229	2,292,459
Acquired and other right-of-use assets, net	1,325,443	1,308,269
Other assets	651,993	657,097
Total assets	$11,575,012	$11,417,336
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$73,034	$59,549
Accrued expenses	93,502	81,977
Current maturities of long-term debt	1,935,802	1,187,913
Deferred revenue	117,309	127,308
Accrued interest	65,036	62,239
Current lease liabilities	299,604	261,017
Other current liabilities	94,014	17,933
Total current liabilities	2,678,301	1,797,936
Long-term liabilities:
Long-term debt, net	10,964,466	12,403,825
Long-term lease liabilities	2,119,258	1,903,439
Other long-term liabilities	588,244	367,942
Total long-term liabilities	13,671,968	14,675,206
Redeemable noncontrolling interests	78,262	54,132
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 105,666 shares and
107,561 shares issued and outstanding at December 31, 2025 and December 31, 2024,
respectively	1,057	1,076
Additional paid-in capital	3,059,427	2,975,455
Accumulated deficit	(7,249,905)	(7,326,189)
Accumulated other comprehensive loss, net	(664,098)	(760,280)
Total shareholders' deficit	(4,853,519)	(5,109,938)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$11,575,012	$11,417,336

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2025	2024	2023

Revenues:
Site leasing	$2,570,641	$2,526,765	$2,516,935
Site development	244,498	152,869	194,649
Total revenues	2,815,139	2,679,634	2,711,584
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	492,000	462,997	472,687
Cost of site development	198,972	118,730	139,935
Selling, general, and administrative expenses	277,611	258,756	267,936
Acquisition and new business initiatives related
adjustments and expenses	27,320	25,946	21,671
Asset impairment and decommission costs	184,165	107,925	169,387
Depreciation, accretion, and amortization	292,285	269,517	716,309
Total operating expenses	1,472,353	1,243,871	1,787,925
Operating income	1,342,786	1,435,763	923,659
Other income (expense):
Interest income	31,676	41,962	18,305
Interest expense	(467,910)	(399,778)	(400,373)
Non-cash interest expense	(8,857)	(27,661)	(35,868)
Amortization of deferred financing fees	(21,866)	(21,265)	(20,273)
Loss from extinguishment of debt, net	—	(5,940)	—
Other income (expense), net	366,209	(250,415)	63,053
Total other expense, net	(100,748)	(663,097)	(375,156)
Income before income taxes	1,242,038	772,666	548,503
Provision for income taxes	(187,582)	(23,989)	(51,088)
Net income	1,054,456	748,677	497,415
Net (income) loss attributable to noncontrolling interests	(824)	859	4,397
Net income attributable to SBA Communications
Corporation	$1,053,632	$749,536	$501,812
Net income per common share attributable to SBA
Communications Corporation:
Basic	$9.83	$6.96	$4.64
Diluted	$9.80	$6.94	$4.61
Weighted-average number of common shares
Basic	107,207	107,644	108,204
Diluted	107,533	108,080	108,907

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2025	2024	2023

Net income	$1,054,456	$748,677	$497,415
Adjustments related to interest rate swaps	(51,836)	(617)	(68,133)
Foreign currency translation adjustments	147,929	(143,847)	42,546
Comprehensive income	1,150,549	604,213	471,828
Comprehensive (income) loss attributable to noncontrolling interests	(735)	241	5,296
Comprehensive income attributable to SBA
Communications Corporation	$1,149,814	$604,454	$477,124

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2022	107,997	$1,080	$2,795,176	$(7,482,061)	$(590,510)	$(5,276,315)
Net income attributable to SBA
Communications Corporation	—	—	—	501,812	—	501,812
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	558	5	16,710	—	—	16,715
Non-cash stock compensation	—	—	89,582	—	—	89,582
Adjustments related to interest rate swaps	—	—	—	—	(68,133)	(68,133)
Repurchase and retirement of common stock	(505)	(5)	—	(100,005)	—	(100,010)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	43,445	43,445
Dividends and dividend equivalents
on common stock	—	—	—	(370,570)	—	(370,570)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(7,408)	—	—	(7,408)
BALANCE, December 31, 2023	108,050	1,080	2,894,060	(7,450,824)	(615,198)	(5,170,882)
Net income attributable to SBA
Communications Corporation	—	—	—	749,536	—	749,536
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	446	5	17,130	—	—	17,135
Non-cash stock compensation	—	—	75,996	—	—	75,996
Adjustments related to interest rate swaps	—	—	—	—	(617)	(617)
Repurchase and retirement of common stock	(935)	(9)	—	(200,010)	—	(200,019)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	(144,465)	(144,465)
Dividends and dividend equivalents
on common stock	—	—	—	(424,891)	—	(424,891)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(11,731)	—	—	(11,731)
BALANCE, December 31, 2024	107,561	1,076	2,975,455	(7,326,189)	(760,280)	(5,109,938)
Net income attributable to SBA
Communications Corporation	—	—	—	1,053,632	—	1,053,632
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	585	6	30,041	—	—	30,047
Non-cash stock compensation	—	—	77,180	—	—	77,180
Adjustments related to interest rate swaps	—	—	—	—	(51,836)	(51,836)
Repurchase and retirement of common stock	(2,480)	(25)	—	(497,780)	—	(497,805)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	148,018	148,018
Dividends and dividend equivalents
on common stock	—	—	—	(479,568)	—	(479,568)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(23,249)	—	—	(23,249)
BALANCE, December 31, 2025	105,666	$1,057	$3,059,427	$(7,249,905)	$(664,098)	$(4,853,519)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,054,456	$748,677	$497,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	292,285	269,517	716,309
Non-cash asset impairment and decommission costs	174,085	91,279	154,947
Non-cash compensation expense	75,734	74,374	87,919
(Gain) loss on remeasurement of U.S. denominated intercompany loans	(119,925)	236,467	(81,222)
Loss from extinguishment of debt, net	—	5,940	—
Deferred income tax expense (benefit)	104,451	(13,087)	4,629
Non-cash interest expense	8,857	27,661	35,868
Amortization of deferred financing fees	21,866	21,265	20,273
(Gain) loss on sale of assets	(208,399)	710	7,617
Other non-cash items reflected in the Statements of Operations	67,544	15,119	36,168
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(56,247)	18,109	44,386
Prepaid expenses and other assets	(73,430)	(19,480)	(35,498)
Operating lease right-of-use assets, net	129,935	127,182	141,114
Accounts payable and accrued expenses	(17,516)	(4,402)	(66,324)
Long-term lease liabilities	(129,586)	(141,214)	(138,699)
Other liabilities	(32,782)	(123,251)	119,491
Net cash provided by operating activities	1,291,328	1,334,866	1,544,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,058,828)	(299,811)	(129,961)
Capital expenditures	(224,819)	(228,149)	(236,698)
Purchase of investments	(1,166,312)	(1,800,683)	(1,339,026)
Proceeds from sale of investments	1,404,262	1,536,750	1,338,354
Repayment (funding) of loan to unconsolidated joint venture	115,000	(11,100)	(100,494)
Proceeds from sale of assets	330,650	333	3,718
Other investing activities	(1,782)	(6,650)	(4,139)
Net cash used in investing activities	(601,829)	(809,310)	(468,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	695,000	370,000	190,000
Repayments under Revolving Credit Facility	(220,000)	(550,000)	(730,000)
Proceeds from issuance of Term Loans, net of fees	—	2,280,565	—
Repayment of Term Loans	(23,000)	(2,292,244)	(24,000)
Proceeds from issuance of Tower Securities, net of fees	—	2,052,136	—
Repayment of Tower Securities	(1,165,000)	(620,269)	—
Repurchase and retirement of common stock	(497,805)	(200,019)	(100,010)
Payment of dividends on common stock	(479,012)	(424,191)	(369,960)
Proceeds from employee stock purchase/stock option plans	55,554	35,986	44,196
Payments related to taxes on stock options and restricted stock units	(25,507)	(18,801)	(27,481)
Other financing activities	(3,805)	12,579	37
Net cash (used in) provided by financing activities	(1,663,575)	645,742	(1,017,218)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10,440	(21,587)	2,734
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(963,636)	1,149,711	61,663
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	1,400,657	250,946	189,283
End of year	$437,021	$1,400,657	$250,946

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$467,404	$395,112	$396,593
Income taxes	$52,775	$42,415	$25,581

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$217,879	$59,189	$55,409
Operating lease modifications and reassessments	$159,956	$268,531	$(36,539)
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,486	$336	$1,954

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

As of December 31, 2025, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Peru, South Africa, and Tanzania. Space on these towers is leased primarily to wireless service providers. During the year ended December 31, 2025, the Company sold all of its towers and ended operations in both the Philippines and Colombia and sold substantially all of its operations in Canada. As of December 31, 2025, the Company owned and operated 46,328 towers of which 17,394 are domestic and 28,934 are international, of which 12,489 and 4,535 are located in Brazil and Guatemala, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s construction contracts, stock-based compensation assumptions, valuation allowance related to deferred tax assets, fair value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, incremental borrowing rate for lease accounting, fair value of investments, asset retirement obligations, uncertain tax positions, and accounting for acquisitions of assets. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the information available. These estimates ultimately may differ from actual results and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, commercial paper, highly liquid short-term investments, and other marketable securities with an original maturity of three months or less at the time of purchase. These investments are carried at cost, which approximates fair value.

Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the Tower Securities as well as for payment and performance bonds and surety bonds issued for the benefit of the Company in the ordinary course of business, as well as collateral associated with workers’ compensation plans. Restricted cash also includes cash held by a qualified intermediary (“QI”) as part of the Company’s intent to carry out a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code, as amended (see Note 4).

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments and are classified in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The Company’s short-term investments primarily consist of money market funds. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments consist of strategic investments in companies and are accounted for under the cost and equity method. Gross purchases and proceeds from sales of the Company’s investments are presented within Cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. During the years ended December 31, 2025 and 2024, no gain or loss was recorded related to the sale or maturity of investments.

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs, and capitalized interest. Approximately $0.7 million, $0.8 million, and $0.9 million of interest cost was capitalized in 2025, 2024 and 2023, respectively.

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

Betterments, improvements, and significant repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented other than the change of the useful lives of the Company’s towers from 15 years to 30 years effective January 1, 2024.

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

The Company recognized impairment charges of $184.2 million, $107.9 million, and $169.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 3 for further detail of these amounts.

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

Revenue Recognition and Accounts Receivable

Site leasing revenues

Revenue from site leasing is recognized on a straight-line basis over the non-cancelable term of the related lease agreements. Receivables recorded related to the straight-line impact of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets. Revenues from site leasing represent 91% of the Company’s total revenues for the year ended December 31, 2025. For additional information on tenant leases, refer to the Leases section below.

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

The site development segment represents approximately 9% of the Company’s total revenues for the year ended December 31, 2025. The Company accounts for site development revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Payment terms do not result in any significant financing arrangements. Furthermore, these contracts do not typically include variable consideration; therefore, the transaction price that is recognized over time is generally the amount of the total contract.

Accounts receivable

The accounts receivable balance was $171.3 million and $145.7 million as of December 31, 2025 and 2024, respectively, of which $48.3 million and $26.4 million related to the site development segment as of December 31, 2025 and 2024, respectively. Refer to Note 15 for further detail of the site development segment.

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

The following is a rollforward of the allowance for doubtful accounts for the Company’s site leasing and site development businesses:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$14,687	$12,838	$9,166
Provision for doubtful accounts	9,371	3,680	3,731
Write-offs	(6,060)	(637)	(220)
Currency translation adjustment	786	(1,194)	161
Ending balance	$18,784	$14,687	$12,838

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

The Company will continue to file separate federal tax returns for the REIT and TRS for the year ended December 31, 2025. The REIT had taxable income during the year ended December 31, 2025 and paid a dividend and utilized net operating losses (“NOLs”) to offset its remaining 2025 distribution requirement. Some of the Company’s TRSs generated NOLs which will be carried forward to use in future years. A portion of the deferred tax asset generated by the NOLs are reserved by a valuation allowance.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options, and purchases under the Company’s employee stock purchase plans. The Company records compensation expense for RSUs, PSUs, and stock options on a straight-line basis over the vesting period; however, compensation expense related to certain PSUs are subject to adjustment on performance relative to the established targets. Compensation expense for RSUs and PSUs is based on the fair market value of the units awarded at the date of the grant. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model. Compensation expense for stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model.

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

The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower. As of December 31, 2025 and 2024, the asset retirement obligation was $152.6 million and $140.9 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in Asset impairment and decommission costs on the Consolidated Statements of Operations.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, Foreign Currency Matters, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income (expense), net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded an $81.6 million gain, a $156.8 million loss, and a $52.4 million gain, net of taxes, on the remeasurement of intercompany loans for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, the Company repaid $205.0 million under its intercompany loan agreements. As of December 31, 2025 and 2024, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $0.9 billion and $1.1 billion, respectively. Subsequent to December 31, 2025, the Company made no repayments under its intercompany loan agreements.

Acquisitions

The Company’s acquisitions generally qualify for asset acquisition treatment under ASC 360, Property, Plant, and Equipment, rather than business combination treatment under ASC 805, Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to towers and related intangible assets. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the towers and related assets or require acceleration of the amortization expense of towers and related assets in subsequent periods. External, direct transaction costs will be capitalized as a component of the cost of the asset acquired. The Company will continue to expense internal acquisition costs as incurred. For business combinations, the estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. As of December 31, 2025, there were no acquisitions with purchase price allocations that were preliminary.

In connection with certain acquisitions, the Company may agree to pay contingent consideration (or earnouts) in cash or stock if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of generally one year to three years after they have been acquired. Contingent consideration in connection with asset acquisitions will be recognized at the time when the contingency is resolved or becomes payable and will increase the cost basis of the assets acquired.

Leases

ASC 842, Leases, requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments and any prepaid rent amounts. The Company has elected not to separate nonlease components from the associated lease component for all underlying classes of assets.

The components of the right-of-use lease liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Current operating lease liabilities	$297,115	$259,765
Current financing lease liabilities	2,489	1,252
Current lease liabilities	$299,604	$261,017

Long-term operating lease liabilities	$2,114,777	$1,901,554
Long-term financing lease liabilities	4,481	1,885
Long-term lease liabilities	$2,119,258	$1,903,439

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

Office leases. The Company’s office leases consist of long-term leases for international, regional, and certain site development office locations. Office leases include a single lease component, lease of the office space, and may include additional nonlease components such as common area maintenance expenses. The lease terms for the Company’s office leases are generally considered to be the contractually committed term.

Finance Leases

Vehicle leases. The Company leases vehicles that are used in its site development business. These leases are generally accounted for as financing leases and have lease terms that are contractually committed and do not include optional renewal terms.

Acquired right-of-use assets. In connection with certain acquisitions, the Company may acquire the exclusive right to lease and operate communication sites for a period that represents (1) a major part of the remaining economic life of the underlying assets and/or (2) the purchase price represents substantially all of the fair value of the underlying assets. The Company accounts for these arrangements as financing leases. Payments associated with the right-of-use of these assets are typically fully funded at the acquisition date and will be recognized over the respective lease term. The right-of-use assets related to these transactions are recorded in Acquired and other right-of-use assets, net on the Consolidated Balance Sheets.

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

The components of lease cost, lease term, and discount rate as of December 31, 2025 and 2024 are as follows:

	For the year ended December 31,
	2025	2024

	(in thousands)
Amortization of acquired and other right-of-use assets	$37,975	$38,771
Interest on finance lease liabilities	275	177
Total finance lease cost	38,250	38,948
Operating lease cost	293,272	278,443
Variable lease cost	67,589	60,732
Total lease cost	$399,111	$378,123

Weighted-Average Remaining Lease Term as of 2025 and 2024:
Operating leases	16.0 years	15.8 years
Finance leases	48.5 years	50.9 years

Weighted-Average Discount Rate as of 2025 and 2024:
Operating leases	6.9%	6.6%
Finance leases	5.5%	4.9%

	For the year ended December 31,
Other information:	2025	2024

Cash paid for amounts included in measurement of lease liabilities:	(in thousands)
Cash flows from operating leases	$282,477	$277,560
Cash flows from finance leases	$2,653	$2,046

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

Deferred Lease Costs

ASC 842, Leases, defines initial direct costs as incremental costs that would not have been incurred if the lease had not been obtained. These costs, including commissions paid related to the origination of specific tenant leases, are deferred and amortized over the remaining lease term. Initial direct costs were approximately $3.0 million, $2.1 million, and $3.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense related to deferred initial direct costs was $2.1 million, $1.9 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, unamortized deferred initial direct costs were $10.0 million and $8.8 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

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

Accounting Standards Updates

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities to provide improved income tax disclosures on an annual basis, primarily through enhanced disclosures related to rate reconciliation and income taxes paid information. The Company has elected to prospectively adopt the standard effective January 1, 2025. Refer to Note 14 for the Company’s Income Tax disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, modernizing the accounting for costs related to internal-use software. The standard removed the development stage model and requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and when it is probable that the project will be completed and the software will be used for its intended purposes. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has elected to adopt the standard as of January 1, 2026. The Company does not expect that the adoption will have a material impact on its consolidated financial statements and related disclosures.

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

Items Measured at Fair Value on a Nonrecurring Basis— The Company estimates the fair value of assets subject to impairment using a discounted cash flow ("DCF") (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 7.1%- 8.0%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the year
	ended December 31,
	2025	2024	2023

	(in thousands)
Asset impairment (1)	$173,658	$73,848	$139,466
Write-off of carrying value of decommissioned towers	1,915	15,452	12,015
Other (including tower and equipment decommission costs)	8,592	18,625	17,906
Total asset impairment and decommission costs	$184,165	$107,925	$169,387

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $21.1 million and $20.8 million as of December 31, 2025 and 2024, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of the investment involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recognized an impairment loss of $4.7 million associated with its investments.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of December 31, 2025 and 2024, the Company had $6.6 million and $254.5 million of short-term investments, respectively. The Company purchased $1.2 billion, $1.8 billion, and $1.3 billion of short-term investments during the years ended December 31, 2025, 2024, and 2023, respectively. The Company sold $1.4 billion, $1.5 billion, and $1.3 billion of short-term investments during the years ended December 31, 2025, 2024, and 2023, respectively.

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

For discussion of the Company’s derivatives and hedging activities, refer to Note 2 and Note 21.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of	As of
	December 31, 2025	December 31, 2024	December 31, 2023	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$264,568	$189,841	$208,547	Cash and cash equivalents
Securitization escrow accounts	9,175	1,200,025	31,852	Restricted cash - current asset
Payment, performance bonds, and other	158,629	6,628	6,277	Restricted cash - current asset
Surety bonds and workers compensation	4,649	4,163	4,270	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$437,021	$1,400,657	$250,946

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash include $155.8 million of cash held by a QI for the Company’s potential like-kind exchange transaction as of December 31, 2025. Additionally, other restricted cash includes $6.4 million and $6.1 million held in escrow as of December 31, 2024 and 2023, respectively, related to the Company’s acquisition activities. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2025, 2024, and 2023, the Company had $43.3 million, $42.5 million, and $42.0 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2025 and 2024, the Company had pledged $2.9 million and $2.5 million, respectively, as collateral related to its workers’ compensation policy.

5.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Costs incurred on uncompleted contracts	$146,706	$74,474
Estimated earnings	53,594	31,514
Billings to date	(179,329)	(92,082)
	$20,971	$13,906

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,152	$19,198
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(7,181)	(5,292)
	$20,971	$13,906

At December 31, 2025 and 2024, the two largest customers comprised 95.4% and 89.0%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Short-term investments	$6,648	$254,534
Short-term loans receivable (1)	63,779	115,281
Prepaid real estate taxes	3,815	3,564
Interest receivable	611	4,359
Prepaid insurance	1,778	1,704
Prepaid taxes	26,736	11,496
Prepaid ground rent	3,586	3,638
Other current assets	34,698	22,757
Total prepaid expenses and other current assets	$141,651	$417,333

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Straight-line rent receivable	$424,627	$417,572
Interest rate swap asset (2)	6,445	50,589
Loans receivable (1)	3,661	59,326
Deferred lease costs, net	9,967	8,836
Deferred tax asset - long-term	35,716	53,974
Long-term investments	21,053	20,779
Other	150,524	46,021
Total other assets	$651,993	$657,097

(1)Short-term loans receivable for the year ended December 31, 2024 include a $115.0 million loan to one of the Company’s unconsolidated joint ventures. The total outstanding principal balance of the loan was repaid on March 21, 2025. The funding of the loan and the receipt of funds were recorded in Repayment (funding) of loan to unconsolidated joint venture on the Consolidated Statements of Cash Flows. Short-term loans receivable for the year ended December 31, 2025 include a $56.6 million third-party loan that matures in November 2026. This loan was included within Loans receivable for the year ended December 31, 2024.

(2)Refer to Note 21 for more information on the Company’s interest rate swaps.

7.ACQUISITIONS AND DISPOSALS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2025	2024	2023

Tower acquisitions (number of towers)	7,146	186	91

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Acquisitions of towers and related assets	$1,009,935	$243,635	$86,686
Land buyouts and other assets (1)	48,893	56,176	43,275
Total cash acquisition capital expenditures	$1,058,828	$299,811	$129,961

(1)Excludes $12.2 million, $24.9 million, and $17.6 million spent to extend ground lease terms for the years ended December 31, 2025, 2024, and 2023, respectively. The company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liability, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the years ended December 31, 2025, 2024, and 2023, the Company acquired 7,146 (including 7,110 towers related to the transaction with Millicom International Cellular S.A. (“Millicom”)), 186, and 91 towers and related assets and liabilities, respectively. The table below summarizes the Company's acquisition of towers and related assets and liabilities, by asset class:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Property and equipment, net	$595,519	$28,730	$18,762
Intangible assets, net	602,202	217,388	66,616
Operating lease right-of-use assets, net	195,417	28,505	15,863
Acquired and other right-of-use assets, net	—	68	3,744
Acquisition related holdbacks	(2,179)	(5,231)	(2,541)
Long-term lease liabilities	(165,356)	(21,399)	(13,458)
Other liabilities assumed, net	(215,668)	(4,426)	(2,300)
Total acquisitions of towers and related assets and liabilities	$1,009,935	$243,635	$86,686

In the year ended December 31, 2025, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets.

Subsequent to year end, the Company closed on an acquisition for the rights to land underneath approximately 3,900 communication sites in Guatemala for $109.0 million. As of the date of this filing, the Company purchased or is under contract to purchase 48 communication sites for an aggregate consideration of $45.0 million in cash. The Company anticipates that these acquisitions will be closed by the end of the second quarter of 2026.

The maximum potential obligation related to contingent consideration for closed acquisitions were $63.2 million and $12.1 million as of December 31, 2025 and 2024, respectively. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2025, the Company sold its towers and ended operations in both the Philippines and Colombia and sold substantially all of its operations in Canada. Proceeds from the sale of these towers were $330.4 million and are included in Proceeds from sale of assets on the Consolidated Statements of Cash Flows. The Company recorded a $208.4 million gain on the sale of these towers which is included in Other income (expense), net on the Consolidated Statements of Operations and in (Gain) loss on sale of assets on the Consolidated Statements of Cash Flows.

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Towers and related assets	$6,606,764	$5,902,092
Construction-in-process (1)	72,794	72,202
Furniture, equipment, and vehicles	97,984	84,629
Land, buildings, and improvements (2)	985,019	1,013,253
Total property and equipment	7,762,561	7,072,176
Less: accumulated depreciation	(4,360,762)	(4,280,092)
Property and equipment, net	$3,401,799	$2,792,084

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $131.8 million, $116.3 million, and $272.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers effective January 1, 2024, the Company experienced decreased depreciation expense for the years ended December 31, 2025 and 2024 when compared to the year ended December 31, 2023. At December 31, 2025 and 2024, unpaid capital expenditures that are included in accounts payable and accrued expenses were $12.3 million and $14.6 million, respectively.

9.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2025			As of December 31, 2024
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,695,073	$(3,438,168)	$2,256,905	$5,164,263	$(3,338,705)	$1,825,558
Network location intangibles	1,992,271	(1,367,059)	625,212	1,896,754	(1,333,605)	563,149
Intangible assets, net	$7,687,344	$(4,805,227)	$2,882,117	$7,061,017	$(4,672,310)	$2,388,707

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $115.1 million, $107.1 million, and $397.0 million for the years ended December 31, 2025, 2024, and

2023, respectively. As a result of the Company’s revision of the estimated useful lives of its towers effective January 1, 2024, the Company experienced decreased amortization expense for the years ended December 31, 2025 and 2024 when compared to the year ended December 31, 2023.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2026	$126,153
2027	126,129
2028	126,117
2029	126,117
2030	126,116

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Salaries and benefits	$32,805	$24,996
Real estate and property taxes	7,596	7,204
Unpaid capital expenditures	12,274	14,581
Acquisition related holdbacks	3,196	10,896
Other	37,631	24,300
Total accrued expenses	$93,502	$81,977

11.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		December 31, 2025			December 31, 2024
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
Revolving Credit Facility	Jan. 25, 2029	$475,000	$475,000	$475,000	$—	$—	$—
2024 Term Loan	Jan. 25, 2031	2,259,750	2,271,049	2,240,373	2,282,750	2,282,750	2,260,217
2019-1C Tower Securities (1)	Jan. 12, 2025	—	—	—	1,165,000	1,128,803	1,164,913
2020-1C Tower Securities (1)(2)	Jan. 9, 2026	750,000	722,460	749,945	750,000	726,038	748,425
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	513,798	598,149	600,000	516,342	597,273
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,003,356	1,162,858	1,165,000	1,008,331	1,160,436
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	852,022	892,677	895,000	763,757	890,896
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	675,797	889,178	895,000	679,144	888,260
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	867,034	845,373	850,000	878,475	843,321
2024-1C Tower Securities (1)	Oct. 9, 2029	1,450,000	1,446,129	1,440,007	1,450,000	1,453,292	1,437,978
2024-2C Tower Securities (1)	Oct. 8, 2027	620,000	625,425	616,636	620,000	618,698	615,017
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,488,615	1,496,240	1,500,000	1,440,270	1,493,039
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,434,375	1,493,832	1,500,000	1,353,750	1,491,963
Total debt		$12,959,750	$12,375,060	$12,900,268	$13,672,750	$12,849,650	$13,591,738
Less: current maturities of long-term debt				(1,935,802)			(1,187,913)
Total long-term debt, net of current maturities				$10,964,466			$12,403,825

(1)The maturity date represents the anticipated repayment date for each issuance.

(2)On January 9, 2026, the Company, using borrowings from the Revolving Credit Facility, repaid the aggregate principal amount of the 2020-1C Tower Securities which was included in current maturities of long-term debt as of December 31, 2025.

The Company’s future principal payment obligations over the next five years (based on the outstanding debt as of December 31, 2025 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2026	$1,938,000
2027	3,038,000
2028	1,473,000
2029	3,448,000
2030	23,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the year ended December 31,
	Rates as of	2025		2024		2023
	December 31,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2025	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	4.815%	$8,451	$—	$8,603	$—	$29,223	$—
2018 Term Loan	—	—	—	3,253	1,867	60,622	30,508
2024 Term Loan (1)	5.200%	105,197	8,031	60,252	25,121	—	—
2014-2C Tower Securities	—	—	—	18,810	—	24,185	—
2019-1C Tower Securities	—	1,306	—	33,428	—	33,428	—
2020-1C Tower Securities	1.884%	14,391	—	14,391	—	14,391	—
2020-2C Tower Securities	2.328%	14,159	—	14,159	—	14,159	—
2021-1C Tower Securities	1.631%	19,419	—	19,419	—	19,419	—
2021-2C Tower Securities	1.840%	16,782	—	16,782	—	16,782	—
2021-3C Tower Securities	2.593%	23,492	—	23,492	—	23,492	—
2022-1C Tower Securities	6.599%	56,375	—	56,375	—	56,375	—
2024-1C Tower Securities	4.831%	70,543	—	15,677	—	—	—
2024-2C Tower Securities (2)	4.654%	31,910	—	7,091	—	—	—
2020 Senior Notes	3.875%	58,125	397	58,125	383	58,125	367
2021 Senior Notes	3.125%	46,875	—	46,875	—	46,875	—
Other		885	429	3,046	290	3,297	4,993
Total		$467,910	$8,857	$399,778	$27,661	$400,373	$35,868

(1)The 2024 Term Loan has a blended rate of 5.200%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 5.470% as of December 31, 2025. Refer to Note 21 for more information on the Company’s interest rate swaps.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement which settled upon issuance of the notes. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 21 for more information on the Company’s treasury lock agreement.

Terms of the Senior Credit Agreement

The Senior Credit Agreement requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Net Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Net Debt (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and, (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

As of December 31, 2025, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $2.0 billion aggregate principal amount may be borrowed, repaid, and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing through the maturity date of January 25, 2029. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (1) the Eurodollar Rate or Term SOFR Rate plus a margin that ranges from 112.5 basis points to 150.0 basis points or (2) the Base Rate plus a margin that ranges from 12.5 basis points to 50.0 basis points, in each case based on the ratio of Consolidated Net Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of between 0.15% and 0.25% per annum on the amount of unused commitment. Furthermore, the Revolving Credit Facility incorporates sustainability-linked targets which will adjust the Revolving Credit Facility’s applicable interest and commitment fee rates upward or downward based on how the Company performs against those targets. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of the period may not be reflective of the total amounts outstanding during such period.

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	December 31, 2025 (1)	December 31, 2025 (2)

Revolving Credit Facility	4.815%	0.140%

(1)

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2024.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2024.

The table below summarizes the Company’s Revolving Credit Facility activity during the years ended December 31, 2025 and 2024:

	For the year
	ended December 31,
	2025	2024

	(in thousands)
Beginning outstanding balance	$—	$180,000
Borrowings	695,000	370,000
Repayments	(220,000)	(550,000)
Ending outstanding balance	$475,000	$—

Subsequent to December 31, 2025, the Company borrowed $775.0 million and repaid $45.0 million under the Revolving Credit Facility, and as of the date of this filing, $1.205 billion was outstanding.

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

During the year ended December 31, 2025, the Company repaid an aggregate of $23.0 million of principal on the 2024 Term Loan. As of December 31, 2025, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of December 31, 2025, the Company, through a New York common law trust (the “Trust”), had issued and outstanding an aggregate of $7.2 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of the Company’s subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 9,498 tower sites owned by the Borrowers as of December 31, 2025. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (1) within six months (in the case of the component corresponding to the 2024-2C Tower Securities), twelve months (in the case of the component corresponding to the 2020-1C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, and 2022-1C Tower Securities), eighteen months (in the case of the components corresponding to the 2020-2C Tower Securities and 2021-3C Tower Securities), or twenty-four months (in the case of the component corresponding to the 2024-1C Tower Securities) of the anticipated repayment date of such mortgage loan component, (2) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (3) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the net present value associated with the portion of the principal balance being prepaid and calculated in accordance with the formula set forth in the mortgage loan agreement.

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

The table below sets forth the material terms of the Company’s outstanding Tower Securities as of December 31, 2025:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Final Maturity Date
2020-1C Tower Securities (3)	Jul. 14, 2020	$750.0	1.884%	Jan. 9, 2026	Jul. 11, 2050
2020-2C Tower Securities	Jul. 14, 2020	$600.0	2.328%	Jan. 11, 2028	Jul. 9, 2052
2021-1C Tower Securities	May 14, 2021	$1,165.0	1.631%	Nov. 9, 2026	May 9, 2051
2021-2C Tower Securities	Oct. 27, 2021	$895.0	1.840%	Apr. 9, 2027	Oct. 10, 2051
2021-3C Tower Securities	Oct. 27, 2021	$895.0	2.593%	Oct. 9, 2031	Oct. 10, 2056
2022-1C Tower Securities	Nov. 23, 2022	$850.0	6.599%	Jan. 11, 2028	Nov. 9, 2052
2024-1C Tower Securities	Oct. 11, 2024	$1,450.0	4.831%	Oct. 9, 2029	Oct. 8, 2054
2024-2C Tower Securities (4)	Oct. 11, 2024	$620.0	4.654%	Oct. 8, 2027	Oct. 8, 2054

(1)The Company incurred $8.0 million, $6.4 million, $12.9 million, $9.5 million, $9.5 million, $10.5 million, $12.8 million, and $5.5 million in financing fees relating to the issuances of the 2020-1C Tower Securities, 2020-2C Tower Securities, 2021-1C Tower Securities, 2021-2C Tower Securities, 2021-3C Tower Securities, 2022-1C Tower Securities, 2024-1C Tower Securities, and 2024-2C Tower Securities, respectively. The financing fees are being amortized through the anticipated repayment date of the related Tower Security.

(2)Interest paid monthly.

(3)On January 9, 2026, the Company repaid the aggregate principal amount of the 2020-1C Tower Securities.

(4)The interest rate reflected is the all-in fixed rate which includes the impact of the Company’s treasury lock agreement which settled upon issuance of the notes.

The table below sets forth the material terms of the Company’s Tower Securities that were repaid during the years ended December 31, 2025, 2024, and 2023:

Security (1)	Issue Date	Amount Outstanding (in millions)	Interest Rate (2)	Anticipated Repayment Date	Actual Repayment Date
2019-1C Tower Securities	Sep. 13, 2019	$1,165.0	2.836%	Jan. 12, 2025	Jan. 15, 2025
2014-2C Tower Securities	Oct. 15, 2014	$620.0	3.869%	Oct. 8, 2024	Oct. 8, 2024

(1)The Company incurred $9.0 million in financing fees relating to the issuance of the 2014-2C Tower Securities which were being amortized through its anticipated repayment date. In addition, the Company incurred $0.2 million of deferred financing fees and accrued interest related to the repayment of the 2014-2C Tower Securities which are reflected in loss from extinguishment of debt on the Consolidated Statement of Operations.

(2)Interest was paid monthly.

Risk Retention Tower Securities

To satisfy certain risk retention requirements of Regulation RR promulgated under the Exchange Act, SBA Guarantor, LLC, a wholly owned subsidiary, purchased the Risk Retention Tower Securities. Principal and interest payments made on the 2020-2R

Tower Securities, 2021-1R Tower Securities, 2021-3R Tower Securities, 2022-1R Tower Securities, and 2024-1R Tower Securities eliminate in consolidation. Principal and interest payments made on the 2019-1R Tower Securities eliminated in consolidation.

The table below sets forth the material terms of the Company’s outstanding Risk Retention Tower Securities as of December 31, 2025:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2020-2R Tower Securities (2)	Jul. 14, 2020	$71.1	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052
2024-1R Tower Securities	Oct. 11, 2024	$108.7	6.252%	Oct. 9, 2029	Oct. 8, 2054

(1)Interest paid monthly.

(2)On January 30, 2026, the Company repaid $39.5 million of the principal amount of the 2020-2R Tower Securities. The remaining balance of the 2020-2R Tower Securities is $31.6 million.

The table below sets forth the material terms of the Company’s Risk Retention Tower Securities that were repaid during the years ended December 31, 2025, 2024, and 2023:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Actual Repayment Date
2019-1R Tower Securities	Sep. 13, 2019	$61.4	4.213%	Jan. 12, 2025	Jan. 15, 2025

(1)Interest was paid monthly.

Debt Covenants

As of December 31, 2025, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC, (2) merge, consolidate, or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC (as defined in the Indentures) to incur liens securing indebtedness. We may redeem each of the senior notes prior to their maturity date at 100% of the principal plus accrued and unpaid interest.

The table below sets forth the material terms of the Company’s outstanding senior notes as of December 31, 2025:

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

12.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options which were considered in the Company’s diluted earnings per share calculation (see Note 16).

Registration of Additional Shares

The Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2025 and 2024, the Company did not issue any shares of Class A common stock under this registration statement. As of December 31, 2025, the Company had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

On February 29, 2024, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables the Company to issue shares of its Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. The Company will file a prospectus supplement containing the amount and type of securities each time it issues securities under its automatic shelf registration statement on Form S-3ASR. During the year ended December 31, 2025, the Company did not issue any securities under its automatic shelf registration statement.

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

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On April 27, 2025, the Company’s Board of Directors authorized a new $1.5 billion share repurchase plan, replacing the prior plan authorized on October 28, 2021 which had a remaining authorization of $81.8 million. As of the date of this filing, the Company had $1.1 billion of authorization remaining under the new plan.

The following is a summary of the Company’s share repurchases:

	For the year
	ended December 31,
	2025	2024	2023

Total number of shares purchased (in millions) (1)	2.5	0.9	0.5
Average price per share (1)	$200.73	$213.85	$197.89
Total purchase price (in millions) (1)	$497.8	$200.0	$100.0

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

As a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income after the utilization of any available NOLs (determined before the deduction for dividends paid and excluding any net capital gain). As of December 31, 2025, $343.8 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the Company’s NOLs have been fully utilized. The amount of future distributions will be determined, from time to time, by the Board of Directors to balance the

Company’s goal of increasing long-term shareholder value and retaining sufficient cash to implement the Company’s current capital allocation policy, which prioritizes investment in quality assets through acquisitions to the extent there are opportunities that meet our return criteria and through the construction of new towers, then stock repurchases, and then cash dividend growth over time. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital. The actual amount, timing, and frequency of future dividends will be at the sole discretion of the Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control.

For the year ended December 31, 2025, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 23, 2025	March 13, 2025	$1.11	$122.3 million (1)	March 27, 2025
April 27, 2025	May 22, 2025	$1.11	$119.4 million	June 17, 2025
August 3, 2025	August 21, 2025	$1.11	$119.1 million	September 18, 2025
November 2, 2025	November 13, 2025	$1.11	$118.2 million	December 11, 2025

(1)Amount reflected includes the payment of $2.4 million in dividend equivalents.

Dividends paid in 2025 and 2024 were ordinary taxable dividends.

Subsequent to December 31, 2025, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

February 25, 2026	March 13, 2026	$1.25	March 27, 2026

13.STOCK-BASED COMPENSATION

On February 25, 2020, the Company’s 2010 Plan expired by its terms. On May 14, 2020, the Company’s shareholders approved the 2020 Plan which provides for the issuance of up to 3.0 million shares of the Company’s Class A common stock (of which approximately 1.6 million shares remain available for future issuance as of December 31, 2025), plus additional shares of Class A common stock (a) subject to awards granted under the 2010 Plan that may become available for issuance or reissuance, as applicable, under the 2020 Plan if such awards are forfeited or are settled in cash or otherwise expire or terminate without the delivery of the shares or (b) which become issuable under the 2020 Plan by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without the receipt of consideration which results in an increase in the number of outstanding shares of Class A common stock.

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

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2025:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2024	393	$234.50	275	$314.52
Granted	290	$218.98	66	$237.91
PSU adjustment (2)	—	$—	10	$386.22
Vested	(173)	$246.77	(137)	$339.43
Forfeited/canceled	(30)	$223.32	(8)	$246.05
Outstanding at December 31, 2025	480	$221.37	206	$245.29

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

For the year ended
December 31, 2023
Risk free interest rate	3.96%
Dividend yield	1.50%
Expected volatility	30.0%
Expected lives	4.4 years

There were no options granted during the years ended December 31, 2025 and 2024.

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2025, 2024 and 2023 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2022	1,673	$161.02
Granted	20	$224.24
Exercised	(339)	$132.70
Forfeited/canceled	(14)	$238.10
Outstanding at December 31, 2023	1,340	$168.32
Exercised	(250)	$140.18
Forfeited/canceled	(2)	$197.91
Outstanding at December 31, 2024	1,088	$174.74
Exercised	(541)	$162.24
Forfeited/canceled	(1)	$198.72
Outstanding at December 31, 2025	546	$187.07	0.6	$5,660
Exercisable at December 31, 2025	530	$185.16	0.4	$5,660
Unvested at December 31, 2025	16	$250.43	7.1	$—

The weighted-average per share fair value of options granted during the year December 31, 2023 was $58.95.

The total intrinsic value for options exercised during the years ended December 31, 2025, 2024, and 2023 was $27.5 million, $19.5 million, and $40.0 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2025, 2024, and 2023 was approximately $48.0 million, $29.4 million, and $38.6 million, respectively. The Company realized a $1.0 million tax provision, a $1.5 million tax provision, and a $4.9 million tax benefit for the tax deductions from option exercises under all plans for the years ended December 31, 2025, 2024, and 2023, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $193.43 as of December 31, 2025. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2024	22	$65.61
Vested	(6)	$66.73
Unvested as of December 31, 2025	16	$64.78

As of December 31, 2025, the total unrecognized compensation expense related to unvested stock options outstanding under the Plans is $0.8 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The total fair value of options vested during 2025, 2024, and 2023 was $0.4 million, $0.4 million, and $8.7 million, respectively.

Employee Stock Purchase Plan

The Board of Directors of the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Purchase Plan”) which reserved 300,000 shares of Class A common stock for purchase. The 2018 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the years ended December 31, 2025 and 2024, 41,719 shares and 36,675 shares, respectively, of Class A common stock were issued under the 2018 Purchase Plan, which resulted in cash proceeds to the Company of approximately

$7.6 million and $6.6 million, respectively. At December 31, 2025, 79,303 shares remained available for issuance under the 2018 Purchase Plan.

In addition, the Company recorded $1.3 million, $1.2 million, and $1.0 million of non-cash compensation expense relating to the shares issued under the 2018 Purchase Plan for each of the years ended December 31, 2025, 2024, and 2023, respectively.

Non-Cash Compensation Expense

The table below reflects a breakout by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively:

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenues	$2,653	$2,737	$2,869
Selling, general and administrative	73,081	71,637	85,050
Total cost of non-cash compensation included
in income before provision for income taxes	$75,734	$74,374	$87,919

In addition, the Company capitalized $1.4 million, $1.6 million, and $1.7 million of non-cash compensation for the years ended December 31, 2025, 2024, and 2023, respectively, to fixed assets.

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

Income (loss) before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Domestic	$703,863	$797,774	$377,150
Foreign	538,175	(25,108)	171,353
Total	$1,242,038	$772,666	$548,503

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Current provision:
State	$2,052	$2,758	$8,099
Federal	693	—	—
Foreign	80,386	34,318	38,360
Total current	83,131	37,076	46,459

Deferred (benefit) provision for taxes:
Federal	10,410	8,021	8,280
State	1,814	1,458	1,431
Foreign	92,686	(26,540)	52,003
Change in valuation allowance	(459)	3,974	(57,085)
Total deferred	104,451	(13,087)	4,629
Total provision for income taxes	$187,582	$23,989	$51,088

The tables below provide a reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (21%) and the effective income tax rate. The 2025 amounts in the reconciliation are presented under the new ASC 740 guidance effective for annual periods beginning after December 15, 2024. The Company has applied the guidance prospectively.

	For the year ended
	December 31, 2025

	(in thousands)%
Statutory federal expense	$260,829	21.0%
State and local tax expense (1)	4,399	0.4%
Foreign tax effects:
Brazil
Statutory tax rate difference between Brazil and United States	27,905	2.2%
Other	9,951	0.8%
Canada
Statutory tax rate difference between Canada and United States	(15,092)	(1.2%)
Local provincial taxes	28,643	2.3%
Withholding taxes	16,260	1.3%
Sale of Canadian subsidiary	(29,220)	(2.4%)
Other	857	0.1%
Other foreign jurisdictions	18,422	1.5%
REIT adjustment	(144,653)	(11.6%)
Other	9,281	0.7%
Provision for income taxes	$187,582	15.1%

	For the year ended December 31,
	2024	2023

	(in thousands)
Statutory federal expense	$162,260	$115,186
Rate and permanent differences on non-U.S. earnings (2)	(1,842)	31,722
State and local tax expense	3,543	9,288
REIT adjustment	(163,795)	(75,513)
Permanent differences	12,868	11,872
Uncertain tax positions	(293)	14,202
Other	7,274	1,416
Valuation allowance	3,974	(57,085)
Provision for income taxes	$23,989	$51,088

(1)States making up more than 50% of the state tax expense include Louisiana, Florida, Texas, and New Hampshire.

(2)This item includes the effect of foreign exchange rate changes which were previously shown on a separate line.

The table below provides cash paid for income taxes by jurisdiction representing more than 5% of the Company’s total cash paid for income taxes.

For the year ended
December 31, 2025

(in thousands)
U.S. federal income taxes	$511
U.S. state income taxes	1,215
International income taxes
Brazil	21,807
Canada	7,077
Costa Rica	3,885
Guatemala	3,133
Puerto Rico	3,092
South Africa	3,682
Other	8,373
Total income taxes paid	$52,775

The components of the net noncurrent deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating losses	$25,053	$30,942
Property, equipment, and intangible basis differences	24,646	18,217
Accrued liabilities	19,894	14,892
Non-cash compensation	18,269	25,830
Operating lease liability	282,818	254,521
Deferred revenue	5,695	5,735
Allowance for doubtful accounts	3,897	2,854
Currency translation	(3,453)	64,881
Other	4,230	8,146
Valuation allowance	(14,251)	(19,326)
Total deferred tax assets, net (1)	366,798	406,692

Deferred tax liabilities:
Property, equipment, and intangible basis differences	(342,740)	(171,763)
Right of use asset	(269,090)	(240,300)
Straight-line rents	(17,068)	(16,877)
Deferred foreign withholding taxes	(23,285)	(8,950)
Other	3,992	—
Total deferred tax liabilities, net (1)	$(281,393)	$(31,198)

(1)Of these amounts, $35,716 and $317,109 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets as of December 31, 2025. As of December 31, 2024, $53,974 and $85,172 are included in Other assets and Other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

The Company has recorded a valuation allowance for certain deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $14.3 million and $19.3 million were being carried to offset net deferred income tax assets as of December 31, 2025 and 2024, respectively. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was a decrease of $5.1 million and an increase of $3.2 million, respectively.

The Company has available at December 31, 2025, a federal NOL carry-forward of approximately $366.2 million. $343.8 million of these NOL carry-forwards will expire between 2029 and 2037, and $22.4 million have an indefinite carry-forward. As of December 31, 2025, $343.8 million of the federal NOLs are attributes of the REIT. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized. The Internal Revenue Code places limitations upon the future availability of NOLs based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing NOLs may be limited. In addition, the Company has available at December 31, 2025, a foreign NOL carry-forward of $67.0 million and a net state operating tax loss carry-forward of approximately $221.5 million. These net operating tax loss carry-forwards began to expire in 2025.

The tax losses generated in tax years 2006 and forward remain subject to audit adjustment, and tax years 2018 and forward are open to examination by the major jurisdictions in which the Company operates.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return if applicable. As of December 31, 2025, 2024, and 2023 the total amount of unrecognized tax benefits are $14.9 million, $13.9 million, and $14.2 million, respectively, all of which would impact the effective rate if recognized. The Company expects the unrecognized tax benefits to change over the next 12 months if the applicable statute of limitations expire and the impact could range from zero to $3.0 million. For the period ended December 31, 2025, the Company recorded penalties and interest expense related to unrecognized tax benefits of $0.4 million as interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Balance, January 1,	$13,909	$14,202	$—
Additions based on tax positions related to the current year	3,775	3,557	5,023
Additions and reductions for tax positions of prior years	359	(1,519)	9,179
Reductions for lapse in statute of limitations	(3,126)	(2,331)	—
Balance, December 31,	$14,917	$13,909	$14,202

In connection with a current tax assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2020. In addition, the taxing authorities have issued income tax deficiencies related to the deductibility of foreign exchange losses on the Company’s intercompany loan for the 2020 tax year. The Company disagrees with these assessments and is appealing with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $109.7 million; excluding penalties and interest of $172.8 million.

The Company removed the permanent reinvestment assertion on retained earnings and capital for its foreign subsidiaries in prior years. Argentina’s sale eliminated the last of the Company’s permanent reinvestment assertions in 2024. As a result, the Company has recorded cumulative deferred foreign withholding taxes of $23.3 million at December 31, 2025. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations except as noted in Guatemala, El Salvador, and Nicaragua. The deferred incomes taxes related to the Guatemala, El Salvador, and Nicaragua subsidiaries are immaterial and determining the amount of unrecognized deferred tax liability for any additional outside basis differences in indefinitely reinvested entities is not practicable.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the year ended December 31, 2025	(in thousands)
Revenues (1)	$1,865,602	$705,039	$244,498	$—	$2,815,139
Cost of revenues (2)	279,205	212,795	198,972	—	690,972
Operating profit	1,586,397	492,244	45,526	—	2,124,167
Selling, general, and administrative expenses	129,447	72,860	12,936	62,368	277,611
Acquisition and new business initiatives
related adjustments and expenses	20,371	6,949	—	—	27,320
Asset impairment and decommission costs	122,422	60,887	—	856	184,165
Depreciation, amortization and accretion	148,140	132,107	3,909	8,129	292,285
Operating income (loss)	1,166,017	219,441	28,681	(71,353)	1,342,786
Other expense, net (principally interest
expense and other income)				(100,748)	(100,748)
Income before income taxes					1,242,038
Cash capital expenditures (3)	182,822	1,097,377	5,820	4,114	1,290,133
For the year ended December 31, 2024
Revenues (1)	$1,861,424	$665,341	$152,869	$—	$2,679,634
Cost of revenues (2)	269,168	193,829	118,730	—	581,727
Operating profit	1,592,256	471,512	34,139	—	2,097,907
Selling, general, and administrative expenses	132,627	64,583	13,983	47,563	258,756
Acquisition and new business initiatives
related adjustments and expenses	14,954	10,992	—	—	25,946
Asset impairment and decommission costs	49,777	57,030	—	1,118	107,925
Depreciation, amortization and accretion	145,041	113,549	3,560	7,367	269,517
Operating income (loss)	1,249,857	225,358	16,596	(56,048)	1,435,763
Other expense, net (principally interest
expense and other income)				(663,097)	(663,097)
Income before income taxes					772,666
Cash capital expenditures (3)	374,339	150,345	1,014	2,598	528,296
For the year ended December 31, 2023
Revenues (1)	$1,846,554	$670,381	$194,649	$—	$2,711,584
Cost of revenues (2)	268,572	204,115	139,935	—	612,622
Operating profit	1,577,982	466,266	54,714	—	2,098,962
Selling, general, and administrative expenses	121,782	66,619	21,316	58,219	267,936
Acquisition and new business initiatives
related adjustments and expenses	10,725	10,946	—	—	21,671
Asset impairment and decommission costs	138,699	28,089	372	2,227	169,387
Depreciation, amortization and accretion	457,169	248,758	3,704	6,678	716,309
Operating income (loss)	849,607	111,854	29,322	(67,124)	923,659
Other expense, net (principally interest
expense and other income)				(375,156)	(375,156)
Income before income taxes					548,503
Cash capital expenditures (3)	244,366	118,972	2,573	2,702	368,613

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of December 31, 2025	$6,178,526	$5,183,588	$98,072	$114,826	$11,575,012
As of December 31, 2024	$6,206,748	$3,417,981	$65,481	$1,727,126	$11,417,336

(1)For the years ended December 31, 2025, 2024, and 2023, site leasing revenue in Brazil was $350.8 million, $379.8 million, and $392.0 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenues in any of the periods presented.

(2)Excludes depreciation, amortization, and accretion. Cost of revenues is primarily comprised of rent expense related to the Company’s ground leases.

(3)Includes cash paid for capital expenditures, acquisitions, and right-of-use assets.

(4)Assets in Other consist primarily of general corporate assets, and short-term investments. Assets in Other for the period ended December 31, 2024 also includes $1.165 billion of cash held in escrow which was used to repay the 2019-1C Tower Securities on January 15, 2025.

Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. The Company’s long-lived assets by geographic areas representing more than 5% of the Company’s total long-lived assets is presented below:

	As of	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Domestic	$5,737,975	$5,741,882
Brazil	1,799,578	1,681,925
Guatemala	636,476	50,686
Other international	1,975,560	1,307,026
Total	$10,149,589	$8,781,519

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Numerator:
Net income attributable to SBA
Communications Corporation	$1,053,632	$749,536	$501,812
Denominator:
Basic weighted-average shares outstanding	107,207	107,644	108,204
Dilutive impact of stock options, RSUs, and PSUs	326	436	703
Diluted weighted-average shares outstanding	107,533	108,080	108,907
Net income per common share attributable to SBA
Communications Corporation:
Basic	$9.83	$6.96	$4.64
Diluted	$9.80	$6.94	$4.61

For the years ended December 31, 2025, 2024, and 2023, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s stock options, RSUs, and PSUs because the impact would be anti-dilutive.

17.COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancelable operating leases for land, office space, equipment, and site leases. In addition, the Company is obligated under various non-cancelable financing leases for vehicles. The annual minimum lease payments, including fixed rate escalations as of December 31, 2025 are as follows:

	Finance Leases	Operating Leases
	(in thousands)
2026	$2,869	$309,764
2027	2,276	306,654
2028	1,978	301,837
2029	1,077	291,756
2030	3	273,512
Thereafter	—	3,020,519
Total minimum lease payments	8,203	4,504,042
Less: amount representing interest	(1,233)	(2,092,150)
Present value of future payments	6,970	2,411,892
Less: current obligations	(2,489)	(297,115)
Long-term obligations	$4,481	$2,114,777

Tenant Leases

The annual minimum tower lease income to be received for tower space rental under non-cancelable operating leases, including fixed rate escalations, as of December 31, 2025 is as follows:

(in thousands)
2026	$2,221,703
2027	2,025,952
2028	1,801,133
2029	1,472,341
2030	1,035,148
Thereafter	2,993,522
Total	$11,549,799

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2025	2024	2023

T-Mobile	31.1%	30.5%	32.5%
AT&T Wireless	20.3%	20.6%	19.5%
Verizon Wireless	15.1%	15.1%	14.6%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2025	2024	2023

T-Mobile	36.8%	38.1%	40.2%
AT&T Wireless	30.6%	29.6%	28.6%
Verizon Wireless	20.4%	20.1%	19.7%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2025	2024	2023

Telefonica	19.7%	21.3%	22.5%
Claro	18.9%	19.2%	20.2%
TIM	13.4%	15.9%	15.7%
Tigo (1)	11.3%	5.8%	5.6%

(1)The increase in site leasing revenue derived from Tigo was due to the sites purchased from Millicom during the year ended December 31, 2025.

	For the year ended December 31,
Percentage of Site Development Revenue	2025	2024	2023

T-Mobile	77.9%	69.9%	71.5%
Verizon Wireless	18.2%	20.1%	16.8%

Five customers comprised 61.0% and 61.4% of total gross accounts receivable at December 31, 2025 and 2024, respectively.

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

The Company makes a discretionary matching contribution of 100% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $3.8 million, $3.3 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The components of redeemable noncontrolling interests are as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$54,132	$35,047
Net income (loss) attributable to noncontrolling interests	824	(859)
Foreign currency translation adjustments	(89)	618
Purchase of noncontrolling interests	146	1,865
Contribution from joint venture partner	—	5,730
Adjustment to redemption amount	23,249	11,731
Ending balance	$78,262	$54,132

21.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates.

On June 21, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, amended its existing interest rate swap agreement which swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 185 basis points for an all-in fixed rate of 1.900% per annum from August 1, 2023 through January 25, 2024 (the repayment date of the 2018 Term Loan and issuance date of the 2024 Term Loan). The swap remained in effect under the 2024 Term Loan (as amended on October 2, 2024) and swapped $1.95 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 1.800% per annum through its maturity on March 31, 2025.

On November 3, 2023, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into a forward-starting interest rate swap agreement to swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 5.580% per annum. On September 6, 2024, the Company, through its wholly owned subsidiary, SBA Senior Finance II, entered into an additional forward-starting interest rate swap agreement to swap $1.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for an all-in fixed rate of 4.750% per annum (collectively the “forward-starting swaps”). The forward-starting swaps became effective on March 31, 2025 and mature on April 11, 2028.

As of December 31, 2025, the Company has interest rate swap agreements on its 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

On September 11, 2024, the Company entered into a treasury lock agreement to fix the three-year treasury rate at 3.3985% for $620.0 million of notional value related to the 2024-2C Tower Securities issued on October 11, 2024. The treasury lock agreement was terminated and settled upon issuance of the 2024-2C Tower Securities, and the Company recognized an $8.2 million gain in other comprehensive income (loss) which is being amortized to interest expense over the life of the 2024-2C Tower Securities. After consideration of the treasury lock agreement, the all-in fixed rate on the 2024-2C Tower Securities is 4.654% per annum.

As of December 31, 2025, the hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

		Fair Value as of
	Balance Sheet	December 31,	December 31,
	Location	2025	2024

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$6,445	$50,589
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$12,265	$—

Accumulated other comprehensive loss, net includes an aggregate $1.0 million loss and a $50.9 million gain as of December 31, 2025 and 2024, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the fiscal years ended December 31, 2025, 2024, and 2023.

	For the year ended December 31,
	2025	2024	2023

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$(56,409)	$(34,513)	$(97,760)
Gain on settlement of hedging agreement recorded in Accumulated other
comprehensive loss, net	—	8,187	—
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(2,737)	$(608)	$—

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$7,310	$26,317	$29,627

22.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025
	(in thousands, except per share amounts)
Revenues	$719,583	$732,327	$698,981	$664,248
Operating income	298,926	374,169	334,781	334,910
Depreciation, accretion, and amortization	(80,390)	(76,883)	(69,964)	(65,048)
Net income attributable to SBA Communications Corporation	370,290	236,816	225,794	220,732

Net income per common share - basic	$3.48	$2.21	$2.10	$2.05
Net income per common share - diluted	3.47	2.20	2.09	2.04

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
	(in thousands, except per share amounts)
Revenues	$693,700	$667,595	$660,477	$657,862
Operating income	382,339	375,596	354,470	323,358
Depreciation, accretion, and amortization	(65,073)	(63,515)	(64,179)	(76,750)
Net income attributable to SBA Communications Corporation	173,629	258,534	162,830	154,543

Net income per common share - basic	$1.61	$2.41	$1.52	$1.43
Net income per common share - diluted	1.61	2.40	1.51	1.42

Because net income per share amounts are calculated using the weighted-average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total net income per share amounts for the year.