Form 10-Q
period 2026-03-31
SBA COMMUNICATIONS CORP
filed 2026-05-05
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 106,063,017 shares of Class A common stock as of April 22, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$269,064	$264,568
Restricted cash	58,773	167,804
Accounts receivable, net	161,474	171,256
Costs and estimated earnings in excess of billings on uncompleted contracts	23,326	28,152
Prepaid expenses and other current assets	254,856	141,651
Total current assets	767,493	773,431
Property and equipment, net	3,415,936	3,401,799
Intangible assets, net	2,880,040	2,882,117
Operating lease right-of-use assets, net	2,678,715	2,540,229
Acquired and other right-of-use assets, net	1,332,453	1,325,443
Other assets	646,207	651,993
Total assets	$11,720,844	$11,575,012
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$63,549	$73,034
Accrued expenses	85,444	93,502
Current maturities of long-term debt	2,683,531	1,935,802
Deferred revenue	103,650	117,309
Accrued interest	38,753	65,036
Current lease liabilities	304,960	299,604
Other current liabilities	65,803	94,014
Total current liabilities	3,345,690	2,678,301
Long-term liabilities:
Long-term debt, net	10,276,200	10,964,466
Long-term lease liabilities	2,151,367	2,119,258
Other long-term liabilities	613,488	588,244
Total long-term liabilities	13,041,055	13,671,968
Redeemable noncontrolling interests	85,744	78,262
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 106,063 shares and
105,666 shares issued and outstanding at March 31, 2026 and December 31, 2025,
respectively	1,061	1,057
Additional paid-in capital	3,084,883	3,059,427
Accumulated deficit	(7,200,856)	(7,249,905)
Accumulated other comprehensive loss, net	(636,733)	(664,098)
Total shareholders' deficit	(4,751,645)	(4,853,519)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$11,720,844	$11,575,012

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2026	2025

Revenues:
Site leasing	$656,149	$616,209
Site development	47,289	48,039
Total revenues	703,438	664,248
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	131,912	115,478
Cost of site development	39,424	38,188
Selling, general, and administrative expenses (1)	70,548	66,219
Acquisition and new business initiatives related
adjustments and expenses	8,090	7,379
Asset impairment and decommission costs	29,300	37,026
Depreciation, accretion, and amortization	81,316	65,048
Total operating expenses	360,590	329,338
Operating income	342,848	334,910
Other income (expense):
Interest income	5,207	10,780
Interest expense	(128,529)	(104,148)
Non-cash interest expense	(772)	(8,348)
Amortization of deferred financing fees	(5,259)	(5,434)
Other income, net	22,519	32,165
Total other expense, net	(106,834)	(74,985)
Income before income taxes	236,014	259,925
Provision for income taxes	(51,112)	(42,019)
Net income	184,902	217,906
Net (gain) loss attributable to noncontrolling interests	(72)	2,826
Net income attributable to SBA Communications
Corporation	$184,830	$220,732
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.75	$2.05
Diluted	$1.74	$2.04
Weighted-average number of common shares
Basic	105,815	107,744
Diluted	106,111	108,140

(1)Includes non-cash compensation of $18,286 and $15,075 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months
	ended March 31,

	2026	2025

Net income	$184,902	$217,906
Adjustments related to interest rate swaps	11,106	(34,860)
Foreign currency translation adjustments	15,543	57,591
Comprehensive income	211,551	240,637
Comprehensive loss attributable to noncontrolling interests	644	3,758
Comprehensive income attributable to SBA
Communications Corporation	$212,195	$244,395

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2025	105,666	$1,057	$3,059,427	$(7,249,905)	$(664,098)	$(4,853,519)
Net income attributable to SBA
Communications Corporation	—	—	—	184,830	—	184,830
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	409	4	14,398	—	—	14,402
Non-cash stock compensation	—	—	19,184	—	—	19,184
Adjustments related to interest rate swaps	—	—	—	—	11,106	11,106
Repurchase and retirement of common stock	(12)	—	—	(2,245)	—	(2,245)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	16,259	16,259
Dividends and dividend equivalents
on common stock	—	—	—	(133,536)	—	(133,536)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(8,126)	—	—	(8,126)
BALANCE, March 31, 2026	106,063	$1,061	$3,084,883	$(7,200,856)	$(636,733)	$(4,751,645)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2024	107,561	$1,076	$2,975,455	$(7,326,189)	$(760,280)	$(5,109,938)
Net income attributable to SBA
Communications Corporation	—	—	—	220,732	—	220,732
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	467	4	11,710	—	—	11,714
Non-cash stock compensation	—	—	16,115	—	—	16,115
Adjustments related to interest rate swaps	—	—	—	—	(34,860)	(34,860)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	58,523	58,523
Dividends and dividend equivalents
on common stock	—	—	—	(120,759)	—	(120,759)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(12,230)	—	—	(12,230)
BALANCE, March 31, 2025	108,028	$1,080	$2,991,050	$(7,226,216)	$(736,617)	$(4,970,703)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$184,902	$217,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	81,316	65,048
Gain on remeasurement of U.S. denominated intercompany loans	(16,260)	(54,641)
Non-cash compensation expense	18,936	15,713
Non-cash asset impairment and decommission costs	26,934	35,726
Deferred and non-cash income tax provision	25,445	35,682
Loss on sale of assets	38	18,785
Other non-cash items reflected in the Statements of Operations	13,957	19,998
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	15,958	10,399
Prepaid expenses and other assets	(740)	(4,642)
Operating lease right-of-use assets, net	39,053	33,080
Accounts payable and accrued expenses	(13,056)	(8,537)
Accrued interest	(25,701)	(26,941)
Long-term lease liabilities	(35,053)	(32,787)
Other liabilities	(60,644)	(23,614)
Net cash provided by operating activities	255,085	301,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(143,496)	(63,388)
Capital expenditures	(48,397)	(46,173)
Purchase of investments	(725,129)	(228,376)
Proceeds from sale of investments	618,000	415,840
Repayment of loan from unconsolidated joint venture	—	115,000
Proceeds from sale of assets	2,176	40,428
Other investing activities	75	4,935
Net cash (used in) provided by investing activities	(296,771)	238,266
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	900,000	—
Repayments under Revolving Credit Facility	(90,000)	—
Repayment of Term Loans	(5,750)	(5,750)
Repayment of Tower Securities	(750,000)	(1,165,000)
Payment of dividends on common stock	(135,195)	(122,275)
Proceeds from employee stock purchase/stock option plans	34,017	36,002
Payments related to taxes on stock options and restricted stock units	(19,615)	(24,288)
Other financing activities	(3,071)	(824)
Net cash used in financing activities	(69,614)	(1,282,135)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,791	6,143
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(104,509)	(736,551)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	437,021	1,400,657
End of period	$332,512	$664,106

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2026	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$155,285	$132,221
Income taxes	$44,730	$7,452

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,428	$28,098
Operating lease modifications and reassessments	$51,433	$31,417
Right-of-use assets obtained in exchange for new finance lease liabilities	$338	$879

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals and deferrals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the full year.

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, Foreign Currency Matters, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $10.1 million gain and a $36.0 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company made no repayments under its intercompany loan agreements. As of March 31, 2026 and December 31, 2025, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $917.4 million and $917.3 million, respectively.

Accounting Standards Updates

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, modernizing the accounting for costs related to internal-use software. The standard removed the development stage model and requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and when it is probable that the project will be completed and the software will be used for its intended purposes. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has elected to adopt the standard as of

January 1, 2026. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Items Measured at Fair Value on a Nonrecurring Basis — The Company estimates the fair value of assets subject to impairment using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable earnings and trading multiples. The cash flows employed in the DCF analysis are based on estimates of future revenues, earnings, and cash flows after considering factors such as tower location demographics, timing of additions of new tenants, lease rates, rate and term of renewal, attrition, ongoing cash requirements, and market multiples. Each of the assumptions are applied based on the specific facts and circumstances of the identified assets at the lowest level of identifiable cash flows. The DCF analysis used an average discount rate ranging from 6.9% - 8.0%.

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months
	ended March 31,
	2026	2025

	(in thousands)
Asset impairment (1)	$22,427	$30,466
Write-off of carrying value of decommissioned towers	3,490	2,561
Other (including tower and equipment decommission costs)	3,383	3,999
Total asset impairment and decommission costs	$29,300	$37,026

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $21.7 million and $21.1 million as of March 31, 2026 and December 31, 2025, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of its investments involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three months ended March 31, 2026 or 2025.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of March 31, 2026 and December 31, 2025, the Company had $112.1 million and $6.6 million of short-term investments, respectively. For the three months ended March 31, 2026, the Company purchased $723.4 million and sold $618.0 million of short-term investments. For the three months ended March 31, 2025, the Company purchased $227.0 million and sold $415.8 million of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Term SOFR Rate was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 10 for the principal balances, fair values, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	March 31, 2026	December 31, 2025	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$269,064	$264,568	Cash and cash equivalents
Securitization escrow accounts	10,888	9,175	Restricted cash - current asset
Payment, performance bonds, and other	47,885	158,629	Restricted cash - current asset
Surety bonds and workers compensation	4,675	4,649	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$332,512	$437,021

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash includes $47.0 million and $155.8 million of cash held by a qualified intermediary for the Company’s like-kind exchange transaction as of March 31, 2026 and December 31, 2025, respectively. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2026 and December 31, 2025, the Company had $43.3 million in surety and payment and performance bonds for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2026 and December 31, 2025, the Company had pledged $3.0 million and $2.9 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Costs incurred on uncompleted contracts	$150,545	$146,706
Estimated earnings	55,185	53,594
Billings to date	(188,063)	(179,329)
	$17,667	$20,971

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,326	$28,152
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,659)	(7,181)
	$17,667	$20,971

At March 31, 2026 and December 31, 2025, the two largest customers comprised 94.7% and 95.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Short-term investments	$112,061	$6,648
Short-term loans receivable (1)	63,900	63,779
Prepaid real estate taxes	3,886	3,815
Interest receivable	1,778	611
Prepaid insurance	4,154	1,778
Prepaid taxes	25,887	26,736
Prepaid ground rent	4,761	3,586
Other current assets	38,429	34,698
Total prepaid expenses and other current assets	$254,856	$141,651

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Straight-line rent receivable	$430,368	$424,627
Interest rate swap asset (2)	11,362	6,445
Loans receivable	3,590	3,661
Deferred lease costs, net	9,772	9,967
Deferred tax asset - long-term	32,412	35,716
Long-term investments	21,681	21,053
Other	137,022	150,524
Total other assets	$646,207	$651,993

(1)Short-term loans receivable includes a $56.6 million third-party loan that matures in November 2026 as of March 31, 2026 and December 31, 2025.

(2)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months
	ended March 31,
	2026	2025

Acquisitions of towers and related assets	$132,199	$54,183
Land buyouts and other assets (1)	11,297	9,205
Total cash acquisition capital expenditures	$143,496	$63,388

(1)Excludes $2.0 million and $3.2 million spent to extend ground lease terms for the three months ended March 31, 2026 and 2025, respectively. The Company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the three months ended March 31, 2026, the Company acquired 10 towers and related assets and liabilities, as well as the rights to land underneath approximately 3,900 communication sites in Guatemala. During the three months ended March 31, 2025, the Company acquired 344 towers and related assets and liabilities, including 321 sites related to the transaction with Millicom International Cellular S.A. The table below summarizes the Company’s acquisition of towers and related assets and liabilities, by asset class:

	For the three months
	ended March 31,
	2026	2025

	(in thousands)
Property and equipment, net	$4,548	$27,110
Intangible assets, net	21,200	30,484
Operating lease right-of-use assets, net	113,730	14,120
Acquisition related holdbacks	(145)	(129)
Long-term lease liabilities	(1,701)	(11,991)
Other liabilities assumed, net	(5,433)	(5,411)
Total acquisitions of towers and related assets and liabilities	$132,199	$54,183

During the three months ended March 31, 2026, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets. As of March 31, 2026, there were no acquisitions with purchase price allocations that were preliminary.

As of the date of this filing, the Company, subsequent to quarter end, purchased or is under contract to purchase 56 communication sites for an aggregate consideration of $36.9 million in cash. The Company anticipates that these acquisitions will be closed by the end of the third quarter of 2026.

The maximum potential obligation related to contingent consideration for closed acquisitions was $63.2 million as of March 31, 2026 and December 31, 2025. No such amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Towers and related assets	$6,637,917	$6,606,764
Construction-in-process (1)	82,292	72,794
Furniture, equipment, and vehicles	100,070	97,984
Land, buildings, and improvements (2)	990,430	985,019
Total property and equipment	7,810,709	7,762,561
Less: accumulated depreciation	(4,394,773)	(4,360,762)
Property and equipment, net	$3,415,936	$3,401,799

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $36.0 million and $27.3 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, unpaid capital expenditures that are included in accounts payable and accrued expenses were $11.2 million and $12.3 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2026			As of December 31, 2025
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,734,340	$(3,477,694)	$2,256,646	$5,695,073	$(3,438,168)	$2,256,905
Network location intangibles	2,000,776	(1,377,382)	623,394	1,992,271	(1,367,059)	625,212
Intangible assets, net	$7,735,116	$(4,855,076)	$2,880,040	$7,687,344	$(4,805,227)	$2,882,117

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $33.5 million and $26.8 million for the three months ended March 31, 2026 and 2025, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Salaries and benefits	$23,238	$32,805
Real estate and property taxes	8,320	7,596
Unpaid capital expenditures	11,166	12,274
Acquisition related holdbacks	3,193	3,196
Other	39,527	37,631
Total accrued expenses	$85,444	$93,502

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		March 31, 2026			December 31, 2025
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
Revolving Credit Facility	Jan. 25, 2029	$1,285,000	$1,285,000	$1,285,000	$475,000	$475,000	$475,000
2024 Term Loan	Jan. 25, 2031	2,254,000	2,259,635	2,235,443	2,259,750	2,271,049	2,240,373
2020-1C Tower Securities (1)(2)	Jan. 9, 2026	—	—	—	750,000	722,460	749,945
2020-2C Tower Securities (1)	Jan. 11, 2028	600,000	579,240	598,371	600,000	513,798	598,149
2021-1C Tower Securities (1)	Nov. 9, 2026	1,165,000	1,004,929	1,163,470	1,165,000	1,003,356	1,162,858
2021-2C Tower Securities (1)	Apr. 9, 2027	895,000	871,999	893,127	895,000	852,022	892,677
2021-3C Tower Securities (1)	Oct. 9, 2031	895,000	676,889	889,412	895,000	675,797	889,178
2022-1C Tower Securities (1)	Jan. 11, 2028	850,000	868,445	845,908	850,000	867,034	845,373
2024-1C Tower Securities (1)	Oct. 9, 2029	1,450,000	1,448,260	1,440,558	1,450,000	1,446,129	1,440,007
2024-2C Tower Securities (1)	Oct. 8, 2027	620,000	621,922	617,069	620,000	625,425	616,636
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,486,890	1,497,061	1,500,000	1,488,615	1,496,240
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,425,000	1,494,312	1,500,000	1,434,375	1,493,832
Total debt		$13,014,000	$12,528,209	$12,959,731	$12,959,750	$12,375,060	$12,900,268
Less: current maturities of long-term debt				(2,683,531)			(1,935,802)
Total long-term debt, net of current maturities				$10,276,200			$10,964,466

(1)The maturity date represents the anticipated repayment date for each issuance.

(2)On January 9, 2026, the Company repaid the aggregate principal amount of the 2020-1C Tower Securities using borrowings from the Revolving Credit Facility.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended March 31,
	Rates as of	2026		2025
	March 31,	Cash	Non-cash	Cash	Non-cash
	2026	Interest	Interest	Interest	Interest

		(in thousands)
Revolving Credit Facility	4.755%	$13,838	$—	$704	$—
2024 Term Loan (1)	5.194%	29,387	187	13,864	6,752
2019-1C Tower Securities	2.836%	—	—	1,306	—
2020-1C Tower Securities	1.884%	567	—	3,598	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—
2021-1C Tower Securities	1.631%	4,846	—	4,846	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—
2022-1C Tower Securities	6.599%	14,093	—	14,093	—
2024-1C Tower Securities	4.831%	17,635	—	17,635	—
2024-2C Tower Securities (2)	4.654%	7,977	—	7,977	—
2020 Senior Notes	3.875%	14,531	102	14,531	98
2021 Senior Notes	3.125%	11,719	—	11,719	—
Other		327	483	266	1,498
Total		$128,529	$772	$104,148	$8,348

(1)The 2024 Term Loan has a blended rate of 5.194%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 5.420% as of March 31, 2026. Refer to Note 17 for more information on the Company’s interest rate swaps.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement which settled upon issuance of the notes. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 17 for more information on the Company’s treasury lock agreement.

Senior Credit Agreement

As of March 31, 2026, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	March 31, 2026 (1)	March 31, 2026 (2)

Revolving Credit Facility	4.755%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2025.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2025.

The table below summarizes the Company’s Revolving Credit Facility activity during the three months ended March 31, 2026 and 2025:

	For the three
	ended March 31,
	2026	2025

	(in thousands)
Beginning outstanding balance	$475,000	$—
Borrowings	900,000	—
Repayments	(90,000)	—
Ending outstanding balance	$1,285,000	$—

Subsequent to March 31, 2026, the Company repaid $205.0 million under the Revolving Credit Facility, and as of the date of this filing, $1.1 billion was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the three months ended March 31, 2026, the Company repaid an aggregate of $5.8 million of principal on the 2024 Term Loan. As of March 31, 2026, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

On January 9, 2026, the Company repaid the entire aggregate principal amount of the 2020-1C Tower Securities ($750.0 million) and on January 30, 2026, the Company repaid $39.5 million of the principal amount of the 2020-2R Tower Securities. The remaining balance of the 2020-2R Tower Securities is $31.6 million.

As of March 31, 2026, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On April 27, 2025, the Company’s Board of Directors authorized a $1.5 billion share repurchase plan. As of the date of this filing, the Company had $1.1 billion of authorization remaining under this plan.

Dividends

For the three months ended March 31, 2026, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 25, 2026	March 13, 2026	$1.25	$135.2 million (1)	March 27, 2026

(1)Amount reflected includes the payment of $2.6 million in dividend equivalents.

Dividends paid in 2026 were ordinary taxable dividends.

Subsequent to March 31, 2026, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 28, 2026	May 22, 2026	$1.25	June 17, 2026

12.STOCK-BASED COMPENSATION

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the three months ended March 31, 2026:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2025	480	$221.37	206	$245.29
Granted	308	$195.75	76	$209.37
PSU adjustment (2)	—	$—	5	$262.67
Vested	(206)	$225.99	(93)	$256.19
Forfeited/canceled	(14)	$209.39	—	$—
Outstanding at March 31, 2026	568	$206.08	194	$222.65

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2026 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2025	546	$187.07
Exercised	(509)	$182.30
Outstanding at March 31, 2026	37	$251.22	5.4	$—
Exercisable at March 31, 2026	23	$258.29	4.5	$—
Unvested at March 31, 2026	14	$239.20	7.0	$—

The total intrinsic value for options exercised during the three months ended March 31, 2026 was $7.0 million.

13.INCOME TAXES

The primary reason for the difference between the Company’s effective tax rate and the U.S. statutory rate is the Company’s REIT status. A tax provision is recognized because U.S. taxable REIT subsidiary and certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its U.S. taxable REIT subsidiary. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $366.2 million as of December 31, 2025, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2020. In addition, the taxing authorities have issued income tax deficiencies related to the deductibility of foreign exchange losses on the Company’s intercompany loan for the 2020 tax year. The Company disagrees with these assessments and is appealing with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $114.1 million, excluding penalties and interest of $184.4 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended March 31, 2026	(in thousands)
Revenues (1)	$450,301	$205,848	$47,289	$—	$703,438
Cost of revenues (2)	70,621	61,291	39,424	—	171,336
Operating profit	379,680	144,557	7,865	—	532,102
Selling, general, and administrative expenses	31,357	18,309	3,579	17,303	70,548
Acquisition and new business initiatives
related adjustments and expenses	5,530	2,560	—	—	8,090
Asset impairment and decommission costs	26,971	2,131	198	—	29,300
Depreciation, amortization and accretion	37,618	41,154	903	1,641	81,316
Operating income (loss)	278,204	80,403	3,185	(18,944)	342,848
Other expense, net (principally interest
expense and other income)				(106,834)	(106,834)
Income before income taxes					236,014
Cash capital expenditures (3)	59,575	129,305	432	2,919	192,231

For the three months ended March 31, 2025
Revenues (1)	$460,994	$155,215	$48,039	$—	$664,248
Cost of revenues (2)	68,272	47,206	38,188	—	153,666
Operating profit	392,722	108,009	9,851	—	510,582
Selling, general, and administrative expenses	31,007	17,424	3,215	14,573	66,219
Acquisition and new business initiatives
related adjustments and expenses	5,861	1,518	—	—	7,379
Asset impairment and decommission costs	15,164	21,318	—	544	37,026
Depreciation, amortization and accretion	36,744	25,523	857	1,924	65,048
Operating income (loss)	303,946	42,226	5,779	(17,041)	334,910
Other expense, net (principally interest
expense and other income)				(74,985)	(74,985)
Income before income taxes					259,925
Cash capital expenditures (3)	42,379	66,340	826	895	110,440

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of March 31, 2026	$6,198,460	$5,221,248	$78,104	$223,032	$11,720,844
As of December 31, 2025	$6,178,526	$5,183,588	$98,072	$114,826	$11,575,012

(1)For the three months ended March 31, 2026 and 2025, site leasing revenue in Brazil was $88.9 million and $85.0 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

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

Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. The Company’s long-lived assets by geographic areas representing more than 5% of the Company’s total long-lived assets is presented below:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Domestic	$5,749,826	$5,737,975
Brazil	1,855,955	1,799,578
Guatemala	749,680	636,476
Other international	1,951,683	1,975,560
Total	$10,307,144	$10,149,589

15.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income attributable to SBA Communications Corporation by the weighted-average number of shares of Class A common stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to SBA Communications Corporation by the weighted-average number of shares of Class A common stock outstanding adjusted for any dilutive Class A common stock equivalents, including unvested RSUs, PSUs, and shares issuable upon exercise of stock options as determined under the Treasury Stock method.

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three months ended March 31, 2026 and 2025:

	For the three months
	ended March 31,
	2026	2025

Numerator:
Net income attributable to SBA
Communications Corporation	$184,830	$220,732
Denominator:
Basic weighted-average shares outstanding	105,815	107,744
Dilutive impact of stock options, RSUs, and PSUs	296	396
Diluted weighted-average shares outstanding	106,111	108,140
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.75	$2.05
Diluted	$1.74	$2.04

For the three months ended March 31, 2026 and 2025, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s RSUs, PSUs, and stock options because the impact would be anti-dilutive.

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

The components of redeemable noncontrolling interests as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Beginning balance	$78,262	$54,132
Net income attributable to noncontrolling interests	72	824
Foreign currency translation adjustments	(716)	(89)
Purchase of noncontrolling interests	—	146
Adjustment to redemption amount	8,126	23,249
Ending balance	$85,744	$78,262

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of March 31, 2026, the Company has interest rate swap agreements on its 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028.

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

As of March 31, 2026, all hedges remain highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net. The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2026	2025

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$11,362	$6,445
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$5,392	$12,265

Accumulated other comprehensive loss, net includes an aggregate $10.1 million gain and a $1.0 million loss as of March 31, 2026 and December 31, 2025, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2026 and 2025.

	For the three months
	ended March 31,
	2026	2025

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$11,790	$(40,755)
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(684)	$(684)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$—	$6,579

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Africa. Our primary business line is our site leasing business, which contributed 98.5% of our total segment operating profit for the three months ended March 31, 2026. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2026, we owned 46,358 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, and Africa. As of March 31, 2026, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the three months ended March 31, 2026. In addition, as of March 31, 2026, approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively, and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of March 31, 2026, approximately 70% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Consolidated Financial Statements included in this quarterly report.

	For the three months ended
Segment operating profit as a percentage of	March 31,

total operating profit	2026	2025

Domestic site leasing	71.3%	76.9%
International site leasing	27.2%	21.2%
Total site leasing	98.5%	98.1%

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

During the remainder of 2026, we expect core leasing revenue to increase over 2025 levels, on a currency neutral basis, due in part to wireless carriers deploying additional capacity and increasing geographical coverage, the full year impact of towers acquired and built during 2025 and 2026, and the revenues from towers expected to be acquired and built during the remainder of 2026, partially offset by increased churn primarily driven by Sprint and EchoStar. Generally, we believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in our Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$450,301	$460,994	$—	$(10,693)	(2.3%)
International site leasing	205,848	155,215	12,202	38,431	24.8%
Site development	47,289	48,039	—	(750)	(1.6%)
Total	$703,438	$664,248	$12,202	$26,988	4.1%
Cost of Revenues
Domestic site leasing	$70,621	$68,272	$—	$2,349	3.4%
International site leasing	61,291	47,206	3,988	10,097	21.4%
Site development	39,424	38,188	—	1,236	3.2%
Total	$171,336	$153,666	$3,988	$13,682	8.9%
Operating Profit
Domestic site leasing	$379,680	$392,722	$—	$(13,042)	(3.3%)
International site leasing	144,557	108,009	8,214	28,334	26.2%
Site development	7,865	9,851	—	(1,986)	(20.2%)

Revenues

Domestic site leasing revenues decreased $10.7 million for the three months ended March 31, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals, partially offset by (1) organic site leasing growth from new leases, amendments, and contractual rent escalators and (2) revenues from 23 towers acquired and 31 towers built since January 1, 2025.

International site leasing revenues increased $50.6 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $38.4 million. These changes were primarily due to (1) revenues from 7,133 towers acquired (including 7,110 towers related to the Millicom transaction) and 525 towers built since January 1, 2025, (2) organic site leasing growth from new leases, amendments, and contractual escalators, and (3) increases in non-cash straight line revenue and reimbursable pass-through expenses, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 13.5% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Operating Profit

Domestic site leasing segment operating profit decreased $13.0 million for the three months ended March 31, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals.

International site leasing segment operating profit increased $36.5 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $28.3 million. These changes were primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2025.

Site development segment operating profit decreased $2.0 million for the three months ended March 31, 2026, as compared to the prior year, as a result of an increase in construction costs and decreased carrier activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$31,357	$31,007	$—	$350	1.1%
International site leasing	18,309	17,424	935	(50)	(0.3%)
Total site leasing	$49,666	$48,431	$935	$300	0.6%
Site development	3,579	3,215	—	364	11.3%
Other	17,303	14,573	—	2,730	18.7%
Total	$70,548	$66,219	$935	$3,394	5.1%

Selling, general, and administrative expenses increased $4.3 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $3.4 million. These changes were driven primarily by increases in non-cash compensation expense and personnel and other support related costs (as a result of our increased presence in certain markets and entrance into Honduras), partially offset by lower costs associated with our market divestitures since January 1, 2025 and a reduction in bad debt expense.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$26,971	$15,164	$—	$11,807	77.9%
International site leasing	2,131	21,318	216	(19,403)	(91.0%)
Total site leasing	$29,102	$36,482	$216	$(7,596)	(20.8%)
Site development	198	—	—	198	—%
Other	—	544	—	(544)	(100.0%)
Total	$29,300	$37,026	$216	$(7,942)	(21.4%)

Domestic asset impairment and decommission costs increased $11.8 million for the three months ended March 31, 2026, as compared to the prior year. This change was primarily as a result of increases in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers (due in part to Sprint related churn) and in tower and equipment related decommission costs.

International asset impairment and decommission costs decreased $19.2 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, international asset impairment and decommission costs decreased $19.4 million. These changes were primarily as a result of decreases in impairment charges resulting from our regular analysis of whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers (primarily in Brazil) and in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$37,618	$36,744	$—	$874	2.4%
International site leasing	41,154	25,523	2,159	13,472	52.8%
Total site leasing	$78,772	$62,267	$2,159	$14,346	23.0%
Site development	903	857	—	46	5.4%
Other	1,641	1,924	—	(283)	(14.7%)
Total	$81,316	$65,048	$2,159	$14,109	21.7%

Depreciation, accretion, and amortization expense increased $16.3 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $14.1 million.

These changes were primarily due to an increase in the number of towers we acquired and built since January 1, 2025 (including 7,110 towers acquired related to the Millicom transaction), partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$278,204	$303,946	$—	$(25,742)	(8.5%)
International site leasing	80,403	42,226	4,808	33,369	79.0%
Total site leasing	$358,607	$346,172	$4,808	$7,627	2.2%
Site development	3,185	5,779	—	(2,594)	(44.9%)
Other	(18,944)	(17,041)	—	(1,903)	11.2%
Total	$342,848	$334,910	$4,808	$3,130	0.9%

Domestic site leasing operating income decreased $25.7 million for the three months ended March 31, 2026, as compared to the prior year, primarily due to lower segment operating profit and an increase in asset impairment and decommission costs.

International site leasing operating income increased $38.2 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $33.4 million. These changes were primarily due to higher segment operating profit and a decrease in asset impairment and decommission costs, partially offset by an increase in depreciation, accretion, and amortization expense.

Site development operating income decreased $2.6 million for the three months ended March 31, 2026, as compared to the prior year, primarily due to lower segment operating profit driven by an increase in construction costs and decreased carrier activity.

Other operating expense, net increased $1.9 million for the three months ended March 31, 2026, as compared to the prior year, primarily due to an increase in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$5,207	$10,780	$205	$(5,778)	(53.6%)
Interest expense	(128,529)	(104,148)	(6)	(24,375)	23.4%
Non-cash interest expense	(772)	(8,348)	—	7,576	(90.8%)
Amortization of deferred financing fees	(5,259)	(5,434)	—	175	(3.2%)
Other income, net	22,519	32,165	(36,604)	26,958	(126.0%)
Total	$(106,834)	$(74,985)	$(36,405)	$4,556	(3.5%)

Interest income decreased $5.6 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, interest income decreased $5.8 million. These changes were primarily due to a lower amount of interest-bearing deposits held as compared to the prior year and a decrease in interest received on a loan to an unconsolidated joint venture as the loan was repaid on March 21, 2025.

Interest expense increased $24.4 million for the three months ended March 31, 2026, as compared to the prior year. This change was primarily due a higher average principal amount of our cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was primarily due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025 and the impact from the repayment of the 2020-1C Tower Securities on January 9, 2026 using borrowings from the Revolving Credit Facility which accrue interest at a higher rate.

Non-cash interest expense decreased $7.6 million for the three months ended March 31, 2026, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Other income, net includes a $16.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended March 31, 2026. The prior year period included a $54.6 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and an $18.8 million loss on sale of assets (which is inclusive of a $28.9 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations).

Provision for Income Taxes:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(51,112)	$(42,019)	$10,905	$(19,998)	84.7%

Provision for income taxes increased $9.1 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, provision for income taxes increased $20.0 million primarily due to increases in deferred withholding taxes and current taxes, partially offset by a decrease in foreign deferred taxes.

Net Income:

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$184,902	$217,906	$(20,692)	$(12,312)	(6.7%)

Net income decreased $33.0 million for the three months ended March 31, 2026, as compared to the prior year. On a constant currency basis, net income decreased $12.3 million. These changes were primarily due to the factors described above.

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

	For the three months ended				Constant
	March 31,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$184,902	$217,906	$(20,692)	$(12,312)	(6.7%)
Non-cash straight-line leasing revenue	(5,515)	(1,281)	331	(4,565)	356.4%
Non-cash straight-line ground lease expense	257	(1,668)	43	1,882	(112.8%)
Non-cash compensation	18,936	15,713	151	3,072	19.6%
Other income, net	(22,519)	(32,165)	36,604	(26,958)	(126.0%)
Acquisition and new business initiatives
related adjustments and expenses	8,090	7,379	96	615	8.3%
Asset impairment and decommission costs	29,300	37,026	216	(7,942)	(21.4%)
Interest income	(5,207)	(10,780)	(205)	5,778	(53.6%)
Interest expense (1)	134,560	117,930	6	16,624	14.1%
Depreciation, accretion, and amortization	81,316	65,048	2,159	14,109	21.7%
Provision for income taxes (2)	51,268	42,183	(10,903)	19,988	84.1%
Adjusted EBITDA	$475,388	$457,291	$7,806	$10,291	2.3%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $18.1 million for the three months ended March 31, 2026, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $10.3 million. These changes were primarily due to an increase in international site leasing segment operating profit, partially offset by decreases in domestic site leasing segment operating profit and site development segment operating profit and an increase in cash selling, general, and administrative expenses.

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

A summary of our cash flows is as follows:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Cash provided by operating activities	$255,085	$301,175
Cash (used in) provided by investing activities	(296,771)	238,266
Cash used in financing activities	(69,614)	(1,282,135)
Change in cash, cash equivalents, and restricted cash	(111,300)	(742,694)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	6,791	6,143
Cash, cash equivalents, and restricted cash, beginning of period	437,021	1,400,657
Cash, cash equivalents, and restricted cash, end of period	$332,512	$664,106

Operating Activities

Cash provided by operating activities was $255.1 million for the three months ended March 31, 2026 as compared to $301.2 million for the three months ended March 31, 2025. The decrease was primarily due to increases in cash outflows associated with working capital changes related to the timing of tax and customer payments, increases in interest expense and cash selling, general, and administrative expenses and decreases in domestic site leasing segment operating profit and site development segment operating profit. The decrease was partially offset by increases in international site leasing segment operating profit.

Investing Activities

A detail of our investing activities is as follows:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Acquisitions of towers and related assets	$(132,199)	$(54,183)
Land buyouts and other assets (1)	(11,297)	(9,205)
Construction and related costs	(25,533)	(19,775)
Augmentation and tower upgrades	(10,141)	(12,165)
Tower maintenance	(11,254)	(12,340)
General corporate	(1,469)	(1,893)
Purchase of investments	(725,129)	(228,376)
Proceeds from sale of investments	618,000	415,840
Repayment of loan from unconsolidated joint venture	—	115,000
Proceeds from sale of assets	2,176	40,428
Other investing activities	75	4,935
Net cash (used in) provided by investing activities	$(296,771)	$238,266

(1)Excludes $2.0 million and $3.2 million spent to extend ground lease terms for the three months ended March 31, 2026 and 2025, respectively. We recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of our Consolidated Statements of Cash Flows.

As of the date of this filing, we, subsequent to quarter end, purchased or are under contract to purchase 56 communication sites for an aggregate consideration of $36.9 million in cash. We anticipate that these acquisitions will be closed by the end of the third quarter of 2026.

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

Financing Activities

A detail of our financing activities is as follows:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Net borrowings under Revolving Credit Facility (1)	$810,000	$—
Repayment of Term Loans (1)	(5,750)	(5,750)
Repayment of Tower Securities (1)	(750,000)	(1,165,000)
Payment of dividends on common stock	(135,195)	(122,275)
Proceeds from employee stock purchase/stock option plans	34,017	36,002
Payments related to taxes on stock options and restricted stock units	(19,615)	(24,288)
Other financing activities	(3,071)	(824)
Net cash used in financing activities	$(69,614)	$(1,282,135)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

Dividends

For the three months ended March 31, 2026, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 25, 2026	March 13, 2026	$1.25	$135.2 million (1)	March 27, 2026

(1)Amount reflected includes the payment of $2.6 million in dividend equivalents.

Dividends paid in 2026 were ordinary taxable dividends.

Subsequent to March 31, 2026, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

April 28, 2026	May 22, 2026	$1.25	June 17, 2026

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2026, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2026, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the three months ended March 31, 2026, we did not issue any securities under our automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

As of March 31, 2026, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility under the Senior Credit Agreement

The key terms of the Revolving Credit Facility are as follows:

Unused
	Interest Rate	Commitment
	as of	Fee as of
	March 31, 2026 (1)	March 31, 2026 (2)

Revolving Credit Facility	4.755%	0.140%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2025.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2025.

The table below summarizes our Revolving Credit Facility activity during the three months ended March 31, 2026 and 2025:

	For the three
	ended March 31,
	2026	2025

	(in thousands)
Beginning outstanding balance	$475,000	$—
Borrowings	900,000	—
Repayments	(90,000)	—
Ending outstanding balance	$1,285,000	$—

Subsequent to March 31, 2026, we repaid $205.0 million under the Revolving Credit Facility, and as of the date of this filing, $1.1 billion was outstanding.

Term Loan under the Senior Credit Agreement

2024 Term Loan

During the three months ended March 31, 2026, we repaid an aggregate of $5.8 million of principal on the 2024 Term Loan. As of March 31, 2026, the 2024 Term Loan had a principal balance of $2.3 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of March 31, 2026, we, through a New York common law trust (“the Trust”), had issued and outstanding an aggregate of $6.5 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 8,623 tower sites owned by the Borrowers as of March 31, 2026. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

On January 9, 2026, we repaid the entire aggregate principal amount of the 2020-1C Tower Securities ($750.0 million) using borrowings from the Revolving Credit Facility. The table below sets forth the material terms of our outstanding Tower Securities as of March 31, 2026:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of March 31, 2026:

Security	Issue Date	Amount Outstanding (in millions)	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
2020-2R Tower Securities (2)	Jul. 14, 2020	$31.6	4.336%	Jan. 11, 2028	Jul. 9, 2052
2021-1R Tower Securities	May 14, 2021	$61.4	3.598%	Nov. 9, 2026	May 9, 2051
2021-3R Tower Securities	Oct. 27, 2021	$94.3	4.090%	Oct. 9, 2031	Oct. 10, 2056
2022-1R Tower Securities	Nov. 23, 2022	$44.8	7.870%	Jan. 11, 2028	Nov. 9, 2052
2024-1R Tower Securities	Oct. 11, 2024	$108.7	6.252%	Oct. 9, 2029	Oct. 8, 2054

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

Debt Covenants

As of March 31, 2026, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of March 31, 2026:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1

Each of our senior notes is subject to redemption, at our option, in whole or in part. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of March 31, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended March 31, 2027 based on the amounts outstanding as of March 31, 2026 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$62,103
2024 Term Loan (2)	140,067
2020-2C Tower Securities	14,159
2021-1C Tower Securities (3)	1,181,749
2021-2C Tower Securities	16,752
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	1,558,125
2021 Senior Notes	46,875
Total debt service for the next 12 months	$3,199,245

(1)As of March 31, 2026, $1.3 billion was outstanding under the Revolving Credit Facility. Subsequent to March 31, 2026, we repaid $205.0 million under the Revolving Credit Facility, and as of the date of this filing, $1.1 billion was outstanding.

(2)Total debt service on the 2024 Term Loan reflects a blended rate of 5.194%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 5.420% as of March 31, 2026.

(3)Amount includes $1.165 billion of outstanding debt on the 2021-1C Tower Securities based on the anticipated repayment date of November 9, 2026; however, we are not required to pay the balance until the final maturity date of May 9, 2051.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$1,285,000	$—	$—	$1,285,000	$1,285,000
2024 Term Loan	17,250	23,000	23,000	23,000	23,000	2,144,750	2,254,000	2,259,635
2020-2C Tower Securities (1)	—	—	600,000	—	—	—	600,000	579,240
2021-1C Tower Securities (1)	1,165,000	—	—	—	—	—	1,165,000	1,004,929
2021-2C Tower Securities (1)	—	895,000	—	—	—	—	895,000	871,999
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	676,889
2022-1C Tower Securities (1)	—	—	850,000	—	—	—	850,000	868,445
2024-1C Tower Securities (1)	—	—	—	1,450,000	—	—	1,450,000	1,448,260
2024-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	621,922
2020 Senior Notes	—	1,500,000	—	—	—	—	1,500,000	1,486,890
2021 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,425,000
Total debt obligation	$1,182,250	$3,038,000	$1,473,000	$4,258,000	$23,000	$3,039,750	$13,014,000	$12,528,209

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

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of March 31, 2026. As of March 31, 2026, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 2.7% for the three months ended March 31, 2026.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Chile, Peru, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Chile, and South Africa, we receive significantly all of our revenue and pay substantially all of our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the three months ended March 31, 2026, approximately 20.3% of our revenues and approximately 24.2% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at March 31, 2026. As of March 31, 2026, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.1% and 1.0%, respectively, for the three months ended March 31, 2026.

As of March 31, 2026, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2026 would have resulted in approximately $92.3 million of unrealized gains or losses that would have been included in Other income, net in our Consolidated Statements of Operations for the three months ended March 31, 2026.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including our expectations and beliefs regarding:

•the future growth and financial health of the wireless industry and the industry participants and the drivers of such growth, including future spectrum auctions and the roll-out of 5G and fixed wireless;

•our ability to capture and capitalize on industry growth and the impact of such growth;

•the consolidation of wireless service providers and the impact of such consolidation on our financial and operational results;

•churn in our domestic and international markets;

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

•the macroeconomic and industry health of the international jurisdictions we operate in, and the willingness of carriers to invest in their networks in such markets;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2026. Based on such evaluation, such officers have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2026:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

1/1/2026 - 1/31/2026	11,898	$188.66	11,898	$1,122,883,640
2/1/2026 - 2/28/2026	—	$—	—	$1,122,883,640
3/1/2026 - 3/31/2026	—	$—	—	$1,122,883,640
Total	11,898	$188.66	11,898	$1,122,883,640

(1)On April 27, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.5 billion of our outstanding Class A common stock (the “Repurchase Plan”). As of the date of this filing, we had

$1.1 billion of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

May 5, 2026	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

May 5, 2026	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s