Form 10-Q
period 2026-06-30
SBA COMMUNICATIONS CORP
filed 2026-08-06
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 106,088,110 shares of Class A common stock as of July 28, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$327,051	$264,568
Restricted cash	29,007	167,804
Accounts receivable, net	175,976	171,256
Costs and estimated earnings in excess of billings on uncompleted contracts	24,577	28,152
Prepaid expenses and other current assets	188,161	141,651
Total current assets	744,772	773,431
Property and equipment, net	3,452,615	3,401,799
Intangible assets, net	2,867,780	2,882,117
Operating lease right-of-use assets, net	2,695,380	2,540,229
Acquired and other right-of-use assets, net	1,328,891	1,325,443
Other assets	652,882	651,993
Total assets	$11,742,320	$11,575,012
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$70,062	$73,034
Accrued expenses	89,003	93,502
Current maturities of long-term debt	3,578,556	1,935,802
Deferred revenue	156,812	117,309
Accrued interest	66,342	65,036
Current lease liabilities	306,792	299,604
Other current liabilities	69,078	94,014
Total current liabilities	4,336,645	2,678,301
Long-term liabilities:
Long-term debt, net	9,150,666	10,964,466
Long-term lease liabilities	2,173,052	2,119,258
Other long-term liabilities	626,609	588,244
Total long-term liabilities	11,950,327	13,671,968
Redeemable noncontrolling interests	85,202	78,262
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 106,088 shares and
105,666 shares issued and outstanding at June 30, 2026 and December 31, 2025,
respectively	1,061	1,057
Additional paid-in capital	3,112,691	3,059,427
Accumulated deficit	(7,135,584)	(7,249,905)
Accumulated other comprehensive loss, net	(608,022)	(664,098)
Total shareholders' deficit	(4,629,854)	(4,853,519)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$11,742,320	$11,575,012

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

Revenues:
Site leasing	$663,885	$631,788	$1,320,034	$1,247,997
Site development	51,389	67,193	98,678	115,232
Total revenues	715,274	698,981	1,418,712	1,363,229
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	134,076	118,571	265,987	234,049
Cost of site development	41,926	53,525	81,350	91,714
Selling, general, and administrative expenses (1)	77,548	71,022	148,096	137,241
Acquisition and new business initiatives related
adjustments and expenses	5,926	5,887	14,016	13,266
Asset impairment and decommission costs	22,566	45,231	51,867	82,257
Depreciation, accretion, and amortization	81,371	69,964	162,686	135,012
Total operating expenses	363,413	364,200	724,002	693,539
Operating income	351,861	334,781	694,710	669,690
Other income (expense):
Interest income	5,631	8,155	10,838	18,935
Interest expense	(127,754)	(119,658)	(256,282)	(223,805)
Non-cash interest expense	(2,486)	(1,233)	(3,259)	(9,581)
Amortization of deferred financing fees	(5,269)	(5,415)	(10,528)	(10,849)
Other income, net	10,482	44,123	33,004	76,286
Total other expense, net	(119,396)	(74,028)	(226,227)	(149,014)
Income before income taxes	232,465	260,753	468,483	520,676
Provision for income taxes	(35,995)	(35,059)	(87,107)	(77,078)
Net income	196,470	225,694	381,376	443,598
Net loss attributable to noncontrolling interests	2,307	100	2,235	2,927
Net income attributable to SBA Communications
Corporation	$198,777	$225,794	$383,611	$446,525
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.87	$2.10	$3.62	$4.15
Diluted	$1.87	$2.09	$3.61	$4.14
Weighted-average number of common shares
Basic	106,073	107,531	105,945	107,637
Diluted	106,264	107,797	106,188	107,968

(1)Includes non-cash compensation of $26,051 and $20,839 for the three months ended June 30, 2026 and 2025, respectively, and $44,337 and $35,914 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2026	2025	2026	2025

Net income	$196,470	$225,694	$381,376	$443,598
Adjustments related to interest rate swaps	12,331	(11,594)	23,438	(46,454)
Foreign currency translation adjustments	16,379	36,577	31,921	94,168
Comprehensive income	225,180	250,677	436,735	491,312
Comprehensive loss attributable to noncontrolling interests	2,308	186	2,952	3,945
Comprehensive income attributable to SBA
Communications Corporation	$227,488	$250,863	$439,687	$495,257

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, March 31, 2026	106,063	$1,061	$3,084,883	$(7,200,856)	$(636,733)	$(4,751,645)
Net income attributable to SBA
Communications Corporation	—	—	—	198,777	—	198,777
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	25	—	2,502	—	—	2,502
Non-cash stock compensation	—	—	27,072	—	—	27,072
Adjustments related to interest rate swaps	—	—	—	—	12,331	12,331
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	16,380	16,380
Dividends and dividend equivalents
on common stock	—	—	—	(133,505)	—	(133,505)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(1,766)	—	—	(1,766)
BALANCE, June 30, 2026	106,088	$1,061	$3,112,691	$(7,135,584)	$(608,022)	$(4,629,854)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2025	105,666	1,057	3,059,427	(7,249,905)	(664,098)	(4,853,519)
Net income attributable to SBA
Communications Corporation	—	—	—	383,611	—	383,611
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	434	4	16,900	—	—	16,904
Non-cash stock compensation	—	—	46,256	—	—	46,256
Adjustments related to interest rate swaps	—	—	—	—	23,438	23,438
Repurchase and retirement of common stock	(12)	—	—	(2,245)	—	(2,245)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	32,638	32,638
Dividends and dividend equivalents
on common stock	—	—	—	(267,045)	—	(267,045)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(9,892)	—	—	(9,892)
BALANCE, June 30, 2026	106,088	$1,061	$3,112,691	$(7,135,584)	$(608,022)	$(4,629,854)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$381,376	$443,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	162,686	135,012
Gain on remeasurement of U.S. denominated intercompany loans	(28,044)	(99,906)
Non-cash compensation expense	45,734	37,229
Non-cash asset impairment and decommission costs	48,024	78,720
Deferred and non-cash income tax provision	36,942	61,867
Loss on sale of assets	(644)	18,267
Other non-cash items reflected in the Statements of Operations	26,901	34,894
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(319)	(20,726)
Prepaid expenses and other assets	(786)	(3,566)
Operating lease right-of-use assets, net	75,261	63,453
Accounts payable and accrued expenses	491	(6,378)
Accrued interest	2,093	13,504
Long-term lease liabilities	(70,709)	(64,822)
Other liabilities	(16,743)	(21,873)
Net cash provided by operating activities	662,263	669,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(172,284)	(652,610)
Capital expenditures	(110,816)	(102,038)
Purchase of investments	(1,252,128)	(434,307)
Proceeds from sale of investments	1,226,598	685,840
Repayment of loan from unconsolidated joint venture	—	115,000
Proceeds from sale of assets	5,048	40,469
Other investing activities	(6,910)	4,950
Net cash used in investing activities	(310,492)	(342,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	1,025,000	80,000
Repayments under Revolving Credit Facility	(445,000)	—
Repayment of Term Loans	(11,500)	(5,750)
Repayment of Tower Securities	(750,000)	(1,165,000)
Repurchase and retirement of common stock	(2,245)	(130,696)
Payment of dividends on common stock	(267,846)	(241,640)
Proceeds from employee stock purchase/stock option plans	37,031	48,884
Payments related to taxes on stock options and restricted stock units	(20,127)	(24,695)
Other financing activities	(1,657)	(1,516)
Net cash used in financing activities	(436,344)	(1,440,413)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,311	13,702
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(76,262)	(1,100,134)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	437,021	1,400,657
End of period	$360,759	$300,523

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2026	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$255,956	$211,943
Income taxes	$66,895	$23,213

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,794	$76,120
Operating lease modifications and reassessments	$94,973	$74,419
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,489	$2,724

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, Foreign Currency Matters, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $8.0 million gain and a $30.4 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended June 30, 2026 and 2025, respectively, and an $18.1 million gain and a $66.3 million gain, net of taxes, on the remeasurement of intercompany loans for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company made no repayments under its intercompany loan agreements. As of June 30, 2026 and December 31, 2025, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $905.6 million and $917.3 million, respectively. Subsequent to June 30, 2026, the Company made no repayments under its intercompany loan agreements.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

			(in thousands)
Asset impairment (1)	$13,009	$40,575	$35,436	$71,041
Write-off of carrying value of decommissioned towers	8,251	3,358	11,739	5,919
Other (including tower and equipment decommission costs)	1,306	1,298	4,692	5,297
Total asset impairment and decommission costs	$22,566	$45,231	$51,867	$82,257

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

The Company’s long-term investments were $22.8 million and $21.1 million as of June 30, 2026 and December 31, 2025, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of its investments involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three or six months ended June 30, 2026 or 2025.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of

June 30, 2026 and December 31, 2025, the Company had $28.9 million and $6.6 million of short-term investments, respectively. For the six months ended June 30, 2026, the Company purchased $1,248.8 million and sold $1,226.6 million of short-term investments. For the six months ended June 30, 2025, the Company purchased $432.9 million and sold $685.8 million of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility was considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Term SOFR Rate was set for the Revolving Credit Facility (112.5 to 150.0 basis points). Refer to Note 10 for the principal balances, fair values, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	June 30, 2026	December 31, 2025	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$327,051	$264,568	Cash and cash equivalents
Securitization escrow accounts	28,089	9,175	Restricted cash - current asset
Payment, performance bonds, and other	918	158,629	Restricted cash - current asset
Surety bonds and workers compensation	4,701	4,649	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$360,759	$437,021

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash, as of December 31, 2025, includes $155.8 million of cash held by a qualified intermediary for the Company’s like-kind exchange transaction. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2026 and December 31, 2025, the Company had $43.3 million in surety and payment and performance bonds for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2026 and December 31, 2025, the Company had pledged $3.0 million and $2.9 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Costs incurred on uncompleted contracts	$143,604	$146,706
Estimated earnings	52,369	53,594
Billings to date	(176,076)	(179,329)
	$19,897	$20,971

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,577	$28,152
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(4,680)	(7,181)
	$19,897	$20,971

At June 30, 2026 and December 31, 2025, the two largest customers comprised 94.4% and 95.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Short-term investments	$28,886	$6,648
Short-term loans receivable (1)	64,022	63,779
Prepaid real estate taxes	2,445	3,815
Interest receivable	3,232	611
Prepaid insurance	2,628	1,778
Prepaid taxes	33,584	26,736
Prepaid ground rent	5,511	3,586
Other current assets	47,853	34,698
Total prepaid expenses and other current assets	$188,161	$141,651

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Straight-line rent receivable	$436,784	$424,627
Interest rate swap asset (2)	18,986	6,445
Loans receivable	10,178	3,661
Deferred lease costs, net	10,139	9,967
Deferred tax asset - long-term	33,661	35,716
Long-term investments	22,827	21,053
Other	120,307	150,524
Total other assets	$652,882	$651,993

(1)Amounts as of June 30, 2026 and December 31, 2025 include a $56.6 million third-party loan that matures in November 2026.

(2)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

			(in thousands)
Acquisitions of towers and related assets	$9,722	$579,914	$141,921	$634,097
Land buyouts and other assets (1)	19,066	9,308	30,363	18,513
Total cash acquisition capital expenditures	$28,788	$589,222	$172,284	$652,610

(1)Excludes $4.3 million and $4.6 million spent to extend ground lease terms for the three months ended June 30, 2026 and 2025, respectively, and excludes $6.4 million and $7.8 million spent to extend ground lease terms for the six months ended June 30, 2026 and 2025, respectively. The Company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the six months ended June 30, 2026, the Company acquired 16 towers and related assets and liabilities, as well as the rights to land underneath approximately 3,900 communication sites in Guatemala. During the six months ended June 30, 2025, the Company acquired 4,673 towers and related assets and liabilities, including 4,644 sites related to the transaction with Millicom International Cellular S.A. The table below summarizes the Company’s acquisition of towers and related assets and liabilities, by asset class:

	For the six months
	ended June 30,
	2026	2025

	(in thousands)
Property and equipment, net	$5,032	$435,294
Intangible assets, net	32,933	218,806
Operating lease right-of-use assets, net	114,137	66,499
Acquisition related holdbacks	(645)	(129)
Long-term lease liabilities	(3,109)	(42,890)
Other liabilities assumed, net	(6,427)	(43,483)
Total acquisitions of towers and related assets and liabilities	$141,921	$634,097

During the six months ended June 30, 2026, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets. As of June 30, 2026, there were no acquisitions with purchase price allocations that were preliminary.

As of the date of this filing, the Company, subsequent to June 30, 2026, purchased or is under contract to purchase 58 communication sites for an aggregate consideration of $28.8 million in cash. The Company anticipates that these acquisitions will be closed by the end of the fourth quarter of 2026.

Certain of the Company’s closed acquisitions include contingent consideration arrangements that may require future cash payments to sellers if specified financial performance metrics are achieved. Based on the Company’s current estimate, potential future cash payments under these arrangements were approximately $63.2 million as of both June 30, 2026 and December 31, 2025. Actual payments, if any, will depend on future results and other factors and could differ materially from this estimate. No amounts have been recorded on the Company’s Consolidated Balance Sheets.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Towers and related assets	$6,686,258	$6,606,764
Construction-in-process (1)	83,039	72,794
Furniture, equipment, and vehicles	104,697	97,984
Land, buildings, and improvements (2)	1,005,766	985,019
Total property and equipment	7,879,760	7,762,561
Less: accumulated depreciation	(4,427,145)	(4,360,762)
Property and equipment, net	$3,452,615	$3,401,799

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $34.5 million and $31.7 million for the three months ended June 30, 2026 and 2025, respectively, and $70.5 million and $59.0 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, unpaid capital expenditures that are included in accounts payable and accrued expenses were $8.0 million and $12.3 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2026			As of December 31, 2025
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,758,507	$(3,510,163)	$2,248,344	$5,695,073	$(3,438,168)	$2,256,905
Network location intangibles	2,006,231	(1,386,795)	619,436	1,992,271	(1,367,059)	625,212
Intangible assets, net	$7,764,738	$(4,896,958)	$2,867,780	$7,687,344	$(4,805,227)	$2,882,117

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $34.6 million and $27.1 million for the three months ended June 30, 2026 and 2025, respectively, and $68.1 million and $53.9 million for the six months ended June 30, 2026 and 2025, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Salaries and benefits	$23,281	$32,805
Real estate and property taxes	9,877	7,596
Acquisition related holdbacks	3,534	3,196
Other	52,311	49,905
Total accrued expenses	$89,003	$93,502

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		June 30, 2026			December 31, 2025
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
Revolving Credit Facility (1)	Jan. 25, 2029	$1,055,000	$1,055,000	$1,055,000	$475,000	$475,000	$475,000
2024 Term Loan (1)	Jan. 25, 2031	2,248,250	2,251,060	2,230,535	2,259,750	2,271,049	2,240,373
2020-1C Tower Securities (2)(3)	Jan. 9, 2026	—	—	—	750,000	722,460	749,945
2020-2C Tower Securities (2)	Jan. 11, 2028	600,000	577,800	598,595	600,000	513,798	598,149
2021-1C Tower Securities (2)	Nov. 9, 2026	1,165,000	1,150,997	1,164,086	1,165,000	1,003,356	1,162,858
2021-2C Tower Securities (2)	Apr. 9, 2027	895,000	874,782	893,581	895,000	852,022	892,677
2021-3C Tower Securities (2)	Oct. 9, 2031	895,000	679,045	889,647	895,000	675,797	889,178
2022-1C Tower Securities (2)	Jan. 11, 2028	850,000	864,008	846,453	850,000	867,034	845,373
2024-1C Tower Securities (2)	Oct. 9, 2029	1,450,000	1,452,886	1,441,128	1,450,000	1,446,129	1,440,007
2024-2C Tower Securities (2)	Oct. 8, 2027	620,000	620,062	617,515	620,000	625,425	616,636
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,492,800	1,497,890	1,500,000	1,488,615	1,496,240
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,436,250	1,494,792	1,500,000	1,434,375	1,493,832
Total debt (1)		$12,778,250	$12,454,690	$12,729,222	$12,959,750	$12,375,060	$12,900,268
Less: current maturities of long-term debt				(3,578,556)			(1,935,802)
Total long-term debt, net of current maturities				$9,150,666			$10,964,466

(1)On July 23, 2026, the Company issued the 2026-1 Senior Notes, the 2026-2 Senior Notes, and the 2026-3 Senior Notes (as defined below) accruing interest at a coupon rate of 4.875%, 5.150%, and 5.450%, respectively. Net proceeds from the offering were used to repay the aggregate principal amount outstanding on the Revolving Credit Facility, the 2024 Term Loan, and for general corporate purposes.

(2)The maturity date represents the anticipated repayment date for each issuance.

(3)On January 9, 2026, the Company repaid the aggregate principal amount of the 2020-1C Tower Securities using borrowings from the Revolving Credit Facility.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended June 30,				For the six months ended June 30,
	Rates as of	2026		2025		2026		2025
	June 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	2026	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

		(in thousands)				(in thousands)
Revolving Credit Facility (1)	5.110%	$13,438	$—	$923	$—	$27,277	$—	$1,627	$—
2024 Term Loan (1)(2)	5.191%	29,612	192	30,396	909	59,000	380	44,260	7,661
2019-1C Tower Securities	2.836%	—	—	—	—	—	—	1,306	—
2020-1C Tower Securities	1.884%	—	—	3,598	—	567	—	7,195	—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	7,079	—	7,079	—
2021-1C Tower Securities	1.631%	4,851	—	4,851	—	9,704	—	9,704	—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	8,391	—	8,391	—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	11,746	—	11,746	—
2022-1C Tower Securities	6.599%	14,094	—	14,094	—	28,188	—	28,188	—
2024-1C Tower Securities	4.831%	17,636	—	17,636	—	35,271	—	35,271	—
2024-2C Tower Securities (3)	4.654%	7,977	—	7,977	—	15,955	—	15,955	—
2020 Senior Notes	3.875%	14,531	103	14,531	99	29,063	205	29,063	197
2021 Senior Notes	3.125%	11,719	—	11,719	—	23,438	—	23,438	—
Other		287	2,191	324	225	603	2,674	582	1,723
Total		$127,754	$2,486	$119,658	$1,233	$256,282	$3,259	$223,805	$9,581

(1)On July 23, 2026, the Company repaid the aggregate principal amount outstanding on the Revolving Credit Facility and the 2024 Term Loan.

(2)The 2024 Term Loan had a blended rate of 5.191% as of June 30, 2026, which included the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 5.400% as of June 30, 2026. Refer to Note 17 for more information on the Company’s interest rate swaps.

(3)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement which settled upon issuance of the notes. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 17 for more information on the Company’s treasury lock agreement.

Investment Grade Senior Notes and Unsecured Revolving Credit Facility

On July 23, 2026, the Company issued an aggregate $3.5 billion of unsecured senior notes (“2026 Senior Notes”) in three tranches: $1.35 billion of 4.875% senior notes due January 15, 2030 (“2026-1 Senior Notes”) were issued at 99.333% of par value, $1.35 billion of 5.150% senior notes due July 15, 2031 (“2026-2 Senior Notes”) were issued at 99.086% of par value, and $0.8 billion of 5.450% senior notes due July 15, 2033 (“2026-3 Senior Notes”) were issued at 98.924% of par value. Interest on the 2026 Senior Notes is payable semi-annually beginning January 15, 2027. The 2026 Senior Notes have a blended coupon rate of 5.113% and a weighted average maturity of 4.9 years. The Company incurred financing fees of $23.5 million in relation to this transaction, which will be amortized through the maturity of the 2026 Senior Notes. Net proceeds from this offering were used to repay the aggregate principal amount outstanding on the Revolving Credit Facility ($1.0 billion), the 2024 Term Loan ($2.2 billion), and for general corporate purposes. In connection with the repayments, the Company, subsequent to June 30, 2026, expensed $16.1 million of net deferred financing fees and $4.0 million of discount related to the Revolving Credit Facility and the 2024 Term Loan.

Concurrently with the issuance of the 2026 Senior Notes, the Company terminated its existing Senior Credit Agreement and entered into a new Senior Credit Agreement providing for an expanded $2.5 billion senior unsecured revolving credit facility (“2026 Revolving Credit Facility”) and requiring compliance with specific financial ratios. The 2026 Revolving Credit Facility has a maturity date of July 23, 2031. Amounts borrowed under the 2026 Revolving Credit Facility accrue interest, at the Company’s election, at either (1) Term SOFR plus a margin that ranges from 75.0 basis points to 137.5 basis points or (2) the Base Rate plus a margin that ranges from 0.0 basis points to 37.5 basis points, in each case based on the Company’s credit ratings. In addition, the Company is required to pay a commitment fee of between 0.08% to 0.20% per annum on the amount of unused commitments based on the Company’s credit ratings.

Based on the Company’s current credit ratings, borrowings under the 2026 Revolving Credit Facility accrue interest at Term SOFR plus 100.0 basis points and the Company is required to pay a commitment fee of 0.11% per annum on the amount of unused commitments.

Senior Credit Agreement

As of June 30, 2026, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility

The key terms of the Revolving Credit Facility were as follows:

	Interest Rate	Unused Commitment
	as of	Fee as of
	June 30, 2026 (1)	June 30, 2026 (2)

Revolving Credit Facility	5.110%	0.190%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2025.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2025.

The table below summarizes the Company’s Revolving Credit Facility activity during the three and six months ended June 30, 2026 and 2025:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning outstanding balance	$1,285,000	$—	$475,000	$—
Borrowings	125,000	80,000	1,025,000	80,000
Repayments	(355,000)	—	(445,000)	—
Ending outstanding balance	$1,055,000	$80,000	$1,055,000	$80,000

On July 23, 2026, the Company repaid the aggregate principal amount outstanding on the Revolving Credit Facility using proceeds from the issuance of the 2026 Senior Notes. As of the date of this filing, there were no amounts outstanding under the 2026 Revolving Credit Facility.

Term Loan

2024 Term Loan

During the three and six months ended June 30, 2026, the Company repaid an aggregate of $5.8 million and $11.5 million of principal on the 2024 Term Loan, respectively. As of June 30, 2026, the 2024 Term Loan had a principal balance of $2.2 billion.

On July 23, 2026, the Company repaid the aggregate principal amount of the 2024 Term Loan using proceeds from the issuance of the 2026 Senior Notes.

Secured Tower Revenue Securities

On January 9, 2026, the Company repaid the entire aggregate principal amount of the 2020-1C Tower Securities ($750.0 million) and on January 30, 2026, the Company repaid $39.5 million of the principal amount of the 2020-2R Tower Securities. The remaining balance of the 2020-2R Tower Securities is $31.6 million.

As of June 30, 2026, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

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

The following is a summary of the Company’s share repurchases:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

Total number of shares purchased (in thousands) (1)	—	617.5	11.9	617.5
Average price per share (1)	$—	$211.63	$188.66	$211.63
Total purchase price (in millions) (1)	$—	$130.7	$2.2	$130.7

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the six months ended June 30, 2026, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 25, 2026	March 13, 2026	$1.25	$135.2 million (1)	March 27, 2026
April 28, 2026	May 22, 2026	$1.25	$132.7 million	June 17, 2026

(1)Amount reflected includes the payment of $2.6 million in dividend equivalents.

Dividends paid in 2026 were ordinary taxable dividends.

Subsequent to June 30, 2026, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 2, 2026	August 20, 2026	$1.25	September 17, 2026

12.STOCK-BASED COMPENSATION

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the six months ended June 30, 2026:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2025	480	$221.37	206	$245.29
Granted	320	$196.13	76	$209.37
PSU adjustment (2)	—	$—	5	$262.67
Vested	(216)	$225.47	(93)	$256.19
Forfeited/canceled	(22)	$207.72	—	$—
Outstanding at June 30, 2026	562	$205.92	194	$222.65

(1)PSUs represent the target number of shares granted that are issuable at the end of the three year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2026 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2025	546	$187.07
Exercised	(515)	$182.68
Outstanding at June 30, 2026	31	$259.31	6.3	$—
Exercisable at June 30, 2026	21	$265.94	6.1	$—
Unvested at June 30, 2026	10	$245.19	6.7	$—

The total intrinsic value for options exercised during the six months ended June 30, 2026 was $7.1 million.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2020. In addition, the taxing authorities have issued income tax deficiencies related to the deductibility of foreign exchange losses on the Company’s intercompany loan for the 2020 tax year. The Company disagrees with these assessments and is appealing with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $115.8 million, excluding penalties and interest of $194.3 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended June 30, 2026	(in thousands)
Revenues (1)	$452,448	$211,437	$51,389	$—	$715,274
Cost of revenues (2)	71,427	62,649	41,926	—	176,002
Operating profit	381,021	148,788	9,463	—	539,272
Selling, general, and administrative expenses	33,703	20,213	3,423	20,209	77,548
Acquisition and new business initiatives
related adjustments and expenses	4,392	1,534	—	—	5,926
Asset impairment and decommission costs	12,840	9,340	66	320	22,566
Depreciation, amortization and accretion	37,977	40,061	1,097	2,236	81,371
Operating income (loss)	292,109	77,640	4,877	(22,765)	351,861
Other expense, net (principally interest
expense and other income)				(119,396)	(119,396)
Income before income taxes					232,465
Cash capital expenditures (3)	53,232	33,824	944	4,358	92,358

For the three months ended June 30, 2025
Revenues (1)	$469,807	$161,981	$67,193	$—	$698,981
Cost of revenues (2)	69,421	49,150	53,525	—	172,096
Operating profit	400,386	112,831	13,668	—	526,885
Selling, general, and administrative expenses	31,515	20,803	3,065	15,639	71,022
Acquisition and new business initiatives
related adjustments and expenses	4,667	1,220	—	—	5,887
Asset impairment and decommission costs	19,977	25,088	—	166	45,231
Depreciation, amortization and accretion	36,840	30,249	864	2,011	69,964
Operating income (loss)	307,387	35,471	9,739	(17,816)	334,781
Other expense, net (principally interest
expense and other income)				(74,028)	(74,028)
Income before income taxes					260,753
Cash capital expenditures (3)	41,906	602,782	1,474	771	646,933

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the six months ended June 30, 2026	(in thousands)
Revenues (1)	$902,749	$417,285	$98,678	$—	$1,418,712
Cost of revenues (2)	142,047	123,940	81,350	—	347,337
Operating profit	760,702	293,345	17,328	—	1,071,375
Selling, general, and administrative expenses	65,060	38,522	7,002	37,512	148,096
Acquisition and new business initiatives
related adjustments and expenses	9,922	4,094	—	—	14,016
Asset impairment and decommission costs	39,812	11,471	264	320	51,867
Depreciation, amortization and accretion	75,594	81,215	2,000	3,877	162,686
Operating income (loss)	570,314	158,043	8,062	(41,709)	694,710
Other expense, net (principally interest
expense and other income)				(226,227)	(226,227)
Income before income taxes					468,483
Cash capital expenditures (3)	112,807	163,129	1,376	7,277	284,589

For the six months ended June 30, 2025
Revenues (1)	$930,800	$317,197	$115,232	$—	$1,363,229
Cost of revenues (2)	137,693	96,356	91,714	—	325,763
Operating profit	793,107	220,841	23,518	—	1,037,466
Selling, general, and administrative expenses	62,522	38,227	6,280	30,212	137,241
Acquisition and new business initiatives
related adjustments and expenses	10,528	2,738	—	—	13,266
Asset impairment and decommission costs	35,141	46,406	—	710	82,257
Depreciation, amortization and accretion	73,584	55,772	1,721	3,935	135,012
Operating income (loss)	611,332	77,698	15,517	(34,857)	669,690
Other expense, net (principally interest
expense and other income)				(149,014)	(149,014)
Income before income taxes					520,676
Cash capital expenditures (3)	84,284	669,122	2,300	1,666	757,372

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of June 30, 2026	$6,229,558	$5,252,697	$81,133	$178,932	$11,742,320
As of December 31, 2025	$6,178,526	$5,183,588	$98,072	$114,826	$11,575,012

(1)For the three months ended June 30, 2026 and 2025, site leasing revenue in Brazil was $96.3 million and $85.1 million, respectively. For the six months ended June 30, 2026 and 2025, site leasing revenue in Brazil was $185.1 million and $170.1 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

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

Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. The Company’s long-lived assets by geographic areas representing more than 5% of the Company’s total long-lived assets is presented below:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Domestic	$5,773,718	$5,737,975
Brazil	1,854,704	1,799,578
Guatemala	757,452	636,476
Other international	1,958,792	1,975,560
Total	$10,344,666	$10,149,589

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and six months ended June 30, 2026 and 2025:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Numerator:
Net income attributable to SBA
Communications Corporation	$198,777	$225,794	$383,611	$446,525
Denominator:
Basic weighted-average shares outstanding	106,073	107,531	105,945	107,637
Dilutive impact of stock options, RSUs, and PSUs	191	266	243	331
Diluted weighted-average shares outstanding	106,264	107,797	106,188	107,968
Net income per common share attributable to SBA
Communications Corporation:
Basic	$1.87	$2.10	$3.62	$4.15
Diluted	$1.87	$2.09	$3.61	$4.14

For the three and six months ended June 30, 2026 and 2025, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s RSUs, PSUs, and stock options because the impact would be anti-dilutive.

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

During the quarter ended June 30, 2026, the noncontrolling shareholder of one of the Company’s joint ventures noticed its intent to exercise its put option to sell its interest to the Company.

The components of redeemable noncontrolling interests as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Beginning balance	$78,262	$54,132
Net income attributable to noncontrolling interests	(2,235)	824
Foreign currency translation adjustments	(717)	(89)
Purchase of noncontrolling interests	—	146
Adjustment to redemption amount	9,892	23,249
Ending balance	$85,202	$78,262

17.DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into interest rate swaps to hedge the future interest expense from variable rate debt and reduce the Company’s exposure to fluctuations in interest rates. As of June 30, 2026, the Company had interest rate swap agreements (“existing interest rate swaps”) on its 2024 Term Loan which swap $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum through April 11, 2028. As of June 30, 2026, all existing hedges were highly effective; therefore, changes in fair value are recorded in Accumulated other comprehensive loss, net.

Subsequent to June 30, 2026, the Company de-designated its existing interest rate swaps in connection with the repayment of the 2024 Term Loan. Upon de-designation, the Company recognized a gain of $21.2 million to Non-cash interest expense related to the life-to-date accumulated fair market value adjustments on the existing interest rate swaps which had been recorded in Accumulated other comprehensive loss, net. Subsequent changes in fair value on the existing interest rate swaps will be recorded within Other income, net.

Additionally, subsequent to June 30, 2026, the Company entered into interest rate swap agreements (“2026 interest rate swaps”) on $2.0 billion of notional value whereby the Company is receiving a blended fixed rate of 4.000% and paying one month Term SOFR per annum through April 11, 2028. The 2026 interest rate swaps are intended to economically offset the impact of the de-designated interest rate swaps. Cash flows from the existing interest rate swaps and the 2026 interest rate swaps will be recorded in Interest expense and changes in fair value on the swaps will be recorded within Other income, net.

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

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2026	2025

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$18,986	$6,445
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$—	$12,265

Accumulated other comprehensive loss, net includes an aggregate $22.5 million gain and a $1.0 million loss as of June 30, 2026 and December 31, 2025, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and six months ended June 30, 2026 and 2025.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$13,015	$(11,641)	$24,806	$(52,396)
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(684)	$(684)	$(1,368)	$(1,368)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$—	$731	$—	$7,310

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Africa. Our primary business line is our site leasing business, which contributed 98.4% of our total segment operating profit for the six months ended June 30, 2026. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2026, we owned 46,390 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, and Africa. As of June 30, 2026, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the six months ended June 30, 2026. In addition, as of June 30, 2026, approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively, and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of June 30, 2026, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the three months ended		For the six months ended
Segment operating profit as a percentage of	June 30,		June 30,

total operating profit	2026	2025	2026	2025

Domestic site leasing	70.6%	76.0%	71.0%	76.4%
International site leasing	27.6%	21.4%	27.4%	21.3%
Total site leasing	98.2%	97.4%	98.4%	97.7%

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

During the remainder of 2026, we expect core leasing revenue to increase over 2025 levels, on a currency neutral basis, due in part to contractual escalators and wireless carriers deploying additional capacity and increasing geographical coverage, the full year impact of towers acquired and built during 2025 and 2026, and the revenues from towers expected to be acquired and built during the remainder of 2026, partially offset by increased churn primarily driven by Sprint and EchoStar. Generally, we believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures. Due to the nature and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers add or upgrade their equipment. Furthermore, because our towers are strategically positioned, we have historically experienced low tenant lease terminations as a percentage of revenue other than in connection with customer consolidation or cessations of a specific technology.

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

Portfolio Growth. We intend to continue to grow our asset portfolio, domestically and internationally, through tower acquisitions to the extent that opportunities meet our internal return on invested capital criteria and through the construction of new towers, especially in Central America pursuant to our build-to-suit agreement with Millicom International Cellular S.A. (“Millicom”).

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

RESULTS OF OPERATIONS

This report presents our financial results and other financial metrics on a GAAP basis and, with respect to our international and consolidated results, after eliminating the impact of changes in foreign currency exchange rates. We believe that providing these financial results and metrics on a constant currency basis, which are non-GAAP measures, gives management and investors the ability to evaluate the performance of our business without the impact of foreign currency exchange rate fluctuations. We eliminate the impact of changes in foreign currency exchange rates by dividing the current period’s financial results by the average monthly exchange rates of the prior year period, as well as by eliminating the impact of realized and unrealized gains and losses on our intercompany loans

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$452,448	$469,807	$—	$(17,359)	(3.7%)
International site leasing	211,437	161,981	13,148	36,308	22.4%
Site development	51,389	67,193	—	(15,804)	(23.5%)
Total	$715,274	$698,981	$13,148	$3,145	0.4%
Cost of Revenues
Domestic site leasing	$71,427	$69,421	$—	$2,006	2.9%
International site leasing	62,649	49,150	4,241	9,258	18.8%
Site development	41,926	53,525	—	(11,599)	(21.7%)
Total	$176,002	$172,096	$4,241	$(335)	(0.2%)
Operating Profit
Domestic site leasing	$381,021	$400,386	$—	$(19,365)	(4.8%)
International site leasing	148,788	112,831	8,907	27,050	24.0%
Site development	9,463	13,668	—	(4,205)	(30.8%)

Revenues

Domestic site leasing revenues decreased $17.4 million for the three months ended June 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals, partially offset by (1) organic site leasing growth from contractual rent escalators, new leases, and amendments and (2) revenues from 27 towers acquired and 39 towers built since April 1, 2025.

International site leasing revenues increased $49.5 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $36.3 million. These changes were primarily due to (1) revenues from 6,791 towers acquired (including 6,789 towers related to the Millicom transaction) and 559 towers built since April 1, 2025, (2) organic site leasing growth from contractual escalators, new leases, and amendments and (3) increases in non-cash straight line revenue and reimbursable pass-through expenses, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 14.5% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $15.8 million for the three months ended June 30, 2026, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $19.4 million for the three months ended June 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals.

International site leasing segment operating profit increased $36.0 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $27.1 million. These changes were primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since April 1, 2025.

Site development segment operating profit decreased $4.2 million for the three months ended June 30, 2026, as compared to the prior year, as a result of decreased carrier activity and an increase in construction costs as a percentage of revenues.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$33,703	$31,515	$—	$2,188	6.9%
International site leasing	20,213	20,803	1,023	(1,613)	(7.8%)
Total site leasing	$53,916	$52,318	$1,023	$575	1.1%
Site development	3,423	3,065	—	358	11.7%
Other	20,209	15,639	—	4,570	29.2%
Total	$77,548	$71,022	$1,023	$5,503	7.7%

Selling, general, and administrative expenses increased $6.5 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $5.5 million. These changes were driven primarily by increases in non-cash compensation expense and personnel and other support related costs (as a result of our increased presence in certain markets and entrance into Honduras), partially offset by lower costs associated with our market divestitures since April 1, 2025 and lower bad debt expense.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$12,840	$19,977	$—	$(7,137)	(35.7%)
International site leasing	9,340	25,088	676	(16,424)	(65.5%)
Total site leasing	$22,180	$45,065	$676	$(23,561)	(52.3%)
Site development	66	—	—	66	—%
Other	320	166	—	154	92.8%
Total	$22,566	$45,231	$676	$(23,341)	(51.6%)

On a quarterly basis, we analyze whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers. Based on this analysis, our impairment charges may vary from quarter to quarter.

Domestic asset impairment and decommission costs decreased $7.1 million for the three months ended June 30, 2026, as compared to the prior year. This change was primarily as a result of our quarterly impairment analysis requiring a lower impairment than in the prior year period, partially offset by an increase in tower and equipment related decommission costs.

International asset impairment and decommission costs decreased $15.7 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international asset impairment and decommission costs decreased $16.4 million. These changes were primarily as a result of our quarterly impairment analysis requiring a lower impairment than in the prior year period (primarily in Brazil).

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$37,977	$36,840	$—	$1,137	3.1%
International site leasing	40,061	30,249	2,303	7,509	24.8%
Total site leasing	$78,038	$67,089	$2,303	$8,646	12.9%
Site development	1,097	864	—	233	27.0%
Other	2,236	2,011	—	225	11.2%
Total	$81,371	$69,964	$2,303	$9,104	13.0%

Depreciation, accretion, and amortization expense increased $11.4 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $9.1 million. These changes were primarily due to an increase in the number of towers we acquired and built since April 1, 2025, (including 6,789 towers acquired related to the Millicom transaction), partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$292,109	$307,387	$—	$(15,278)	(5.0%)
International site leasing	77,640	35,471	4,873	37,296	105.1%
Total site leasing	$369,749	$342,858	$4,873	$22,018	6.4%
Site development	4,877	9,739	—	(4,862)	(49.9%)
Other	(22,765)	(17,816)	—	(4,949)	27.8%
Total	$351,861	$334,781	$4,873	$12,207	3.6%

Domestic site leasing operating income decreased $15.3 million for the three months ended June 30, 2026, as compared to the prior year, primarily due to the factors described above.

International site leasing operating income increased $42.2 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $37.3 million. These changes were primarily due to the factors described above.

Site development operating income decreased $4.9 million for the three months ended June 30, 2026, as compared to the prior year, primarily due to the factors described above.

Other operating expense, net increased $4.9 million for the three months ended June 30, 2026, as compared to the prior year, primarily due to the factors described above.

Other Income (Expense):

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$5,631	$8,155	$302	$(2,826)	(34.7%)
Interest expense	(127,754)	(119,658)	(25)	(8,071)	6.7%
Non-cash interest expense	(2,486)	(1,233)	—	(1,253)	101.6%
Amortization of deferred financing fees	(5,269)	(5,415)	—	146	(2.7%)
Other income, net	10,482	44,123	(35,271)	1,630	(124.6%)
Total	$(119,396)	$(74,028)	$(34,994)	$(10,374)	8.7%

Interest income decreased $2.5 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, interest income decreased $2.8 million. These changes were primarily due to a lower amount of interest-bearing deposits held as compared to the prior year.

Interest expense increased $8.1 million for the three months ended June 30, 2026, as compared to the prior year. This change was primarily due to a higher average principal amount of our cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was primarily due to the impact from the repayment of the 2020-1C Tower Securities on January 9, 2026 using borrowings from the Revolving Credit Facility which accrued interest at a higher rate.

Other income, net includes a $12.0 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the three months ended June 30, 2026. The prior year period included a $45.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(35,995)	$(35,059)	$11,118	$(12,054)	60.1%

Provision for income taxes increased $0.9 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, provision for income taxes increased $12.1 million primarily due to an increase in withholding taxes, partially offset by a decrease in the tax effect of income before income taxes.

Net Income:

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$196,470	$225,694	$(19,003)	$(10,221)	(5.2%)

Net income decreased $29.2 million for the three months ended June 30, 2026, as compared to the prior year. On a constant currency basis, net income decreased $10.2 million. These changes were primarily due to the factors as described above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues and Segment Operating Profit:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$902,749	$930,800	$—	$(28,051)	(3.0%)
International site leasing	417,285	317,197	25,352	74,736	23.6%
Site development	98,678	115,232	—	(16,554)	(14.4%)
Total	$1,418,712	$1,363,229	$25,352	$30,131	2.2%
Cost of Revenues
Domestic site leasing	$142,047	$137,693	$—	$4,354	3.2%
International site leasing	123,940	96,356	8,229	19,355	20.1%
Site development	81,350	91,714	—	(10,364)	(11.3%)
Total	$347,337	$325,763	$8,229	$13,345	4.1%
Operating Profit
Domestic site leasing	$760,702	$793,107	$—	$(32,405)	(4.1%)
International site leasing	293,345	220,841	17,123	55,381	25.1%
Site development	17,328	23,518	—	(6,190)	(26.3%)

Revenues

Domestic site leasing revenues decreased $28.1 million for the six months ended June 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals, partially offset by (1) organic site leasing growth from contractual escalators, new leases, and amendments and (2) revenues from 29 towers acquired and 41 towers built since January 1, 2025.

International site leasing revenues increased $100.1 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $74.7 million. This change was primarily due to (1) revenues from 7,133 towers acquired (including 7,110 related to the Millicom transaction) and 624 towers built since January 1, 2025, (2) organic site leasing growth from contractual escalators, new leases, and amendments and (3) increases in non-cash straight line revenue and reimbursable pass-through expenses, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 14.0% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $16.6 million for the six months ended June 30, 2026, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $32.4 million for the six months ended June 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals.

International site leasing segment operating profit increased $72.5 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $55.4 million. This change was primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2025.

Site development segment operating profit decreased $6.2 million for the six months ended June 30, 2026, as compared to the prior year, as a result of decreased carrier activity and an increase in construction costs as a percentage of revenues.

Selling, General, and Administrative Expenses:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$65,060	$62,522	$—	$2,538	4.1%
International site leasing	38,522	38,227	1,958	(1,663)	(4.4%)
Total site leasing	$103,582	$100,749	$1,958	$875	0.9%
Site development	7,002	6,280	—	722	11.5%
Other	37,512	30,212	—	7,300	24.2%
Total	$148,096	$137,241	$1,958	$8,897	6.5%

Selling, general, and administrative expenses increased $10.9 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $8.9 million. These changes were driven primarily by increases in non-cash compensation expense and personnel and other support related costs (as a result of our increased presence in certain markets and entrance into Honduras), partially offset by lower costs associated with our market divestitures since January 1, 2025 and lower bad debt expense.

Asset Impairment and Decommission Costs:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$39,812	$35,141	$—	$4,671	13.3%
International site leasing	11,471	46,406	893	(35,828)	(77.2%)
Total site leasing	$51,283	$81,547	$893	$(31,157)	(38.2%)
Site development	264	—	—	264	—%
Other	320	710	—	(390)	(54.9%)
Total	$51,867	$82,257	$893	$(31,283)	(38.0%)

On a quarterly basis, we analyze whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers. Based on this analysis, our impairment charges may vary from quarter to quarter.

Domestic asset impairment and decommission costs increased $4.7 million for the six months ended June 30, 2026, as compared to the prior year. This change was primarily as a result of an increase in tower and equipment related decommission costs, partially offset by our quarterly impairment analysis requiring a lower impairment than in the prior year period.

International asset impairment and decommission costs decreased $34.9 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international asset impairment and decommission costs decreased $35.8 million. These changes were primarily as a result of our quarterly impairment analysis requiring a lower impairment than in the prior year period (primarily in Brazil) and a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$75,594	$73,584	$—	$2,010	2.7%
International site leasing	81,215	55,772	4,463	20,980	37.6%
Total site leasing	$156,809	$129,356	$4,463	$22,990	17.8%
Site development	2,000	1,721	—	279	16.2%
Other	3,877	3,935	—	(58)	(1.5%)
Total	$162,686	$135,012	$4,463	$23,211	17.2%

Depreciation, accretion, and amortization expense increased $27.7 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $23.2 million. These changes were primarily due to an increase in the number of towers we acquired and built (including 7,110 towers acquired related to the Millicom transaction) since January 1, 2025, partially offset by the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$570,314	$611,332	$—	$(41,018)	(6.7%)
International site leasing	158,043	77,698	9,682	70,663	90.9%
Total site leasing	$728,357	$689,030	$9,682	$29,645	4.3%
Site development	8,062	15,517	—	(7,455)	(48.0%)
Other	(41,709)	(34,857)	—	(6,852)	19.7%
Total	$694,710	$669,690	$9,682	$15,338	2.3%

Domestic site leasing operating income decreased $41.0 million for the six months ended June 30, 2026, as compared to the prior year, primarily due to the factors described above.

International site leasing operating income increased $80.3 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $70.7 million. These changes were primarily due to the factors described above.

Site development operating income decreased $7.5 million for the six months ended June 30, 2026, as compared to the prior year, primarily due to the factors described above.

Other operating expense, net increased $6.9 million for the six months ended June 30, 2026, as compared to the prior year, primarily due to the factors described above.

Other Income (Expense):

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$10,838	$18,935	$507	$(8,604)	(45.4%)
Interest expense	(256,282)	(223,805)	(31)	(32,446)	14.5%
Non-cash interest expense	(3,259)	(9,581)	(1)	6,323	(66.0%)
Amortization of deferred financing fees	(10,528)	(10,849)	—	321	(3.0%)
Other income, net	33,004	76,286	(71,867)	28,585	(125.9%)
Total	$(226,227)	$(149,014)	$(71,392)	$(5,821)	2.3%

Interest income decreased $8.1 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, interest income decreased $8.6 million. These changes were primarily due to a lower amount of interest-bearing deposits held as compared to the prior year and a decrease in interest received on a loan to an unconsolidated joint venture as the loan was repaid on March 21, 2025.

Interest expense increased $32.5 million for the six months ended June 30, 2026, as compared to the prior year. This change was primarily due to a higher average principal amount of our cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was primarily due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025 and the impact from the repayment of the 2020-1C Tower Securities on January 9, 2026 using borrowings from the Revolving Credit Facility which accrued interest at a higher rate.

Non-cash interest expense decreased $6.3 million for the six months ended June 30, 2026, as compared to the prior year. This change was primarily due to lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Other income, net includes a $28.3 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries for the six months ended June 30, 2026. The prior year period included a $99.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and an $18.3 million loss on sale of assets for the six months ended June 30, 2025 (which is inclusive of a $29.1 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations).

Provision for Income Taxes:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(87,107)	$(77,078)	$22,022	$(32,051)	73.4%

Provision for income taxes increased $10.0 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, provision for income taxes increased $32.1 million primarily due to an increase in withholding taxes, partially offset by a decrease in the tax effect of income before income taxes.

Net Income:

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$381,376	$443,598	$(39,688)	$(22,534)	(6.0%)

Net income decreased $62.2 million for the six months ended June 30, 2026, as compared to the prior year. On a constant currency basis, net income decreased $2.3 million. These changes were primarily due to the factors described above.

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

Management uses Adjusted EBITDA in evaluating, and believes that it is useful to investors in evaluating, the profitability of our operations and to evaluate our performance 1) from period to period and (2) compared to our competitors, by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. In addition, Adjusted EBITDA is a widely used performance measure across the telecommunications real estate sector and management believes that it allows investors to evaluate our comparative performance without regard to items such as depreciation, amortization, and accretion, which can vary across different companies depending upon accounting methods and the book value of assets. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under the existing Senior Credit Agreement, 2026 Senior Credit Agreement and the indentures relating to the 2020 Senior Notes, 2021 Senior Notes, and 2026 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$196,470	$225,694	$(19,003)	$(10,221)	(5.2%)
Non-cash straight-line leasing revenue	(3,292)	(647)	225	(2,870)	443.6%
Non-cash straight-line ground lease expense	(1,662)	(1,418)	44	(288)	20.3%
Non-cash compensation	26,798	21,516	144	5,138	23.9%
Other income, net	(10,482)	(44,123)	35,271	(1,630)	(124.6%)
Acquisition and new business initiatives
related adjustments and expenses	5,926	5,887	32	7	0.1%
Asset impairment and decommission costs	22,566	45,231	676	(23,341)	(51.6%)
Interest income	(5,631)	(8,155)	(302)	2,826	(34.7%)
Interest expense (1)	135,509	126,306	25	9,178	7.3%
Depreciation, accretion, and amortization	81,371	69,964	2,303	9,104	13.0%
Provision for income taxes (2)	36,242	35,229	(11,103)	12,116	59.9%
Adjusted EBITDA	$483,815	$475,484	$8,312	$19	—%

	For the six months ended				Constant
	June 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$381,376	$443,598	$(39,688)	$(22,534)	(6.0%)
Non-cash straight-line leasing revenue	(8,808)	(1,928)	555	(7,435)	385.6%
Non-cash straight-line ground lease expense	(1,405)	(3,086)	87	1,594	(51.7%)
Non-cash compensation	45,734	37,229	296	8,209	22.1%
Other income, net	(33,004)	(76,286)	71,867	(28,585)	125.9%
Acquisition and new business initiatives
related adjustments and expenses	14,016	13,266	127	623	4.7%
Asset impairment and decommission costs	51,867	82,257	893	(31,283)	(38.0%)
Interest income	(10,838)	(18,935)	(507)	8,604	(45.4%)
Interest expense (1)	270,069	244,235	32	25,802	10.6%
Depreciation, accretion, and amortization	162,686	135,012	4,463	23,211	17.2%
Provision for income taxes (2)	87,511	77,412	(22,004)	32,103	72.9%
Adjusted EBITDA	$959,204	$932,774	$16,121	$10,309	1.1%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA increased $8.3 million for the three months ended June 30, 2026, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA remained flat. These changes were primarily due to an increase in international site leasing segment operating profit, partially offset by decreases in domestic site leasing segment operating profit and site development segment operating profit.

Adjusted EBITDA increased $26.4 million for the six months ended June 30, 2026, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $10.3 million. These changes were primarily due to an increase in international site leasing segment operating profit, partially offset by decreases in domestic site leasing segment operating profit and site development segment operating profit and an increase in cash selling, general, and administrative expense.

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

A summary of our cash flows is as follows:

	For the six months ended June 30,
	2026	2025

	(in thousands)
Cash provided by operating activities	$662,263	$669,273
Cash used in investing activities	(310,492)	(342,696)
Cash used in financing activities	(436,344)	(1,440,413)
Change in cash, cash equivalents, and restricted cash	(84,573)	(1,113,836)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	8,311	13,702
Cash, cash equivalents, and restricted cash, beginning of period	437,021	1,400,657
Cash, cash equivalents, and restricted cash, end of period	$360,759	$300,523

Operating Activities

Cash provided by operating activities was $662.3 million for the six months ended June 30, 2026 as compared to $669.3 million for the six months ended June 30, 2025. The decrease was primarily due to increases in net interest expense and decreases in domestic site leasing segment operating profit and site development segment operating profit. The decrease was partially offset by an increase in international site leasing segment operating profit and decreases in cash outflows associated with working capital changes related to the timing of tax and customer payments.

Investing Activities

A detail of our investing activities is as follows:

	For the six months ended June 30,
	2026	2025

	(in thousands)
Acquisitions of towers and related assets (1)	$(141,921)	$(634,097)
Land buyouts and other assets (2)	(30,363)	(18,513)
Construction and related costs	(61,607)	(47,151)
Augmentation and tower upgrades	(20,642)	(26,808)
Tower maintenance	(25,702)	(25,218)
General corporate	(2,865)	(2,861)
Purchase of investments	(1,252,128)	(434,307)
Proceeds from sale of investments	1,226,598	685,840
Repayment of loan from unconsolidated joint venture	—	115,000
Proceeds from sale of assets	5,048	40,469
Other investing activities	(6,910)	4,950
Net cash used in investing activities	$(310,492)	$(342,696)

(1)During the six months ended June 30, 2026, we acquired 16 towers and related assets and liabilities, as well as the rights to land underneath approximately 3,900 communication sites in Guatemala. During the six months ended June 30, 2025, we acquired 4,673 towers and related assets and liabilities, including 4,644 sites related to the Millicom transaction.

(2)Excludes $6.4 million and $7.8 million spent to extend ground lease terms for the six months ended June 30, 2026 and 2025, respectively. We recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of our Consolidated Statements of Cash Flows.

As of the date of this filing, we, subsequent to June 30, 2026, purchased or are under contract to purchase 58 communication sites for an aggregate consideration of $28.8 million in cash. We anticipate that these acquisitions will be closed by the end of the fourth quarter of 2026.

For 2026, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $65.0 million to $75.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $455.0 million to $475.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the six months ended June 30,
	2026	2025

	(in thousands)
Net borrowings under Revolving Credit Facility (1)	$580,000	$80,000
Repayment of Term Loans (1)	(11,500)	(5,750)
Repayment of Tower Securities (1)	(750,000)	(1,165,000)
Repurchase and retirement of common stock	(2,245)	(130,696)
Payment of dividends on common stock	(267,846)	(241,640)
Proceeds from employee stock purchase/stock option plans	37,031	48,884
Payments related to taxes on stock options and restricted stock units	(20,127)	(24,695)
Other financing activities	(1,657)	(1,516)
Net cash used in financing activities	$(436,344)	$(1,440,413)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

Dividends

For the six months ended June 30, 2026, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 25, 2026	March 13, 2026	$1.25	$135.2 million (1)	March 27, 2026
April 28, 2026	May 22, 2026	$1.25	$132.7 million	June 17, 2026

(1)Amount reflected includes the payment of $2.6 million in dividend equivalents.

Dividends paid in 2026 were ordinary taxable dividends.

Subsequent to June 30, 2026, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

August 2, 2026	August 20, 2026	$1.25	September 17, 2026

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2026, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2026, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. During the six months ended June 30, 2026, we did not issue any securities under our automatic shelf registration statement. On July 23, 2026, we issued the 2026 Senior Notes (as defined below) under our automatic shelf registration statement on Form S-3. For more information, refer to "Debt Instruments and Debt Service Requirements" below.

Debt Instruments and Debt Service Requirements

Investment Grade Senior Notes and Unsecured Revolving Credit Facility

On July 23, 2026, we issued an aggregate $3.5 billion of unsecured senior notes (“2026 Senior Notes”) in three tranches: $1.35 billion of 4.875% senior notes due January 15, 2030 (“2026-1 Senior Notes”) were issued at 99.333% of par value, $1.35 billion of 5.150% senior notes due July 15, 2031 (“2026-2 Senior Notes”) were issued at 99.086% of par value, and $0.8 billion of 5.450% senior notes due July 15, 2033 (“2026-3 Senior Notes”) were issued at 98.924% of par value. Interest on the 2026 Senior Notes is payable semi-annually beginning January 15, 2027. The 2026 Senior Notes have a blended coupon rate of 5.113% and a weighted average maturity of 4.9 years. We incurred financing fees of $23.5 million in relation to this transaction, which will be amortized through the maturity of the 2026 Senior Notes. Net proceeds from this offering were used to repay the aggregate principal amount outstanding on the Revolving Credit Facility ($1.0 billion), the 2024 Term Loan ($2.2 billion), and for general corporate purposes. In connection with the repayments, we, subsequent to June 30, 2026, expensed $16.1 million of net deferred financing fees and $4.0 million of discount related to the Revolving Credit Facility and the 2024 Term Loan.

Concurrently with the issuance of the 2026 Senior Notes, we terminated our existing Senior Credit Agreement and entered into a new Senior Credit Agreement providing for an expanded $2.5 billion senior unsecured revolving credit facility (“2026 Revolving Credit Facility”) and requiring compliance with specific financial ratios. The 2026 Revolving Credit Facility has a maturity date of July 23, 2031. Amounts borrowed under the 2026 Revolving Credit Facility accrue interest, at our election, at either (1) Term SOFR plus a margin that ranges from 75.0 basis points to 137.5 basis points or (2) the Base Rate plus a margin that ranges from 0.0 basis points to 37.5 basis points, in each case based on our credit ratings. In addition, we are required to pay a commitment fee of between 0.08% to 0.20% per annum on the amount of unused commitments based on our credit ratings.

Based on our current credit ratings, borrowings under the 2026 Revolving Credit Facility accrue interest at Term SOFR plus 100.0 basis points and we are required to pay a commitment fee of 0.11% per annum on the amount of unused commitments.

Senior Credit Agreement

As of June 30, 2026, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Revolving Credit Facility

The key terms of the Revolving Credit Facility were as follows:

	Interest Rate	Unused Commitment
	as of	Fee as of
	June 30, 2026 (1)	June 30, 2026 (2)

Revolving Credit Facility	5.110%	0.190%

(1)The rate reflected includes a 0.050% reduction in the applicable spread as a result of meeting certain sustainability-linked targets as of December 31, 2025.

(2)The rate reflected includes a 0.010% reduction in the applicable commitment fee as a result of meeting certain sustainability-linked targets as of December 31, 2025.

The table below summarizes our Revolving Credit Facility activity during the three and six months ended June 30, 2026 and 2025:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning outstanding balance	$1,285,000	$—	$475,000	$—
Borrowings	125,000	80,000	1,025,000	80,000
Repayments	(355,000)	—	(445,000)	—
Ending outstanding balance	$1,055,000	$80,000	$1,055,000	$80,000

On July 23, 2026, we repaid the aggregate principal amount outstanding on the Revolving Credit Facility using proceeds from the issuance of the 2026 Senior Notes. As of the date of this filing, there were no amounts outstanding under the 2026 Revolving Credit Facility.

Term Loan

2024 Term Loan

During the three and six months ended June 30, 2026, we repaid an aggregate of $5.8 million and $11.5 million of principal on the 2024 Term Loan, respectively. As of June 30, 2026, the 2024 Term Loan had a principal balance of $2.2 billion.

On July 23, 2026, we repaid the aggregate principal amount of the 2024 Term Loan using proceeds from the issuance of the 2026 Senior Notes.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of June 30, 2026, we, through a New York common law trust (“the Trust”), had issued and outstanding an aggregate of $6.5 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 8,611 tower sites owned by the Borrowers as of June 30, 2026. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

On January 9, 2026, we repaid the entire aggregate principal amount of the 2020-1C Tower Securities ($750.0 million) using borrowings from the Revolving Credit Facility. The table below sets forth the material terms of our outstanding Tower Securities as of June 30, 2026:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of June 30, 2026:

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

Debt Covenants

As of June 30, 2026, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of June 30, 2026:

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

Debt Service

As of June 30, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended June 30, 2027 based on the amounts outstanding as of June 30, 2026 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$55,707
2024 Term Loan (2)	139,706
2020-2C Tower Securities	14,159
2021-1C Tower Securities (3)	1,172,156
2021-2C Tower Securities (4)	907,983
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	29,052
2020 Senior Notes	1,558,125
2021 Senior Notes	46,875
Total debt service for the next 12 months (5)	$4,074,126

(1)As of June 30, 2026, $1.1 billion was outstanding under the Revolving Credit Facility. On July 23, 2026, we repaid the aggregate principal amount outstanding on the Revolving Credit Facility, and entered into the 2026 Revolving Credit Facility. This amount reflects the interest that would have been due throughout the twelve month period ended June 30, 2027 had the Revolving Credit Facility remained in place. As of the date of this filing, there were no amounts outstanding under the 2026 Revolving Credit Facility.

(2)Total debt service on the 2024 Term Loan reflects a blended rate of 5.194%, which includes the impact of the interest rate swaps. Excluding the impact of the interest rate swaps, the 2024 Term Loan was accruing interest at 5.400% as of June 30, 2026. On July 23, 2026, we repaid the aggregate principal amount of the 2024 Term Loan. This amount reflects the interest that would have been due throughout the twelve month period ended June 30, 2027 had the 2024 Term Loan remained in place.

(3)Amount includes $1.165 billion of outstanding debt on the 2021-1C Tower Securities based on the anticipated repayment date of November 9, 2026; however, we are not required to pay the balance until the final maturity date of May 9, 2051.

(4)Amount includes $895.0 million of outstanding debt on the 2021-2C Tower Securities based on the anticipated repayment date of April 9, 2027; however, we are not required to pay the balance until the final maturity date of October 10, 2051.

(5)Our total debt service does not include any amounts from the 2026 Senior Notes. Total debt service for the twelve months ended June 30, 2027 related to the 2026 Senior Notes is projected to be $89.5 million, which reflects semi-annual interest payments beginning January 15, 2027.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value

	(in thousands)
Revolving Credit Facility (1)	$—	$—	$—	$1,055,000	$—	$—	$1,055,000	$1,055,000
2024 Term Loan (1)	11,500	23,000	23,000	23,000	23,000	2,144,750	2,248,250	2,251,060
2020-2C Tower Securities (2)	—	—	600,000	—	—	—	600,000	577,800
2021-1C Tower Securities (2)	1,165,000	—	—	—	—	—	1,165,000	1,150,997
2021-2C Tower Securities (2)	—	895,000	—	—	—	—	895,000	874,782
2021-3C Tower Securities (2)	—	—	—	—	—	895,000	895,000	679,045
2022-1C Tower Securities (2)	—	—	850,000	—	—	—	850,000	864,008
2024-1C Tower Securities (2)	—	—	—	1,450,000	—	—	1,450,000	1,452,886
2024-2C Tower Securities (2)	—	620,000	—	—	—	—	620,000	620,062
2020 Senior Notes	—	1,500,000	—	—	—	—	1,500,000	1,492,800
2021 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,436,250
Total debt obligation	$1,176,500	$3,038,000	$1,473,000	$4,028,000	$23,000	$3,039,750	$12,778,250	$12,454,690

(1)On July 23, 2026, we repaid the aggregate principal amount under the Revolving Credit Facility and the 2024 Term Loan and issued the 2026 Senior Notes. For further discussion, refer to “Debt Instruments and Debt Service Requirements” above.

(2)For information on the anticipated repayment date and final maturity date for each tower security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt, including interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of June 30, 2026. As of June 30, 2026, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 2.8% for the six months ended June 30, 2026.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Chile, Peru, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil, Chile, and South Africa, we receive significantly all our revenue and pay substantially all our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the six months ended June 30, 2026, approximately 20.7% of our revenues and approximately 25.7% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at June 30, 2026. As of June 30, 2026, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.2% and 0.9%, respectively, for the six months ended June 30, 2026.

As of June 30, 2026, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2026 would have resulted in approximately $91.4 million of unrealized gains or losses that would have been included in Other income, net in our Consolidated Statements of Operations for the six months ended June 30, 2026.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including our expectations and beliefs regarding:

•core leasing revenue growth in 2026, on an organic basis, and the drivers contributing to such growth;

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

•elevated churn in 2026 in both our domestic and international markets;

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

•the impact of prior and future consolidation among wireless service providers and the EchoStar actions on our domestic and international churn rates;

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

•the macroeconomic and industry health of the international jurisdictions we operate in, and the willingness and ability of carriers to invest in their networks to deploy additional capacity and increase geographic coverage;

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

•our ability to achieve the anticipated levels of site leasing revenue from our new tower builds;

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

•our ability to protect our rights to the land under our towers, enforce our contractual rights arising from our various real and personal property rights, and our ability to acquire land underneath our towers on terms that are accretive;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2026. Based on such evaluation, such officers have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

SBA COMMUNICATIONS CORPORATION

August 6, 2026	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2026	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s