Form 10-Q
period 2026-09-30
SBA COMMUNICATIONS CORP
filed 2026-11-05
CIK 1034054

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 104,427,989 shares of Class A common stock as of October 27, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	September 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$417,532	$264,568
Restricted cash	11,143	167,804
Accounts receivable, net	151,412	171,256
Costs and estimated earnings in excess of billings on uncompleted contracts	16,639	28,152
Prepaid expenses and other current assets	247,847	141,651
Total current assets	844,573	773,431
Property and equipment, net	3,401,814	3,401,799
Intangible assets, net	2,794,714	2,882,117
Operating lease right-of-use assets, net	2,543,136	2,540,229
Acquired and other right-of-use assets, net	1,309,213	1,325,443
Other assets	722,908	651,993
Total assets	$11,616,358	$11,575,012
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS,
AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,734	$73,034
Accrued expenses	104,041	93,502
Current maturities of long-term debt	3,557,467	1,935,802
Deferred revenue	115,222	117,309
Accrued interest	73,600	65,036
Current lease liabilities	293,884	299,604
Other current liabilities	102,107	94,014
Total current liabilities	4,312,055	2,678,301
Long-term liabilities:
Long-term debt, net	9,338,474	10,964,466
Long-term lease liabilities	2,051,687	2,119,258
Other long-term liabilities	656,024	588,244
Total long-term liabilities	12,046,185	13,671,968
Redeemable noncontrolling interests	92,883	78,262
Shareholders' deficit:
Preferred stock - par value $0.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $0.01, 400,000 shares authorized, 104,427 shares and
105,666 shares issued and outstanding at September 30, 2026 and December 31, 2025,
respectively	1,044	1,057
Additional paid-in capital	3,125,244	3,059,427
Accumulated deficit	(7,336,432)	(7,249,905)
Accumulated other comprehensive loss, net	(624,621)	(664,098)
Total shareholders' deficit	(4,834,765)	(4,853,519)
Total liabilities, redeemable noncontrolling interests, and shareholders' deficit	$11,616,358	$11,575,012

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

Revenues:
Site leasing	$665,354	$656,427	$1,985,388	$1,904,424
Site development	48,570	75,900	147,247	191,132
Total revenues	713,924	732,327	2,132,635	2,095,556
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	133,651	127,281	399,638	361,330
Cost of site development	37,870	62,508	119,220	154,222
Selling, general, and administrative expenses (1)	68,011	66,008	216,106	203,249
Acquisition and new business initiatives related
adjustments and expenses	8,763	5,156	22,779	18,422
Asset impairment and decommission costs	13,460	20,322	65,326	102,578
Depreciation, accretion, and amortization	84,432	76,883	247,118	211,894
Total operating expenses	346,187	358,158	1,070,187	1,051,695
Operating income	367,737	374,169	1,062,448	1,043,861
Other income (expense):
Interest income	7,895	5,517	18,733	24,452
Interest expense	(126,840)	(120,154)	(383,122)	(343,959)
Non-cash interest income (expense)	16,445	(567)	13,187	(10,148)
Amortization of deferred financing fees	(5,580)	(5,477)	(16,108)	(16,326)
Loss from extinguishment of debt, net	(20,082)	—	(20,082)	—
Other income, net	15,011	35,595	48,013	111,881
Total other expense, net	(113,151)	(85,086)	(339,379)	(234,100)
Income before income taxes	254,586	289,083	723,069	809,761
Provision for income taxes	(22,228)	(48,652)	(109,336)	(125,730)
Net income	232,358	240,431	613,733	684,031
Net (income) loss attributable to noncontrolling interests	(1,052)	(3,615)	1,183	(689)
Net income attributable to SBA Communications
Corporation	$231,306	$236,816	$614,916	$683,342
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.19	$2.21	$5.81	$6.36
Diluted	$2.19	$2.20	$5.80	$6.34
Weighted-average number of common shares
Basic	105,428	107,257	105,771	107,509
Diluted	105,662	107,559	106,011	107,831

(1)Includes non-cash compensation of $17,279 and $18,655 for the three months ended September 30, 2026 and 2025, respectively, and $61,616 and $54,569 for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2026	2025	2026	2025

Net income	$232,358	$240,431	$613,733	$684,031
Adjustments related to interest rate swaps	(19,670)	(2,893)	3,768	(49,347)
Foreign currency translation adjustments	2,802	27,314	34,723	121,481
Comprehensive income	215,490	264,852	652,224	756,165
Comprehensive (income) loss attributable to noncontrolling interests	(783)	(4,586)	2,169	(641)
Comprehensive income attributable to SBA
Communications Corporation	$214,707	$260,266	$654,393	$755,524

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit
BALANCE, June 30, 2026	106,088	$1,061	$3,112,691	$(7,135,584)	$(608,022)	$(4,629,854)
Net income attributable to SBA
Communications Corporation	—	—	—	231,306	—	231,306
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	9	—	1,188	—	—	1,188
Non-cash stock compensation	—	—	18,263	—	—	18,263
Adjustments related to interest rate swaps	—	—	—	—	(19,670)	(19,670)
Repurchase and retirement of common stock	(1,670)	(17)	—	(300,016)	—	(300,033)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	3,071	3,071
Dividends and dividend equivalents
on common stock	—	—	—	(132,138)	—	(132,138)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(6,898)	—	—	(6,898)
BALANCE, September 30, 2026	104,427	$1,044	$3,125,244	$(7,336,432)	$(624,621)	$(4,834,765)

					Accumulated
	Class A		Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit

BALANCE, December 31, 2025	105,666	1,057	3,059,427	(7,249,905)	(664,098)	(4,853,519)
Net income attributable to SBA
Communications Corporation	—	—	—	614,916	—	614,916
Common stock issued in connection with equity
awards and stock purchase plans, offset
by the impact of net share settlements	442	4	18,087	—	—	18,091
Non-cash stock compensation	—	—	64,520	—	—	64,520
Adjustments related to interest rate swaps	—	—	—	—	3,768	3,768
Repurchase and retirement of common stock	(1,681)	(17)	—	(302,261)	—	(302,278)
Foreign currency translation adjustments
attributable to SBA Communications
Corporation	—	—	—	—	35,709	35,709
Dividends and dividend equivalents
on common stock	—	—	—	(399,182)	—	(399,182)
Adjustment to redemption amount related to
noncontrolling interests	—	—	(16,790)	—	—	(16,790)
BALANCE, September 30, 2026	104,427	$1,044	$3,125,244	$(7,336,432)	$(624,621)	$(4,834,765)

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$613,733	$684,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	247,118	211,894
Gain on remeasurement of U.S. denominated intercompany loans	(25,550)	(137,753)
Non-cash compensation expense	63,699	56,552
Non-cash asset impairment and decommission costs	59,274	96,094
Deferred and non-cash income tax provision	38,587	94,643
Loss from extinguishment of debt, net	20,082	—
(Gain) loss on sale of assets	(16,320)	18,265
Other non-cash items reflected in the Statements of Operations	20,586	50,586
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	26,268	(37,243)
Prepaid expenses and other assets	(39,806)	(14,533)
Operating lease right-of-use assets, net	111,623	97,110
Accounts payable and accrued expenses	2,196	8,219
Accrued interest	9,403	(24,497)
Long-term lease liabilities	(106,144)	(97,323)
Other liabilities	(30,642)	(18,742)
Net cash provided by operating activities	994,107	987,303
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(204,677)	(664,415)
Capital expenditures	(183,597)	(162,091)
Purchase of investments	(1,558,693)	(658,004)
Proceeds from sale of investments	1,532,516	909,937
Repayment of loan from unconsolidated joint venture	—	115,000
Proceeds from sale of assets	150,853	40,564
Other investing activities	(6,841)	(1,999)
Net cash used in investing activities	(270,439)	(421,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	1,025,000	375,000
Repayments under Revolving Credit Facility	(1,500,000)	(95,000)
Proceeds from issuance of Senior Notes, net of fees	3,445,873	—
Repayment of Term Loans	(2,259,750)	(17,250)
Repayment of Tower Securities	(750,000)	(1,165,000)
Repurchase and retirement of common stock	(302,278)	(281,531)
Payment of dividends on common stock	(399,111)	(360,780)
Proceeds from employee stock purchase/stock option plans	38,285	51,491
Payments related to taxes on stock options and restricted stock units	(20,194)	(24,875)
Other financing activities	(5,180)	(2,270)
Net cash used in financing activities	(727,355)	(1,520,215)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	444	18,657
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,243)	(935,263)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	437,021	1,400,657
End of period	$433,778	$465,394

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2026	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$378,260	$370,132
Income taxes	$79,736	$33,021

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,860	$97,843
Operating lease modifications and reassessments	$116,731	$120,853
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,573	$5,589

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

Intercompany Loans Subject to Remeasurement

In accordance with ASC 830, Foreign Currency Matters, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income, net in the Consolidated Statements of Operations as settlement is anticipated or planned in the foreseeable future. The Company recorded a $1.6 million loss and a $25.5 million gain, net of taxes, on the remeasurement of intercompany loans for the three months ended September 30, 2026 and 2025, respectively, and a $16.5 million gain and a $91.8 million gain, net of taxes, on the remeasurement of intercompany loans for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company repaid $18.3 million under its intercompany loan agreements and $30.2 million of loans were settled as part of the Company’s sale of its Chile operations. As of September 30, 2026 and December 31, 2025, the aggregate amount outstanding under the intercompany loan agreements subject to remeasurement with the Company’s foreign subsidiaries was $863.7 million and $917.3 million, respectively. Subsequent to September 30, 2026, the Company made no repayments under its intercompany loan agreements.

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

Asset impairment and decommission costs for all periods presented and the related impaired assets primarily relate to the Company’s site leasing operating segment. The following summarizes the activity of asset impairment and decommission costs:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

			(in thousands)
Asset impairment (1)	$11,298	$20,013	$46,735	$91,054
Write-off of carrying value of decommissioned towers	1,454	2,830	10,972	8,960
Other (including tower and equipment decommission costs) (2)	708	(2,521)	7,619	2,564
Total asset impairment and decommission costs	$13,460	$20,322	$65,326	$102,578

(1)Represents impairment charges resulting from the Company’s regular analysis of whether the anticipated future cash flows from certain towers are sufficient to recover the carrying value of the investment in those towers.

(2)Includes gains from the downward adjustments to lease liabilities that exceed the related right-of-use assets.

The Company’s long-term investments were $32.4 million and $21.1 million as of September 30, 2026 and December 31, 2025, respectively, and are recorded in Other assets on the Consolidated Balance Sheets. The estimation of the fair value of its investments involves the use of Level 3 inputs. The Company evaluates these investments for indicators of impairment. The Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is less than the carrying amount, an impairment charge will be recorded. The Company did not recognize any impairment loss associated with its investments during the three or nine months ended September 30, 2026 or 2025.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. The Company’s estimate of its short-term investments is based primarily upon Level 1 reported market values. As of September 30, 2026 and December 31, 2025, the Company had $26.0 million and $6.6 million of short-term investments, respectively. For the nine months ended September 30, 2026, the Company purchased $1,551.2 million and sold $1,531.9 million of short-term investments. For the nine months ended September 30, 2025, the Company purchased $656.2 million and sold $909.9 million of short-term investments.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility was considered to approximate the carrying value because the Company does not believe its credit risk has changed materially from the date the applicable Term SOFR Rate was set for the Revolving Credit Facility (75.0 to 137.5 basis points). Refer to Note 10 for the principal balances, fair values, and carrying values of the Company’s debt instruments.

For discussion of the Company’s derivatives and hedging activities, refer to Note 17.

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The cash, cash equivalents, and restricted cash balances on the Consolidated Statements of Cash Flows consist of the following:

	As of	As of
	September 30, 2026	December 31, 2025	Included on Balance Sheet

	(in thousands)
Cash and cash equivalents	$417,532	$264,568	Cash and cash equivalents
Securitization escrow accounts	10,345	9,175	Restricted cash - current asset
Payment, performance bonds, and other	798	158,629	Restricted cash - current asset
Surety bonds and workers compensation	5,103	4,649	Other assets - noncurrent
Total cash, cash equivalents, and restricted cash	$433,778	$437,021

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Other restricted cash, as of December 31, 2025, includes $155.8 million of cash held by a qualified intermediary for the Company’s like-kind exchange transaction. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2026 and December 31, 2025, the Company had $43.4 million and $43.3 million in surety and payment and performance bonds, respectively, for which no collateral was required to be posted. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2026 and December 31, 2025, the Company had pledged $3.0 million and $2.9 million, respectively, as collateral related to its workers’ compensation policy.

4.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company’s costs and estimated earnings on uncompleted contracts are comprised of the following:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Costs incurred on uncompleted contracts	$141,684	$146,706
Estimated earnings	53,919	53,594
Billings to date	(184,360)	(179,329)
	$11,243	$20,971

These amounts are included in the Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,639	$28,152
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,396)	(7,181)
	$11,243	$20,971

At September 30, 2026 and December 31, 2025, the two largest customers comprised 86.3% and 95.4%, respectively, of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are comprised of the following:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Short-term investments	$25,980	$6,648
Assets held for sale (1)	77,617	—
Short-term loans receivable (2)	56,583	63,779
Prepaid real estate taxes	5,326	3,815
Interest receivable	4,665	611
Prepaid insurance	2,661	1,778
Prepaid taxes	17,638	26,736
Prepaid ground rent	5,534	3,586
Other current assets	51,843	34,698
Total prepaid expenses and other current assets	$247,847	$141,651

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Straight-line rent receivable	$440,449	$424,627
Interest rate swap asset (3)	34,825	6,445
Loans receivable	10,325	3,661
Deferred lease costs, net	8,049	9,967
Deferred tax asset - long-term	55,801	35,716
Long-term investments	32,407	21,053
Other	141,052	150,524
Total other assets	$722,908	$651,993

(1)Refer to Note 6 for more information on the Company’s assets held for sale.

(2)Amounts as of September 30, 2026 and December 31, 2025 include a $56.6 million third-party loan that matures in November 2026. The Company is currently in the process of amending and extending the maturity date of the loan.

(3)Refer to Note 17 for more information on the Company’s interest rate swaps.

6.ACQUISITIONS AND DISPOSALS

The following table summarizes the Company’s acquisition activity:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

			(in thousands)
Acquisitions of towers and related assets (1)	$13,056	$654	$154,977	$634,751
Land buyouts and other assets (2)	19,337	11,151	49,700	29,664
Total cash acquisition capital expenditures	$32,393	$11,805	$204,677	$664,415

(1)The three and nine months ended September 30, 2025 exclude a $139.6 million acquisition completed during the third quarter of 2025 which was not funded until the fourth quarter of 2025.

(2)Excludes $2.1 million and $1.8 million spent to extend ground lease terms for the three months ended September 30, 2026 and 2025, respectively, and excludes $8.6 million and $9.7 million spent to extend ground lease terms for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of its Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2026, the Company acquired 23 towers and related assets and liabilities, as well as the rights to land underneath approximately 3,900 communication sites in Guatemala. During the nine months ended September 30, 2025, the Company acquired 5,120 towers and related assets and liabilities, including 5,090 sites related to the transaction with Millicom International Cellular S.A. The table below summarizes the Company’s acquisition of towers and related assets and liabilities, by asset class:

	For the nine months
	ended September 30,
	2026	2025

	(in thousands)
Property and equipment, net	$11,615	$476,720
Intangible assets, net	46,243	391,685
Operating lease right-of-use assets, net	115,656	82,910
Acquisition related holdbacks	(645)	(129)
Long-term lease liabilities	(4,063)	(57,623)
Other liabilities assumed, net	(13,829)	(258,812)
Total acquisitions of towers and related assets and liabilities	$154,977	$634,751

During the nine months ended September 30, 2026, the Company concluded that for each of its acquisitions, substantially all of the value of its tower acquisitions is concentrated in a group of similar identifiable assets. As of September 30, 2026, there were no acquisitions with purchase price allocations that were preliminary.

As of the date of this filing, the Company, subsequent to September 30, 2026, purchased or is under contract to purchase 69 communication sites for an aggregate consideration of $17.9 million in cash. The Company anticipates that these acquisitions will be closed by the end of the fourth quarter of 2026.

Certain of the Company’s closed acquisitions include contingent consideration arrangements that may require future cash payments to sellers if specified financial performance metrics are achieved. Based on the Company’s current estimate, potential future cash payments under these arrangements were approximately $62.3 million and $63.2 million as of September 30, 2026 and December 31, 2025, respectively. Actual payments, if any, will depend on future results and other factors and could differ materially from this estimate. No amounts have been recorded on the Company’s Consolidated Balance Sheets.

During the third quarter of 2026, the Company sold all of its towers in both Chile and Ecuador and ended its operations in those countries. Proceeds from the sale of these towers were $134.2 million and are included in Proceeds from sale of assets on the

Consolidated Statements of Cash Flows. The Company recorded a $13.9 million gain (which is inclusive of a $6.2 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments) on the sale of these towers which is included in Other income, net on the Consolidated Statements of Operations and in (Gain) loss on sale of assets on the Consolidated Statements of Cash Flows.

On September 10, 2026, the Company entered into an agreement to sell all of its towers and related assets held in Peru. This transaction is subject to regulatory approval and is expected to close during the fourth quarter of 2026. Assets held for sale of $77.6 million are recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2026 and are primarily comprised of $34.5 million of Property and equipment, net, $23.2 million of Operating lease right-of-use assets, net, and $16.0 million of Intangible assets, net. Liabilities held for sale of $27.2 million are recorded within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2026 and are primarily comprised of $17.2 million of Long-term lease liabilities, $5.9 million of Other long-term liabilities, and $2.3 million of Current lease liabilities. These amounts are all included as part of the International site leasing segment as of September 30, 2026.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Towers and related assets	$6,597,811	$6,606,764
Construction-in-process (1)	92,759	72,794
Furniture, equipment, and vehicles	106,108	97,984
Land, buildings, and improvements (2)	1,015,528	985,019
Total property and equipment	7,812,206	7,762,561
Less: accumulated depreciation	(4,410,392)	(4,360,762)
Property and equipment, net	$3,401,814	$3,401,799

(1)Construction-in-process represents costs incurred related to towers and other assets that are under development and will primarily be used in the Company’s site leasing operations.

(2)Includes amounts related to the Company’s data centers.

Depreciation expense was $38.8 million and $35.7 million for the three months ended September 30, 2026 and 2025, respectively, and $109.3 million and $94.7 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, unpaid capital expenditures that are included in accounts payable and accrued expenses were $7.3 million and $12.3 million, respectively.

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2026			As of December 31, 2025
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$5,691,300	$(3,504,101)	$2,187,199	$5,695,073	$(3,438,168)	$2,256,905
Network location intangibles	1,995,027	(1,387,512)	607,515	1,992,271	(1,367,059)	625,212
Intangible assets, net	$7,686,327	$(4,891,613)	$2,794,714	$7,687,344	$(4,805,227)	$2,882,117

All intangible assets noted above are included in the Company’s site leasing segment. Amortization expense relating to the intangible assets above was $33.6 million and $29.6 million for the three months ended September 30, 2026 and 2025, respectively, and $101.7 million and $83.5 million for the nine months ended September 30, 2026 and 2025, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Salaries and benefits	$26,463	$32,805
Real estate and property taxes	9,962	7,596
Acquisition related holdbacks	3,005	3,196
Other	64,611	49,905
Total accrued expenses	$104,041	$93,502

10.DEBT

The principal balances, fair values, and carrying values of debt consist of the following:

		As of			As of
		September 30, 2026			December 31, 2025
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value

		(in thousands)
Revolving Credit Facility (1)	Jul. 23, 2031	$—	$—	$—	$475,000	$475,000	$475,000
2024 Term Loan (1)	Jan. 25, 2031	—	—	—	2,259,750	2,271,049	2,240,373
2020-1C Tower Securities (2)(3)	Jan. 9, 2026	—	—	—	750,000	722,460	749,945
2020-2C Tower Securities (2)	Jan. 11, 2028	600,000	579,390	598,820	600,000	513,798	598,149
2021-1C Tower Securities (2)(4)	Nov. 9, 2026	1,165,000	1,160,224	1,164,704	1,165,000	1,003,356	1,162,858
2021-2C Tower Securities (2)	Apr. 9, 2027	895,000	878,863	894,036	895,000	852,022	892,677
2021-3C Tower Securities (2)	Oct. 9, 2031	895,000	680,925	889,884	895,000	675,797	889,178
2022-1C Tower Securities (2)	Jan. 11, 2028	850,000	866,388	847,007	850,000	867,034	845,373
2024-1C Tower Securities (2)	Oct. 9, 2029	1,450,000	1,456,888	1,441,737	1,450,000	1,446,129	1,440,007
2024-2C Tower Securities (2)	Oct. 8, 2027	620,000	618,946	617,984	620,000	625,425	616,636
2020 Senior Notes	Feb. 15, 2027	1,500,000	1,490,850	1,498,727	1,500,000	1,488,615	1,496,240
2021 Senior Notes	Feb. 1, 2029	1,500,000	1,410,000	1,495,277	1,500,000	1,434,375	1,493,832
2026-1 Senior Notes (1)	Jan. 15, 2030	1,350,000	1,307,610	1,334,622	—	—	—
2026-2 Senior Notes (1)	Jul. 15, 2031	1,350,000	1,292,895	1,327,869	—	—	—
2026-3 Senior Notes (1)	Jul. 15, 2033	800,000	759,680	785,274	—	—	—
Total debt		$12,975,000	$12,502,659	$12,895,941	$12,959,750	$12,375,060	$12,900,268
Less: current maturities of long-term debt				(3,557,467)			(1,935,802)
Total long-term debt, net of current maturities				$9,338,474			$10,964,466

(1)On July 23, 2026, the Company issued the 2026-1 Senior Notes, the 2026-2 Senior Notes, and the 2026-3 Senior Notes (as defined below) accruing interest at a coupon rate of 4.875%, 5.150%, and 5.450%, respectively and entered into a new unsecured senior credit agreement with SBAC as the borrower (the “Senior Credit Agreement”) which provides for a $2.5 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). Net proceeds from the offering were used to repay the aggregate principal amount outstanding on the then existing revolving credit facility, the 2024 Term Loan, and for general corporate purposes. The maturity date of the Revolving Credit Facility reflects the new Senior Credit Agreement entered into on July 23, 2026. Refer to the discussion below for more information on the Company’s Revolving Credit Facility.

(2)The maturity date represents the anticipated repayment date for each issuance.

(3)On January 9, 2026, the Company repaid the aggregate principal amount of the 2020-1C Tower Securities using borrowings from the then existing revolving credit facility.

(4)The Company anticipates refinancing the 2021-1C Tower Securities prior to their maturity.

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Interest	For the three months ended September 30,				For the nine months ended September 30,
	Rates as of	2026		2025		2026		2025
	September 30,	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash		Non-cash
	2026	Interest	Interest	Interest	Interest	Interest	Interest	Interest		Interest

		(in thousands)				(in thousands)
Revolving Credit Facility (1)	4.913%	$3,844	$—	$1,480	$—	$31,121	$—	$3,107		$—
2024 Term Loan (1)	—	6,704	47	30,625	183	65,704	427	74,885		7,844
2019-1C Tower Securities	2.836%	—	—	—	—	—	—	1,306	3	—
2020-1C Tower Securities	1.884%	—	—	3,598	—	570	—	10,793		—
2020-2C Tower Securities	2.328%	3,540	—	3,540	—	10,619	—	10,619		—
2021-1C Tower Securities	1.631%	4,870	—	4,870	—	14,567	—	14,567		—
2021-2C Tower Securities	1.840%	4,196	—	4,196	—	12,587	—	12,587		—
2021-3C Tower Securities	2.593%	5,873	—	5,873	—	17,619	—	17,619		—
2022-1C Tower Securities	6.599%	14,094	—	14,094	—	42,281	—	42,281		—
2024-1C Tower Securities	4.831%	17,636	—	17,636	—	52,907	—	52,907		—
2024-2C Tower Securities (2)	4.654%	7,293	—	7,293	—	21,880	—	21,880		—
2020 Senior Notes	3.875%	14,531	104	14,531	100	43,594	308	43,594		296
2021 Senior Notes	3.125%	11,719	—	11,719	—	35,156	—	35,156		—
2026-1 Senior Notes	4.875%	12,431	449	—	—	12,431	449	—		—
2026-2 Senior Notes	5.150%	13,133	411	—	—	13,133	411	—		—
2026-3 Senior Notes	5.450%	8,236	191	—	—	8,236	191	—		—
Other (3)		(1,260)	(17,647)	699	284	717	(14,973)	2,658		2,008
Total		$126,840	$(16,445)	$120,154	$567	$383,122	$(13,187)	$343,959		$10,148

(1)On July 23, 2026, the Company repaid the aggregate principal amount outstanding on the then existing revolving credit facility and the 2024 Term Loan. The interest rate shown reflects the interest rate that would be paid on borrowings under the new Revolving Credit Facility entered into on July 23, 2026.

(2)The 2024-2C Tower Securities has an all-in fixed rate of 4.654%, which includes the impact of the Company’s treasury lock agreement which settled upon issuance of the notes. Excluding the impact of the treasury lock agreement, the 2024-2C Tower Securities accrues interest at 5.115%. Refer to Note 17 for more information on the Company’s treasury lock agreement.

(3)Other Cash interest expense for the three and nine months ended September 30, 2026 include $2.3 million of net cash receipts related to the Company’s interest rate swap agreements. Non-cash interest expense for the three and nine months ended September 30, 2026 include a $19.0 million gain related to the de-designation of the Company’s interest rate swaps. Refer to Note 17 for more information on the Company’s interest rate swaps.

Investment Grade Senior Notes and Unsecured Revolving Credit Facility

On July 23, 2026, the Company issued an aggregate $3.5 billion of unsecured senior notes (“2026 Senior Notes”) in three tranches: $1.35 billion of 4.875% senior notes due January 15, 2030 were issued at 99.333% of par value (“2026-1 Senior Notes”), $1.35 billion of 5.150% senior notes due July 15, 2031 were issued at 99.086% of par value (“2026-2 Senior Notes”), and $0.8 billion of 5.450% senior notes due July 15, 2033 were issued at 98.924% of par value (“2026-3 Senior Notes”). Interest on the 2026 Senior Notes is payable semi-annually beginning January 15, 2027. The 2026 Senior Notes have a blended coupon rate of 5.113% and a weighted average maturity of 4.9 years. The Company incurred financing fees of $24.2 million in relation to this transaction, which are being amortized through the maturity of the 2026 Senior Notes. Net proceeds from this offering were used to repay the aggregate principal amount outstanding on the then existing revolving credit facility ($1.0 billion), the 2024 Term Loan ($2.2 billion), and for general corporate purposes. In connection with the repayments, the Company expensed $16.1 million of net deferred financing fees and $4.0 million of discount related to the then existing revolving credit facility and the 2024 Term Loan.

Concurrently with the issuance of the 2026 Senior Notes, the Company terminated its then existing senior credit agreement and entered into the new Senior Credit Agreement providing for an expanded $2.5 billion senior unsecured Revolving Credit Facility. The Revolving Credit Facility has a maturity date of July 23, 2031. Amounts borrowed under the Revolving Credit Facility accrue interest, at the Company’s election, at either (1) Term SOFR plus a margin that ranges from 75.0 basis points to 137.5 basis points or (2) the Base Rate plus a margin that ranges from 0.0 basis points to 37.5 basis points, in each case based on the Company’s credit ratings. In addition, the Company is required to pay a commitment fee of between 0.08% to 0.20% per annum on the amount of unused commitments based on the Company’s credit ratings. Based on the Company’s current credit ratings, borrowings under the Revolving Credit Facility accrue interest at Term SOFR plus 100.0 basis points and the Company is required to pay a commitment fee of 0.11% per annum on the amount of unused commitments.

Obligations under the Senior Credit Agreement are unsecured. The Senior Credit Agreement requires the Company to maintain specific financial ratios, including (1) a consolidated total net leverage ratio not to exceed 7.50 to 1.00 as of the last day of any fiscal quarter (or up to 8.00 to 1.00 for four fiscal quarters following the consummation of certain qualified acquisitions) and (2) a consolidated senior secured leverage ratio not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the Company’s ability to incur indebtedness, grant certain liens, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset disposals. The Senior Credit Agreement is also subject to customary events of default.

The Senior Credit Agreement permits the Company, without the consent of the other lenders, to request that one or more existing or new lenders provide it with increases to the Revolving Credit Facility in an amount not to exceed $1.0 billion, provided that, after giving effect to the proposed increase to the Revolving Credit Facility commitments, the Company would be in compliance with the financial ratios described above and other customary conditions set forth in the Senior Credit Agreement.

As of September 30, 2026, the Company was in compliance with the financial covenants contained in the Senior Credit Agreement.

Commercial Paper Program

On September 25, 2026, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which it may issue from time to time short-term, unsecured, commercial paper notes (the “CP Notes”) in an aggregate principal amount outstanding at any one time not to exceed $2.5 billion. Amounts available under the Commercial Paper Program may be borrowed, repaid and reborrowed from time to time. The maturities of the CP Notes may vary, but will not exceed 397 days from the date of issue. The proceeds of the CP Notes will be used for general corporate purposes. The CP Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The Commercial Paper Program is backed by unused commitments under the Revolving Credit Facility under the Senior Credit Agreement. Accordingly, outstanding borrowings under the Commercial Paper Program reduce the amount available under the Revolving Credit Facility.

Revolving Credit Facility

The key terms of the Revolving Credit Facility are as follows:

	Interest Rate	Unused Commitment
	as of	Fee as of
	September 30, 2026	September 30, 2026

Revolving Credit Facility	4.913%	0.110%

The table below summarizes the activity of the Company’s revolving credit facilities during the three and nine months ended September 30, 2026 and 2025:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning outstanding balance	$1,055,000	$80,000	$475,000	$—
Borrowings	—	295,000	1,025,000	375,000
Repayments	(1,055,000)	(95,000)	(1,500,000)	(95,000)
Ending outstanding balance	$—	$280,000	$—	$280,000

As of the date of this filing, the Company had no amounts outstanding under the Revolving Credit Facility or the Commercial Paper Program.

Term Loan

2024 Term Loan

On July 23, 2026, the Company repaid the aggregate principal amount ($2.2 billion) of the 2024 Term Loan using proceeds from the issuance of the 2026 Senior Notes.

Secured Tower Revenue Securities

On January 9, 2026, the Company repaid the entire aggregate principal amount of the 2020-1C Tower Securities ($750.0 million) and on January 30, 2026, the Company repaid $39.5 million of the principal amount of the 2020-2R Tower Securities. The remaining balance of the 2020-2R Tower Securities is $31.6 million.

As of September 30, 2026, the entities that are borrowers on the mortgage loan (the “Borrowers”) met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers.

11.SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has outstanding time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options which were considered in the Company’s diluted earnings per share calculation (see Note 15).

Stock Repurchases

The Company’s Board of Directors authorizes the Company to purchase, from time to time, outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors. Once authorized, the repurchase plan has no time deadline and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Shares repurchased are retired. On April 27, 2025, the Company’s Board of Directors authorized a $1.5 billion share repurchase plan. As of the date of this filing, the Company had $0.8 billion of authorization remaining under this plan.

The following is a summary of the Company’s share repurchases:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

Total number of shares purchased (in millions) (1)	1.7	0.7	1.7	1.4
Average price per share (1)	$179.68	$206.13	$179.75	$208.61
Total purchase price (in millions) (1)	$300.0	$154.1	$302.2	$284.8

(1)Amounts reflected are based on the trade date and may differ from the Consolidated Statements of Cash Flows which reflects share repurchases based on the settlement date.

Dividends

For the nine months ended September 30, 2026, the Company paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 25, 2026	March 13, 2026	$1.25	$135.2 million (1)	March 27, 2026
April 28, 2026	May 22, 2026	$1.25	$132.7 million	June 17, 2026
August 2, 2026	August 20, 2026	$1.25	$131.3 million	September 17, 2026

(1)Amount reflected includes the payment of $2.6 million in dividend equivalents.

Dividends paid in 2026 were ordinary taxable dividends.

Subsequent to September 30, 2026, the Company declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 1, 2026	November 12, 2026	$1.25	December 10, 2026

12.STOCK-BASED COMPENSATION

Restricted Stock Units and Performance-Based Restricted Stock Units

The following table summarizes the Company’s RSU and PSU activity for the nine months ended September 30, 2026:

	RSUs		PSUs (1)
		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
	(in thousands)		(in thousands)
Outstanding at December 31, 2025	480	$221.37	206	$245.29
Granted	326	$196.03	76	$209.37
PSU adjustment (2)	—	$—	5	$262.67
Vested	(217)	$225.45	(93)	$256.19
Forfeited/canceled	(33)	$206.05	—	$—
Outstanding at September 30, 2026	556	$205.78	194	$222.65

(1)PSUs represent the target number of shares granted that are issuable at the end of the three-year performance period. Fair value for a portion of the PSUs was calculated using a Monte Carlo simulation model.

(2)PSU adjustment represents the net PSUs awarded above or below their target grants resulting from the achievement of performance targets established at the grant date.

Stock Options

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2026 as follows (dollars and shares in thousands, except for per share data):

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2025	546	$187.07
Exercised	(515)	$182.68
Forfeited/canceled	(1)	$262.91
Outstanding at September 30, 2026	30	$259.16	6.3	$—
Exercisable at September 30, 2026	20	$266.14	6.2	$—
Unvested at September 30, 2026	10	$245.19	6.4	$—

The total intrinsic value for options exercised during the nine months ended September 30, 2026 was $7.1 million.

13.INCOME TAXES

The primary reason for the difference between the Company’s effective tax rate and the U.S. statutory rate is the Company’s REIT status. A tax provision is recognized because U.S. taxable REIT subsidiary and certain foreign subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2016. As a REIT, the Company generally will be entitled to a deduction for dividends that it pays, and therefore, not subject to U.S. federal corporate income tax on that portion of its net income that it distributes to its shareholders. As a REIT, the Company will continue to pay U.S. federal income tax on earnings, if any, from assets and operations held through its U.S. taxable REIT subsidiary. These assets and operations currently consist primarily of the Company’s site development services and its international operations. The Company’s international operations continue to be subject, as applicable, to foreign taxes in the jurisdictions in which those operations are located. The Company may also be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, and other taxes on its assets and operations. The Company’s determination as to the timing and amount of future dividend distributions will be based on a number of factors, including REIT distribution requirements, its existing federal net operating losses (“NOLs”) of approximately $298.5 million attributable to the REIT, and $27.1 million attributable to its taxable REIT subsidiaries as of December 31, 2025, the Company’s financial condition, earnings, debt covenants, and other possible uses of such funds. The Company may use these NOLs to offset its REIT taxable income, and thus any required distributions to shareholders may be reduced or eliminated until such time as the NOLs have been fully utilized.

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

In connection with a current assessment in Brazil, the taxing authorities have issued income tax deficiencies related to purchase accounting adjustments for tax years 2017 through 2020. In addition, the taxing authorities have issued income tax deficiencies related to the deductibility of foreign exchange losses on the Company’s intercompany loan for the 2020 tax year. The Company disagrees with these assessments and is appealing with the higher appellate taxing authorities. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. There can be no assurance that these matters will be resolved in the Company’s favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on the Company’s results of operations or cash flows in any one period. As of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued to be between zero and $115.5 million, excluding penalties and interest of $201.0 million.

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

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the three months ended September 30, 2026	(in thousands)
Revenues (1)	$454,380	$210,974	$48,570	$—	$713,924
Cost of revenues (2)	71,783	61,868	37,870	—	171,521
Operating profit	382,597	149,106	10,700	—	542,403
Selling, general, and administrative expenses	27,636	19,034	3,637	17,704	68,011
Acquisition and new business initiatives
related adjustments and expenses	6,827	1,936	—	—	8,763
Asset impairment and decommission costs	7,869	5,149	21	421	13,460
Depreciation, amortization and accretion	38,601	42,637	838	2,356	84,432
Operating income (loss)	301,664	80,350	6,204	(20,481)	367,737
Other expense, net (principally interest
expense and other income)				(113,151)	(113,151)
Income before income taxes					254,586
Cash capital expenditures (3)	56,487	44,880	233	3,658	105,258

For the three months ended September 30, 2025
Revenues (1)	$470,251	$186,176	$75,900	$—	$732,327
Cost of revenues (2)	70,251	57,030	62,508	—	189,789
Operating profit	400,000	129,146	13,392	—	542,538
Selling, general, and administrative expenses	30,889	16,706	3,394	15,019	66,008
Acquisition and new business initiatives
related adjustments and expenses	4,295	861	—	—	5,156
Asset impairment and decommission costs	18,182	2,140	—	—	20,322
Depreciation, amortization and accretion	37,085	36,765	960	2,073	76,883
Operating income (loss)	309,549	72,674	9,038	(17,092)	374,169
Other expense, net (principally interest
expense and other income)				(85,086)	(85,086)
Income before income taxes					289,083
Cash capital expenditures (3)	43,344	26,754	2,390	2,234	74,722

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other	Total

For the nine months ended September 30, 2026	(in thousands)
Revenues (1)	$1,357,129	$628,259	$147,247	$—	$2,132,635
Cost of revenues (2)	213,830	185,808	119,220	—	518,858
Operating profit	1,143,299	442,451	28,027	—	1,613,777
Selling, general, and administrative expenses	92,695	57,556	10,639	55,216	216,106
Acquisition and new business initiatives
related adjustments and expenses	16,749	6,030	—	—	22,779
Asset impairment and decommission costs	47,680	16,620	285	741	65,326
Depreciation, amortization and accretion	114,195	123,852	2,838	6,233	247,118
Operating income (loss)	871,980	238,393	14,265	(62,190)	1,062,448
Other expense, net (principally interest
expense and other income)				(339,379)	(339,379)
Income before income taxes					723,069
Cash capital expenditures (3)	169,294	208,009	1,609	10,935	389,847

For the nine months ended September 30, 2025
Revenues (1)	$1,401,052	$503,372	$191,132	$—	$2,095,556
Cost of revenues (2)	207,944	153,386	154,222	—	515,552
Operating profit	1,193,108	349,986	36,910	—	1,580,004
Selling, general, and administrative expenses	93,411	54,933	9,674	45,231	203,249
Acquisition and new business initiatives
related adjustments and expenses	14,823	3,599	—	—	18,422
Asset impairment and decommission costs	53,322	48,546	—	710	102,578
Depreciation, amortization and accretion	110,668	92,537	2,681	6,008	211,894
Operating income (loss)	920,884	150,371	24,555	(51,949)	1,043,861
Other expense, net (principally interest
expense and other income)				(234,100)	(234,100)
Income before income taxes					809,761
Cash capital expenditures (3)	127,629	695,876	4,690	3,900	832,095

	Domestic Site	Int'l Site	Site
	Leasing	Leasing	Development	Other (4)	Total

Assets	(in thousands)
As of September 30, 2026	$6,233,136	$5,042,256	$50,107	$290,859	$11,616,358
As of December 31, 2025	$6,178,526	$5,183,588	$98,072	$114,826	$11,575,012

(1)For the three months ended September 30, 2026 and 2025, site leasing revenue in Brazil was $94.4 million and $87.3 million, respectively. For the nine months ended September 30, 2026 and 2025, site leasing revenue in Brazil was $279.5 million and $257.4 million, respectively. Other than Brazil, no foreign country represented more than 5% of the Company’s total site leasing revenue in any of the periods presented.

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

Long-lived assets include property and equipment, net, intangible assets, net, operating lease right-of-use assets, net, and acquired and other right-of-use assets, net. The Company’s long-lived assets by geographic areas representing more than 5% of the Company’s total long-lived assets is presented below:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Domestic	$5,783,263	$5,737,975
Brazil	1,828,773	1,799,578
Guatemala	765,870	636,476
Other international	1,670,971	1,975,560
Total	$10,048,877	$10,149,589

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

The following table sets forth basic and diluted net income per common share attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Numerator:
Net income attributable to SBA
Communications Corporation	$231,306	$236,816	$614,916	$683,342
Denominator:
Basic weighted-average shares outstanding	105,428	107,257	105,771	107,509
Dilutive impact of stock options, RSUs, and PSUs	234	302	240	322
Diluted weighted-average shares outstanding	105,662	107,559	106,011	107,831
Net income per common share attributable to SBA
Communications Corporation:
Basic	$2.19	$2.21	$5.81	$6.36
Diluted	$2.19	$2.20	$5.80	$6.34

For the three and nine months ended September 30, 2026 and 2025, the diluted weighted-average number of common shares outstanding excluded an immaterial number of shares issuable related to the Company’s RSUs, PSUs, and stock options because the impact would be anti-dilutive.

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

During the nine months ended September 30, 2026, the noncontrolling shareholder of one of the Company’s joint ventures noticed its intent to exercise its put option to sell its interest to the Company. The purchase of the noncontrolling interest is subject to regulatory approval and is expected to close during the fourth quarter of 2026.

The components of redeemable noncontrolling interests as of September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Beginning balance	$78,262	$54,132
Net (loss) income attributable to noncontrolling interests	(1,183)	824
Foreign currency translation adjustments	(986)	(89)
Purchase of noncontrolling interests	—	146
Adjustment to redemption amount	16,790	23,249
Ending balance	$92,883	$78,262

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

The Company has interest rate swap agreements which hedged its 2024 Term Loan which swapped $2.0 billion of notional value accruing interest at one month Term SOFR plus 175 basis points for a blended all-in fixed rate of 5.165% per annum. During the third quarter of 2026, in connection with the repayment of the 2024 Term Loan, the Company de-designated the interest rate swaps. Upon de-designation, the Company recognized a gain of $19.0 million to Non-cash interest expense related to the life-to-date accumulated fair market value adjustments which had been recorded in Accumulated other comprehensive loss, net.

Additionally, during the third quarter of 2026, the Company entered into interest rate swap agreements (“2026 interest rate swaps”) on $2.0 billion of notional value whereby the Company is receiving a blended fixed rate of 4.000% and paying one month Term SOFR per annum through April 11, 2028. The 2026 interest rate swaps are intended to economically offset the impact of the de-designated interest rate swaps. Cash flows from the de-designated interest rate swaps and the 2026 interest rate swaps are recorded in Interest expense and changes in fair value on the swaps are recorded within Other income, net.

The table below outlines the effects of the Company’s interest rate swaps on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2026	2025

Derivatives Designated as Hedging Instruments		(in thousands)
Interest rate swap agreements in a fair value asset position	Other assets	$—	$6,445
Interest rate swap agreement in a fair value liability position	Other long-term liabilities	$—	$12,265
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements in a fair value asset position	Other assets	$34,825	$—
Interest rate swap agreements in a fair value liability position	Other long-term liabilities	$16,860	$—

Accumulated other comprehensive loss, net includes an aggregate $2.8 million gain and a $1.0 million loss as of September 30, 2026 and December 31, 2025, respectively.

The Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform.

The cash flows associated with these activities are reported in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The table below outlines the effects of the Company’s derivatives on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Deficit for the three and nine months ended September 30, 2026 and 2025.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

Cash Flow Hedge - Interest Rate Swap Agreement	(in thousands)
Change in fair value recorded in Accumulated other comprehensive
loss, net	$—	$(2,209)	$24,806	$(54,605)
Gain reclassified from Accumulated other comprehensive
loss, net into earnings	$(684)	$(684)	$(2,052)	$(2,052)

Derivatives Not Designated as Hedges - Interest Rate Swap Agreements
Amount reclassified from Accumulated other comprehensive
loss, net into Non-cash interest expense	$(18,986)	$—	$(18,986)	$7,310
Change in fair value recorded in Other income, net	$1,021	$—	$1,021	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications infrastructure, including tower structures, rooftops, and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Africa. During the third quarter of 2026, we sold all of our towers and ended our operations in both Chile and Ecuador and on September 10, 2026, we entered into an agreement to sell all of our towers and related assets held in Peru. The sale of our towers and related assets in Peru is subject to regulatory approval and is expected to close during the fourth quarter of 2026.

Our primary business line is our site leasing business, which contributed 98.3% of our total segment operating profit for the nine months ended September 30, 2026. In our site leasing business, we (1) lease space to wireless service providers and other customers on assets that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2026, we owned 45,252 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, South America, Central America, and Africa. As of September 30, 2026, no U.S. state or territory accounted for more than 10% of our total tower portfolio by tower count, and no U.S. state or territory accounted for more than 10% of our total revenues for the nine months ended September 30, 2026. In addition, as of September 30, 2026, approximately 30% and 10% of our total towers are located in Brazil and Guatemala, respectively, and no other international market (each country is considered a market) represented more than 5% of our total towers.

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

Ground leases and other property interests are generally for an initial term of five years or more with multiple renewal periods, which are at our option. Our ground leases typically either (1) contain specific annual rent escalators or (2) escalate annually in accordance with an inflationary index. As of September 30, 2026, approximately 71% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of property taxes varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

In El Salvador, Guatemala, Honduras, Nicaragua, and Panama, substantially all of our revenue, expenses, and capital expenditures arising from our activities are denominated in U.S. dollars. Specifically, most of our ground leases and other property interests, tenant leases, and tower-related expenses are paid in U.S. dollars. In most of our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In Brazil and South Africa, substantially all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in local currency. In Costa Rica, Peru, and Tanzania, our revenue, expenses, and capital expenditures, including tenant leases, ground leases and other property interests, and other tower-related expenses are denominated in a mix of local currency and U.S. dollars.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the nine months ended
Segment operating profit as a percentage of	September 30,		September 30,

total operating profit	2026	2025	2026	2025

Domestic site leasing	70.5%	73.7%	70.9%	75.5%
International site leasing	27.5%	23.8%	27.4%	22.2%
Total site leasing	98.0%	97.5%	98.3%	97.7%

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

We expect churn to be elevated through 2026. In our domestic markets, we currently expect churn to represent an aggregate of between $133.0 million and $136.0 million of cash site leasing revenue due in part to Sprint and EchoStar churn. In our international markets, we currently expect churn to represent an aggregate of between $37.0 million and $39.0 million of cash site leasing revenue due in part to Oi wireline churn.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues and Segment Operating Profit:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$454,380	$470,251	$—	$(15,871)	(3.4%)
International site leasing	210,974	186,176	6,551	18,247	9.8%
Site development	48,570	75,900	—	(27,330)	(36.0%)
Total	$713,924	$732,327	$6,551	$(24,954)	(3.4%)
Cost of Revenues
Domestic site leasing	$71,783	$70,251	$—	$1,532	2.2%
International site leasing	61,868	57,030	1,967	2,871	5.0%
Site development	37,870	62,508	—	(24,638)	(39.4%)
Total	$171,521	$189,789	$1,967	$(20,235)	(10.7%)
Operating Profit
Domestic site leasing	$382,597	$400,000	$—	$(17,403)	(4.4%)
International site leasing	149,106	129,146	4,584	15,376	11.9%
Site development	10,700	13,392	—	(2,692)	(20.1%)

Revenues

Domestic site leasing revenues decreased $15.9 million for the three months ended September 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals, partially offset by (1) organic site leasing growth from contractual rent escalators, new leases, and amendments, (2) revenues from 29 towers acquired and 32 towers built since July 1, 2025 and (3) increases in non-cash straight line revenue.

International site leasing revenues increased $24.8 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $18.2 million. These changes were primarily due to (1) revenues from 2,467 towers acquired (including 2,466 towers related to the Millicom transaction) and 685 towers built since July 1, 2025, (2) organic site leasing growth from contractual escalators, new leases, and amendments and (3) increases in reimbursable pass-through expenses and non-cash straight line revenue, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 14.2% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $27.3 million for the three months ended September 30, 2026, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $17.4 million for the three months ended September 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals.

International site leasing segment operating profit increased $20.0 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $15.4 million.

These changes were primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since July 1, 2025.

Site development segment operating profit decreased $2.7 million for the three months ended September 30, 2026, as compared to the prior year, as a result of decreased carrier activity.

Selling, General, and Administrative Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$27,636	$30,889	$—	$(3,253)	(10.5%)
International site leasing	19,034	16,706	420	1,908	11.4%
Total site leasing	$46,670	$47,595	$420	$(1,345)	(2.8%)
Site development	3,637	3,394	—	243	7.2%
Other	17,704	15,019	—	2,685	17.9%
Total	$68,011	$66,008	$420	$1,583	2.4%

Selling, general, and administrative expenses increased $2.0 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $1.6 million. These changes were driven primarily by an increase in personnel and other support related costs (as a result of our increased presence in certain markets and entrance into Honduras), partially offset by a decrease in non-cash compensation expense and lower costs associated with our market divestitures since July 1, 2025.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$6,827	$4,295	$—	$2,532	59.0%
International site leasing	1,936	861	27	1,048	121.7%
Total	$8,763	$5,156	$27	$3,580	69.4%

Acquisition and new business initiatives related adjustments and expenses increased $3.6 million for the three months ended September 30, 2026, as compared to the prior year. This change was driven primarily by an increase in our third party acquisition and integration costs as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$7,869	$18,182	$—	$(10,313)	(56.7%)
International site leasing	5,149	2,140	239	2,770	129.4%
Total site leasing	$13,018	$20,322	$239	$(7,543)	(37.1%)
Site development	21	—	—	21	—%
Other	421	—	—	421	—%
Total	$13,460	$20,322	$239	$(7,101)	(34.9%)

On a quarterly basis, we analyze whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers. Based on this analysis, our impairment charges may vary from quarter to quarter.

Domestic asset impairment and decommission costs decreased $10.3 million for the three months ended September 30, 2026, as compared to the prior year. This change was primarily as a result of our quarterly impairment analysis requiring a lower impairment than in the prior year period, partially offset by an increase in tower and equipment related decommission costs.

International asset impairment and decommission costs increased $3.0 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international asset impairment and decommission costs increased $2.8 million. These changes were primarily as a result of our quarterly impairment analysis requiring a higher impairment than in the prior year period.

Depreciation, Accretion, and Amortization Expense:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$38,601	$37,085	$—	$1,516	4.1%
International site leasing	42,637	36,765	1,104	4,768	13.0%
Total site leasing	$81,238	$73,850	$1,104	$6,284	8.5%
Site development	838	960	—	(122)	(12.7%)
Other	2,356	2,073	—	283	13.7%
Total	$84,432	$76,883	$1,104	$6,445	8.4%

Depreciation, accretion, and amortization expense increased $7.5 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $6.4 million. These changes were primarily due to an increase in the number of towers we acquired and built since July 1, 2025, (including 2,466 towers acquired related to the Millicom transaction), partially offset by lower costs associated with towers sold since July 1, 2025 and the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$301,664	$309,549	$—	$(7,885)	(2.5%)
International site leasing	80,350	72,674	2,794	4,882	6.7%
Total site leasing	$382,014	$382,223	$2,794	$(3,003)	(0.8%)
Site development	6,204	9,038	—	(2,834)	(31.4%)
Other	(20,481)	(17,092)	—	(3,389)	19.8%
Total	$367,737	$374,169	$2,794	$(9,226)	(2.5%)

Domestic site leasing operating income decreased $7.9 million, international site leasing operating income increased $7.7 million, site development operating income decreased $2.8 million, and other operating expense, net increased $3.4 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $4.9 million. These changes were primarily due to the factors described above.

Other Income (Expense):

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$7,895	$5,517	$252	$2,126	38.5%
Interest expense	(126,840)	(120,154)	34	(6,720)	5.6%
Non-cash interest income (expense)	16,445	(567)	—	17,012	(3,000.4%)
Amortization of deferred financing fees	(5,580)	(5,477)	—	(103)	1.9%
Loss from extinguishment of debt, net	(20,082)	—	—	(20,082)	—%
Other income, net	15,011	35,595	(40,234)	19,650	(1,530.4%)
Total	$(113,151)	$(85,086)	$(39,948)	$11,883	(9.7%)

Interest income increased $2.4 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, interest income increased $2.1 million. These changes were primarily due to a higher amount of interest-bearing deposits held as compared to the prior year.

Interest expense increased $6.7 million for the three months ended September 30, 2026, as compared to the prior year. This change was primarily due to a higher average principal amount of our cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was primarily due to the impact from the repayment of the 2020-1C Tower Securities on January 9, 2026 using borrowings from the then existing revolving credit facility which accrued interest at a higher rate, partially offset by the subsequent repayment of the amounts outstanding under our then existing revolving credit facility and the 2024 Term Loan on July 23, 2026 using proceeds from the issuance of the 2026 Senior Notes.

Non-cash interest income (expense) decreased $17.0 million for the three months ended September 30, 2026, as compared to the prior year. This change was primarily due to a $19.0 million gain recognized upon the de-designation of our interest rate swaps, reflecting amounts previously recorded in accumulated other comprehensive loss, in connection with the repayment of the 2024 Term Loan.

Loss from extinguishment of debt, net was $20.1 million for the three months ended September 30, 2026 which primarily represents the write-off of $16.1 million of unamortized financing fees and $4.0 million of original issuance discount associated with the repayment of the then existing revolving credit facility and 2024 Term Loan in July 2026.

Other income, net includes a $2.4 million loss on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $15.6 million gain on sale of assets for the three months ended September 30, 2026 (which is inclusive of $6.2 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sale of our Chile operations). The prior year period included a $37.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries.

Provision for Income Taxes:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(22,228)	$(48,652)	$13,327	$13,097	(35.8%)

Provision for income taxes decreased $26.4 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, provision for income taxes decreased $13.1 million primarily due to a decrease in the tax effect of the jurisdictional mix of earnings, partially offset by an increase in withholding taxes.

Net Income:

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$232,358	$240,431	$(23,827)	$15,754	7.3%

Net income decreased $8.1 million for the three months ended September 30, 2026, as compared to the prior year. On a constant currency basis, net income increased $15.8 million. These changes were primarily due to the factors described above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues and Segment Operating Profit:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

Revenues	(in thousands)
Domestic site leasing	$1,357,129	$1,401,052	$—	$(43,923)	(3.1%)
International site leasing	628,259	503,372	31,901	92,986	18.5%
Site development	147,247	191,132	—	(43,885)	(23.0%)
Total	$2,132,635	$2,095,556	$31,901	$5,178	0.2%
Cost of Revenues
Domestic site leasing	$213,830	$207,944	$—	$5,886	2.8%
International site leasing	185,808	153,386	10,194	22,228	14.5%
Site development	119,220	154,222	—	(35,002)	(22.7%)
Total	$518,858	$515,552	$10,194	$(6,888)	(1.3%)
Operating Profit
Domestic site leasing	$1,143,299	$1,193,108	$—	$(49,809)	(4.2%)
International site leasing	442,451	349,986	21,707	70,758	20.2%
Site development	28,027	36,910	—	(8,883)	(24.1%)

Revenues

Domestic site leasing revenues decreased $43.9 million for the nine months ended September 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals, partially offset by (1) organic site leasing growth from contractual escalators, new leases, and amendments, (2) revenues from 36 towers acquired and 44 towers built since January 1, 2025 and (3) increases in non-cash straight line revenue.

International site leasing revenues increased $124.9 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing revenues increased $93.0 million. This change was primarily due to (1) revenues from 7,133 towers acquired (including 7,110 related to the Millicom transaction) and 834 towers built since January 1, 2025, (2) organic site leasing growth from contractual escalators, new leases, and amendments and (3) increases in non-cash straight line revenue and reimbursable pass-through expenses, partially offset by lease non-renewals and tower divestitures. Site leasing revenue in Brazil represented 14.1% of total site leasing revenue for the period. No other individual international market represented more than 5% of our total site leasing revenue.

Site development revenues decreased $43.9 million for the nine months ended September 30, 2026, as compared to the prior year, as a result of decreased carrier activity.

Operating Profit

Domestic site leasing segment operating profit decreased $49.8 million for the nine months ended September 30, 2026, as compared to the prior year, primarily due to Sprint, EchoStar, and other lease non-renewals.

International site leasing segment operating profit increased $92.5 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing segment operating profit increased $70.8 million. This change was primarily due to higher international site leasing revenues as noted above and the positive impact of our ground lease purchase program, partially offset by the incremental costs associated with towers acquired and built since January 1, 2025.

Site development segment operating profit decreased $8.9 million for the nine months ended September 30, 2026, as compared to the prior year, as a result of decreased carrier activity.

Selling, General, and Administrative Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$92,695	$93,411	$—	$(716)	(0.8%)
International site leasing	57,556	54,933	2,377	246	0.4%
Total site leasing	$150,251	$148,344	$2,377	$(470)	(0.3%)
Site development	10,639	9,674	—	965	10.0%
Other	55,216	45,231	—	9,985	22.1%
Total	$216,106	$203,249	$2,377	$10,480	5.2%

Selling, general, and administrative expenses increased $12.9 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, selling, general, and administrative expenses increased $10.5 million. These changes were driven primarily by increases in non-cash compensation expense and personnel and other support related costs (as a result of our increased presence in certain markets and entrance into Honduras), partially offset by lower costs associated with our market divestitures since January 1, 2025 and lower bad debt expense.

Acquisition and New Business Initiatives Related Adjustments and Expenses:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$16,749	$14,823	$—	$1,926	13.0%
International site leasing	6,030	3,599	154	2,277	63.3%
Total	$22,779	$18,422	$154	$4,203	22.8%

Acquisition and new business initiatives related adjustments and expenses increased $4.4 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, acquisition and new business initiatives related adjustments and expenses increased $4.2 million. These changes were driven primarily by an increase in our third-party acquisition and integration costs as compared to the prior year.

Asset Impairment and Decommission Costs:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$47,680	$53,322	$—	$(5,642)	(10.6%)
International site leasing	16,620	48,546	1,132	(33,058)	(68.1%)
Total site leasing	$64,300	$101,868	$1,132	$(38,700)	(38.0%)
Site development	285	—	—	285	—%
Other	741	710	—	31	4.4%
Total	$65,326	$102,578	$1,132	$(38,384)	(37.4%)

On a quarterly basis, we analyze whether the future cash flows from certain towers are adequate to recover the carrying value of the investment in those towers. Based on this analysis, our impairment charges may vary from quarter to quarter.

Domestic asset impairment and decommission costs decreased $5.6 million for the nine months ended September 30, 2026, as compared to the prior year. This change was primarily as a result of our quarterly impairment analysis requiring a lower impairment than in the prior year period, partially offset by an increase in tower and equipment related decommission costs.

International asset impairment and decommission costs decreased $31.9 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international asset impairment and decommission costs decreased $33.1 million. These changes were primarily as a result of our quarterly impairment analysis requiring a lower impairment than in the prior year period (primarily in Brazil) and a decrease in tower and equipment related decommission costs.

Depreciation, Accretion, and Amortization Expense:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$114,195	$110,668	$—	$3,527	3.2%
International site leasing	123,852	92,537	5,567	25,748	27.8%
Total site leasing	$238,047	$203,205	$5,567	$29,275	14.4%
Site development	2,838	2,681	—	157	5.9%
Other	6,233	6,008	—	225	3.7%
Total	$247,118	$211,894	$5,567	$29,657	14.0%

Depreciation, accretion, and amortization expense increased $35.2 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, depreciation, accretion, and amortization expense increased $29.7 million. These changes were primarily due to an increase in the number of towers we acquired and built (including 7,110 towers acquired related to the Millicom transaction) since January 1, 2025, partially offset by lower costs associated with towers sold since January 1, 2025 and the impact of assets that became fully depreciated since the prior year period.

Operating Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Domestic site leasing	$871,980	$920,884	$—	$(48,904)	(5.3%)
International site leasing	238,393	150,371	12,477	75,545	50.2%
Total site leasing	$1,110,373	$1,071,255	$12,477	$26,641	2.5%
Site development	14,265	24,555	—	(10,290)	(41.9%)
Other	(62,190)	(51,949)	—	(10,241)	19.7%
Total	$1,062,448	$1,043,861	$12,477	$6,110	0.6%

Domestic site leasing operating income decreased $48.9 million, international site leasing operating income increased $88.0 million, site development operating income decreased $10.3 million, and other operating expense, net increased $10.2 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, international site leasing operating income increased $75.5 million. These changes were primarily due to the factors described above.

Other Income (Expense):

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Interest income	$18,733	$24,452	$759	$(6,478)	(26.5%)
Interest expense	(383,122)	(343,959)	3	(39,166)	11.4%
Non-cash interest income (expense)	13,187	(10,148)	(1)	23,336	(230.0%)
Amortization of deferred financing fees	(16,108)	(16,326)	—	218	(1.3%)
Loss from extinguishment of debt, net	(20,082)	—	—	(20,082)	—%
Other income, net	48,013	111,881	(112,103)	48,235	(201.1%)
Total	$(339,379)	$(234,100)	$(111,342)	$6,063	(1.6%)

Interest income decreased $5.7 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, interest income decreased $6.5 million. These changes were primarily due to a lower amount of interest-bearing deposits held as compared to the prior year and a decrease in interest received on a loan to an unconsolidated joint venture as the loan was repaid on March 21, 2025.

Interest expense increased $39.2 million for the nine months ended September 30, 2026, as compared to the prior year. This change was primarily due to a higher average principal amount of our cash-interest bearing debt accruing interest at a higher weighted-average interest rate as compared to the prior year. The higher weighted-average interest rate experienced during the current year period was primarily due to the higher blended rate of the interest rate swap agreements which replaced the previous swap on March 31, 2025 and the impact from the repayment of the 2020-1C Tower Securities on January 9, 2026 using borrowings from the then existing revolving credit facility which accrued interest at a higher rate, partially offset by the subsequent repayment of the then existing revolving credit facility and the 2024 Term Loan on July 23, 2026 using proceeds from the issuance of the 2026 Senior Notes.

Non-cash interest expense decreased $23.3 million for the nine months ended September 30, 2026, as compared to the prior year. This change was primarily due to a $19.0 million gain recognized upon the de-designation of our interest rate swaps, reflecting amounts previously recorded in accumulated other comprehensive loss, in connection with the repayment of the 2024 Term Loan and lower amortization of accumulated losses related to our interest rate swaps de-designated as cash flow hedges which reached their term end date in 2025.

Loss from extinguishment of debt, net was $20.1 million for the nine months ended September 30, 2026 which primarily represents the write-off of $16.1 million of unamortized financing fees and $4.0 million of original issuance discount associated with the repayment of the then existing revolving credit facility and 2024 Term Loan in July 2026.

Other income, net includes a $25.9 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and a $16.3 million gain on sale of assets for the nine months ended September 30, 2026 (which is inclusive of $6.2 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sale of our Chile operations). The prior year period included a $137.8 million gain on the remeasurement of U.S. dollar denominated intercompany loans with foreign subsidiaries and an $18.3 million loss on sale of assets for the nine months ended September 30, 2025 (which is inclusive of a $29.1 million non-cash adjustment to realize previously unrecognized accumulated currency translation adjustments arising from the sales of our Philippines and Colombia operations).

Provision for Income Taxes:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Provision for income taxes	$(109,336)	$(125,730)	$35,348	$(18,954)	23.6%

Provision for income taxes decreased $16.4 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, provision for income taxes increased $19.0 million primarily due to an increase in withholding taxes, partially offset by a decrease in the tax effect of the jurisdictional mix of earnings.

Net Income:

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$613,733	$684,031	$(63,517)	$(6,781)	(1.1%)

Net income decreased $70.3 million for the nine months ended September 30, 2026, as compared to the prior year. On a constant currency basis, net income decreased $6.8 million. These changes were primarily due to the factors described above.

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

Management uses Adjusted EBITDA in evaluating, and believes that it is useful to investors in evaluating, the profitability of our operations and to evaluate our performance 1) from period to period and (2) compared to our competitors, by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our financial results. In addition, Adjusted EBITDA is a widely used performance measure across the telecommunications real estate sector and management believes that it allows investors to evaluate our comparative performance without regard to items such as depreciation, amortization, and accretion, which can vary across different companies depending upon accounting methods and the book value of assets. Management also believes Adjusted EBITDA is frequently used by investors or other interested parties in the evaluation of REITs. In addition, Adjusted EBITDA is similar to the measure of current financial performance generally used by our lenders to determine compliance with certain covenants under the Senior Credit Agreement and the indentures relating to the 2020 Senior Notes, 2021 Senior Notes, and 2026 Senior Notes. Adjusted EBITDA should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

	For the three months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$232,358	$240,431	$(23,827)	$15,754	7.3%
Non-cash straight-line leasing revenue	(4,338)	(1,649)	31	(2,720)	164.9%
Non-cash straight-line ground lease expense	(430)	(1,063)	18	615	(57.9%)
Non-cash compensation	17,965	19,323	61	(1,419)	(7.3%)
Loss from extinguishment of debt, net	20,082	—	—	20,082	—%
Other income, net	(15,011)	(35,595)	40,234	(19,650)	(1,530.4%)
Acquisition and new business initiatives
related adjustments and expenses	8,763	5,156	27	3,580	69.4%
Asset impairment and decommission costs	13,460	20,322	239	(7,101)	(34.9%)
Interest income	(7,895)	(5,517)	(252)	(2,126)	38.5%
Interest expense (1)	115,975	126,198	(34)	(10,189)	(8.1%)
Depreciation, accretion, and amortization	84,432	76,883	1,104	6,445	8.4%
Provision for income taxes (2)	22,713	48,813	(13,326)	(12,774)	(34.8%)
Adjusted EBITDA	$488,074	$493,302	$4,275	$(9,503)	(1.9%)

	For the nine months ended				Constant
	September 30,		Foreign	Constant	Currency
	2026	2025	Currency Impact	Currency Change	% Change

	(in thousands)
Net income	$613,733	$684,031	$(63,517)	$(6,781)	(1.1%)
Non-cash straight-line leasing revenue	(13,145)	(3,578)	587	(10,154)	283.8%
Non-cash straight-line ground lease expense	(1,835)	(4,148)	105	2,208	(53.2%)
Non-cash compensation	63,699	56,552	356	6,791	12.0%
Loss from extinguishment of debt, net	20,082	—	—	20,082	—%
Other income, net	(48,013)	(111,881)	112,103	(48,235)	201.1%
Acquisition and new business initiatives
related adjustments and expenses	22,779	18,422	154	4,203	22.8%
Asset impairment and decommission costs	65,326	102,578	1,132	(38,384)	(37.4%)
Interest income	(18,733)	(24,452)	(759)	6,478	(26.5%)
Interest expense (1)	386,043	370,433	(2)	15,612	4.2%
Depreciation, accretion, and amortization	247,118	211,894	5,567	29,657	14.0%
Provision for income taxes (2)	110,225	126,226	(35,329)	19,328	23.9%
Adjusted EBITDA	$1,447,279	$1,426,077	$20,397	$805	0.1%

(1)Total interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Includes franchise and gross receipts taxes reflected in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Adjusted EBITDA decreased $5.2 million for the three months ended September 30, 2026, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA decreased $9.5 million. These changes were primarily due to decreases in domestic site leasing segment operating profit and site development segment operating profit and an increase in cash selling, general, and administrative expense, partially offset by an increase in international site leasing segment operating profit.

Adjusted EBITDA increased $21.2 million for the nine months ended September 30, 2026, as compared to the prior year period. On a constant currency basis, Adjusted EBITDA increased $0.8 million. These changes were primarily due to an increase in international site leasing segment operating profit, partially offset by decreases in domestic site leasing segment operating profit and site development segment operating profit and an increase in cash selling, general, and administrative expense.

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

Our capital allocation policy, which is built upon predictable strong cash flows, continues to prioritize opportunistic investment in quality assets, through acquisitions to the extent there are opportunities that meet our return criteria and through the construction of new towers, then stock repurchases, and then cash dividend growth over time. In addition, in a high interest rate environment and when we believe interest rates may stay higher for longer, we believe that debt repayments, especially of our variable rate debt, may be an accretive use of our excess capital.

A summary of our cash flows is as follows:

	For the nine months ended September 30,
	2026	2025

	(in thousands)
Cash provided by operating activities	$994,107	$987,303
Cash used in investing activities	(270,439)	(421,008)
Cash used in financing activities	(727,355)	(1,520,215)
Change in cash, cash equivalents, and restricted cash	(3,687)	(953,920)
Effect of exchange rate changes on cash, cash equiv., and restricted cash	444	18,657
Cash, cash equivalents, and restricted cash, beginning of period	437,021	1,400,657
Cash, cash equivalents, and restricted cash, end of period	$433,778	$465,394

Operating Activities

Cash provided by operating activities was $994.1 million for the nine months ended September 30, 2026 as compared to $987.3 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in international site leasing segment operating profit and decreases in cash outflows associated with working capital changes related to the timing of tax and customer payments. The increase was partially offset by an increase in net interest expense and decreases in domestic site leasing segment operating profit and site development segment operating profit.

Investing Activities

A detail of our investing activities is as follows:

	For the nine months ended September 30,
	2026	2025

	(in thousands)
Acquisitions of towers and related assets (1)(2)	$(154,977)	$(634,751)
Land buyouts and other assets (3)	(49,700)	(29,664)
Construction and related costs	(109,135)	(78,233)
Augmentation and tower upgrades	(31,845)	(41,362)
Tower maintenance	(39,809)	(39,072)
General corporate	(2,808)	(3,424)
Purchase of investments	(1,558,693)	(658,004)
Proceeds from sale of investments	1,532,516	909,937
Repayment of loan from unconsolidated joint venture	—	115,000
Proceeds from sale of assets	150,853	40,564
Other investing activities	(6,841)	(1,999)
Net cash used in investing activities	$(270,439)	$(421,008)

(1)During the nine months ended September 30, 2026, we acquired 23 towers and related assets and liabilities, as well as the rights to land underneath approximately 3,900 communication sites in Guatemala. During the nine months ended September 30, 2025, we acquired 5,120 towers and related assets and liabilities, including 5,090 sites related to the Millicom transaction.

(2)The nine months ended September 30, 2025 excludes a $139.6 million acquisition completed during the third quarter of 2025 which was not funded until the fourth quarter of 2025.

(3)Excludes $8.6 million and $9.7 million spent to extend ground lease terms for the nine months ended September 30, 2026 and 2025, respectively. We recorded these amounts in prepaid expenses and other assets within the changes in operating assets and liabilities, net of acquisitions section of our Consolidated Statements of Cash Flows.

As of the date of this filing, we, subsequent to September 30, 2026, purchased or are under contract to purchase 69 communication sites for an aggregate consideration of $17.9 million in cash. We anticipate that these acquisitions will be closed by the end of the fourth quarter of 2026.

For 2026, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $61.0 million to $65.0 million and discretionary cash capital expenditures, based on current or potential acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $480.0 million to $490.0 million. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility and Commercial Paper Program (as defined below), or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors, including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

A detail of our financing activities is as follows:

	For the nine months ended September 30,
	2026	2025

	(in thousands)
Net borrowings under Revolving Credit Facility (1)	$(475,000)	$280,000
Proceeds from issuance of Senior Notes, net of fees (1)	3,445,873	—
Repayment of Term Loans (1)	(2,259,750)	(17,250)
Repayment of Tower Securities (1)	(750,000)	(1,165,000)
Repurchase and retirement of common stock (2)	(302,278)	(281,531)
Payment of dividends on common stock	(399,111)	(360,780)
Proceeds from employee stock purchase/stock option plans	38,285	51,491
Payments related to taxes on stock options and restricted stock units	(20,194)	(24,875)
Other financing activities	(5,180)	(2,270)
Net cash used in financing activities	$(727,355)	$(1,520,215)

(1)For additional information regarding our debt instruments and financings, refer to “Debt Instruments and Debt Service Requirements” below.

(2)During the nine months ended September 30, 2026, we purchased 1.7 million shares of our Class A common stock for $302.2 million at an average price per share of $179.75. Amounts reflected in the table are based on the settlement date. For additional information regarding our share repurchase activity, refer to Part II Item 2 under “Issuer Purchases of Equity Securities” below.

Dividends

For the nine months ended September 30, 2026, we paid the following cash dividends:

	Payable to Shareholders
	of Record at the Close	Cash Paid	Aggregate Amount
Date Declared	of Business on	Per Share	Paid	Date Paid

February 25, 2026	March 13, 2026	$1.25	$135.2 million (1)	March 27, 2026
April 28, 2026	May 22, 2026	$1.25	$132.7 million	June 17, 2026
August 2, 2026	August 20, 2026	$1.25	$131.3 million	September 17, 2026

(1)Amount reflected includes the payment of $2.6 million in dividend equivalents.

Dividends paid in 2026 were ordinary taxable dividends.

Subsequent to September 30, 2026, we declared the following cash dividends:

	Payable to Shareholders	Cash to
	of Record at the Close	be Paid
Date Declared	of Business on	Per Share	Date to be Paid

November 1, 2026	November 12, 2026	$1.25	December 10, 2026

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

Registration Statements

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2026, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2026, we had approximately 1.2 million shares of Class A common stock remaining under this registration statement.

We have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR, which enables us to issue shares of our Class A common stock, preferred stock, debt securities, warrants, or depositary shares as well as units that include any of these securities. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our automatic shelf registration statement on Form S-3ASR. On July 23, 2026, we issued the 2026 Senior Notes (as defined below) under our automatic shelf registration statement on Form S-3ASR. For more information, refer to "Debt Instruments and Debt Service Requirements" below. During the nine months ended September 30, 2026, we did not issue any additional securities under our automatic shelf registration statement.

Debt Instruments and Debt Service Requirements

Investment Grade Senior Notes and Unsecured Revolving Credit Facility

On July 23, 2026, we issued an aggregate $3.5 billion of unsecured senior notes (“2026 Senior Notes”) in three tranches: $1.35 billion of 4.875% senior notes due January 15, 2030 were issued at 99.333% of par value (“2026-1 Senior Notes”), $1.35 billion of 5.150% senior notes due July 15, 2031 were issued at 99.086% of par value (“2026-2 Senior Notes”), and $0.8 billion of 5.450% senior notes due July 15, 2033 were issued at 98.924% of par value (“2026-3 Senior Notes”). Interest on the 2026 Senior Notes is payable semi-annually beginning January 15, 2027. The 2026 Senior Notes have a blended coupon rate of 5.113% and a weighted average maturity of 4.9 years. We incurred financing fees of $24.2 million in relation to this transaction, which are being amortized through the maturity of the 2026 Senior Notes. Net proceeds from this offering were used to repay the aggregate principal amount outstanding on the then existing revolving credit facility ($1.0 billion), the 2024 Term Loan ($2.2 billion), and for general corporate purposes. In connection with the repayments, we expensed $16.1 million of net deferred financing fees and $4.0 million of discount related to the then existing revolving credit facility and the 2024 Term Loan.

Concurrently with the issuance of the 2026 Senior Notes, we terminated our then existing senior credit agreement and entered into a new unsecured senior credit agreement with SBAC as the borrower (the “Senior Credit Agreement”) which provides for a $2.5 billion senior unsecured Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 23, 2031. Amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (1) Term SOFR plus a margin that ranges from 75.0 basis points to 137.5 basis points or (2) the Base Rate plus a margin that ranges from 0.0 basis points to 37.5 basis points, in each case based on our credit ratings. In addition, we are required to pay a commitment fee of between 0.08% to 0.20% per annum on the amount of unused commitments based on our credit ratings. Based on our current credit ratings, borrowings under the Revolving Credit Facility accrue interest at Term SOFR plus 100.0 basis points and we are required to pay a commitment fee of 0.11% per annum on the amount of unused commitments.

Obligations under the Senior Credit Agreement are unsecured. The Senior Credit Agreement requires us to maintain specific financial ratios, including (1) a consolidated total net leverage ratio not to exceed 7.50 to 1.00 as of the last day of any fiscal quarter (or up to 8.00 to 1.00 for four fiscal quarters following the consummation of certain qualified acquisitions) and (2) a consolidated senior secured leverage ratio not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit our ability to incur indebtedness, grant certain liens, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset disposals. The Senior Credit Agreement is also subject to customary events of default.

The Senior Credit Agreement permits us, without the consent of the other lenders, to request that one or more existing or new lenders provide us with increases to the Revolving Credit Facility in an amount not to exceed $1.0 billion, provided that, after giving effect to the proposed increase to the Revolving Credit Facility commitments, we would be in compliance with the financial ratios described above and other customary conditions set forth in the Senior Credit Agreement.

As of September 30, 2026, we were in compliance with the financial covenants contained in the Senior Credit Agreement.

Commercial Paper Program

On September 25, 2026, we established a commercial paper program (the “Commercial Paper Program”) pursuant to which we may issue from time to time short-term, unsecured, commercial paper notes (the “CP Notes”) in an aggregate principal amount outstanding at any one time not to exceed $2.5 billion. Amounts available under the Commercial Paper Program may be borrowed, repaid and reborrowed from time to time. The maturities of the CP Notes may vary, but will not exceed 397 days from the date of issue. The proceeds of the CP Notes will be used for general corporate purposes. The CP Notes will be sold on customary terms in the

U.S. commercial paper market on a private placement basis. The Commercial Paper Program is backed by unused commitments under our Revolving Credit Facility under our Senior Credit Agreement. Accordingly, outstanding borrowings under the Commercial Paper Program reduce the amount available under our Revolving Credit Facility.

Revolving Credit Facility

The key terms of the Revolving Credit Facility are as follows:

	Interest Rate	Unused Commitment
	as of	Fee as of
	September 30, 2026	September 30, 2026

Revolving Credit Facility	4.913%	0.110%

The table below summarizes activity under our revolving credit facilities during the three and nine months ended September 30, 2026 and 2025:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning outstanding balance	$1,055,000	$80,000	$475,000	$—
Borrowings	—	295,000	1,025,000	375,000
Repayments	(1,055,000)	(95,000)	(1,500,000)	(95,000)
Ending outstanding balance	$—	$280,000	$—	$280,000

As of the date of this filing, there were no amounts outstanding under the Revolving Credit Facility or the Commercial Paper Program.

Term Loan

2024 Term Loan

On July 23, 2026, we repaid the aggregate principal amount ($2.2 billion) of the 2024 Term Loan using proceeds from the issuance of the 2026 Senior Notes.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

As of September 30, 2026, we, through a New York common law trust (“the Trust”), had issued and outstanding an aggregate of $6.5 billion of Secured Tower Revenue Securities (“Tower Securities”). The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of certain of our subsidiaries that are borrowers on the mortgage loan (the “Borrowers”) under which there is a loan tranche for each Tower Security outstanding with the same interest rate and maturity date as the corresponding Tower Security. The mortgage loan will be paid from the operating cash flows from the aggregate 8,603 tower sites owned by the Borrowers as of September 30, 2026. The mortgage loan is secured by (1) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (2) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under certain tenant leases, and (4) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary (“Network Management”), is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

On January 9, 2026, we repaid the entire aggregate principal amount of the 2020-1C Tower Securities ($750.0 million) using borrowings from the Revolving Credit Facility and we currently anticipate refinancing our 2021-1C Tower Securities prior to their maturity. The table below sets forth the material terms of our outstanding Tower Securities as of September 30, 2026:

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

Risk Retention Tower Securities

The table below sets forth the material terms of our outstanding Risk Retention Tower Securities as of September 30, 2026:

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

Debt Covenants

As of September 30, 2026, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

The table below sets forth the material terms of our outstanding senior notes as of September 30, 2026:

Senior Notes	Issue Date	Amount Outstanding (in millions)	Interest Rate Coupon	Maturity Date	Interest Due Dates
2020 Senior Notes	Feb. 4, 2020	$1,500.0	3.875%	Feb. 15, 2027	Feb. 15 & Aug. 15
2021 Senior Notes	Jan. 29, 2021	$1,500.0	3.125%	Feb. 1, 2029	Feb. 1 & Aug. 1
2026-1 Senior Notes	Jul. 23, 2026	$1,350.0	4.875%	Jan. 15, 2030	Jan. 15 & Jul. 15
2026-2 Senior Notes	Jul. 23, 2026	$1,350.0	5.150%	Jul. 15, 2031	Jan. 15 & Jul. 15
2026-3 Senior Notes	Jul. 23, 2026	$800.0	5.450%	Jul. 15, 2033	Jan. 15 & Jul. 15

Each of our senior notes is subject to redemption, at our option, in whole or in part. We may redeem each of the senior notes during the time periods and at the redemption prices set forth in the indentures.

Debt Service

As of September 30, 2026, we believe that our cash on hand, availability under our current credit instruments, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt and repay amounts outstanding on each final maturity date during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months ended September 30, 2027 based on the amounts outstanding as of September 30, 2026 and the interest rates accruing on those amounts on such date:

(in thousands)
Revolving Credit Facility (1)	$2,750
2020-2C Tower Securities	14,159
2021-1C Tower Securities (2)	1,167,311
2021-2C Tower Securities (3)	903,795
2021-3C Tower Securities	23,491
2022-1C Tower Securities	56,362
2024-1C Tower Securities	70,510
2024-2C Tower Securities	31,910
2020 Senior Notes	1,521,797
2021 Senior Notes	46,875
2026-1 Senior Notes	65,813
2026-2 Senior Notes	69,525
2026-3 Senior Notes	43,600
Total debt service for the next 12 months	$4,017,898

(1)As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility or the Commercial Paper Program. As of the date of this filing, there were no amounts outstanding under the Revolving Credit Facility or the Commercial Paper Program.

(2)Amount includes $1.165 billion of outstanding debt on the 2021-1C Tower Securities based on the anticipated repayment date of November 9, 2026; however, we are not required to pay the balance until the final maturity date of May 9, 2051.

(3)Amount includes $895.0 million of outstanding debt on the 2021-2C Tower Securities based on the anticipated repayment date of April 9, 2027; however, we are not required to pay the balance until the final maturity date of October 10, 2051.

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

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value

	(in thousands)
2020-2C Tower Securities (1)	$—	$—	$600,000	$—	$—	$—	$600,000	$579,390
2021-1C Tower Securities (1)	1,165,000	—	—	—	—	—	1,165,000	1,160,224
2021-2C Tower Securities (1)	—	895,000	—	—	—	—	895,000	878,863
2021-3C Tower Securities (1)	—	—	—	—	—	895,000	895,000	680,925
2022-1C Tower Securities (1)	—	—	850,000	—	—	—	850,000	866,388
2024-1C Tower Securities (1)	—	—	—	1,450,000	—	—	1,450,000	1,456,888
2024-2C Tower Securities (1)	—	620,000	—	—	—	—	620,000	618,946
2020 Senior Notes	—	1,500,000	—	—	—	—	1,500,000	1,490,850
2021 Senior Notes	—	—	—	1,500,000	—	—	1,500,000	1,410,000
2026-1 Senior Notes	—	—	—	—	1,350,000	—	1,350,000	1,307,610
2026-2 Senior Notes	—	—	—	—	—	1,350,000	1,350,000	1,292,895
2026-3 Senior Notes	—	—	—	—	—	800,000	800,000	759,680
Total debt obligation	$1,165,000	$3,015,000	$1,450,000	$2,950,000	$1,350,000	$3,045,000	$12,975,000	$12,502,659

(1)For information on the anticipated repayment date and final maturity date for each tower security, refer to “Debt Instruments and Debt Service Requirements” above.

Our current primary market risk exposure is (1) interest rate risk relating to our ability to refinance our debt at commercially reasonable rates, if at all and (2) interest rate risk relating to the impact of interest rate movements on any borrowings that we may incur under our Revolving Credit Facility or the Commercial Paper Program, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. During the third quarter of 2026, we entered into interest rate swap agreements (“2026 interest rate swaps”) on $2.0 billion of notional value whereby we are receiving a blended fixed rate of 4.000% and paying one month Term SOFR per annum through April 11, 2028. The 2026 interest rate swaps are intended to economically offset the impact of the de-designated interest rate swaps. Cash flows from the de-designated interest rate swaps and the 2026 interest rate swaps are recorded in Interest expense and changes in fair value on the swaps are recorded within Other income, net.

We have performed a sensitivity analysis assuming a hypothetical 1% increase in our variable interest rates as of September 30, 2026. As of September 30, 2026, the analysis indicated that such an adverse movement would have caused our interest expense to increase by approximately 1.9% for the nine months ended September 30, 2026.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Peru, South Africa, Tanzania, and to a lesser extent, our markets in Central America. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and South Africa, we receive significantly all our revenue and pay substantially all our operating expenses in local currency. In Costa Rica, Peru, and Tanzania, we receive our revenue and pay our operating expenses in a mix of local currency and U.S. dollars. All transactions denominated in currencies other than the U..S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period, and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss, net. For the nine months ended September 30, 2026, approximately 20.8% of our revenues and approximately 25.9% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at September 30, 2026. As of September 30, 2026, the analysis indicated that such an adverse movement would have caused our revenues and operating income to decline by approximately 1.2% and 0.9%, respectively, for the nine months ended September 30, 2026.

As of September 30, 2026, we had intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As settlement of this debt is anticipated or planned in the foreseeable future, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2026 would have resulted in approximately $87.3 million of unrealized gains or losses that would have been included in Other income, net in our Consolidated Statements of Operations for the nine months ended September 30, 2026.

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

•the timing for closing of pending acquisitions and disposals;

•our future liquidity requirements, including our debt service in 2026, and our ability to meet such requirements with cash on hand, availability under our current credit instruments, and our cash flows from operations for the next twelve months and the foreseeable future will be sufficient to service our outstanding debt during the next twelve months;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2026. Based on such evaluation, such officers have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2026:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2026 - 7/31/2026	—	$—	—	$1,122,883,640
8/1/2026 - 8/31/2026	1,094,780	$182.68	1,094,780	$922,883,793
9/1/2026 - 9/30/2026	574,811	$173.97	574,811	$822,884,011
Total	1,669,591	$179.68	1,669,591	$822,884,011

(1)On April 27, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $1.5 billion of our Class A common stock (the “Repurchase Plan”). As of the date of this filing, we had $0.8 billion remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

We inadvertently omitted the disclosure of a Rule 10b5-1 trading arrangement adopted by Steve Bernstein, a director, on June 18, 2026, in Item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The details of such plan are set forth below.

						Aggregate # of
		Trading		Date	Expiration	Securities to be
Name	Title	Arrangement	Action	Adopted	Date	Purchased/Sold

Steve Bernstein	Director	Rule 10b5-1(1)	Adoption	June 18, 2026	September 19, 2027	57,119

(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Brendan T. Cavanagh, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Marc Montagner, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 5, 2026	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Executive Officer
(Duly Authorized Officer)

November 5, 2026	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer
(Principal Financial Officer)

s